Form 10QSB
period 1995-06-30
ANGELES PARTNERS XII
filed 1995-08-14
CIK 720392

FORM 10-QSB.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        Quarterly or Transitional Report

                  (As last amended by 34-32231, eff. 6/3/93.)

                    U.S. Securities and Exchange Commission
                           Washington, D.C.  20549


                                Form 10-QSB

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the quarterly period ended June 30, 1995


   [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT

             For the transition period.........to.........

                      Commission file number 0-13309


                             ANGELES PARTNERS XII
        (Exact name of small business issuer as specified in its charter)


            California                                       95-3903623
 (State or other jurisdiction of                           (IRS Employer
 incorporation or organization)                           Identification No.)

     One Insignia Financial Plaza, P.O. Box 1089
         Greenville, South Carolina                                   29602
     (Address of principal executive offices)                      (Zip Code)


                Issuer's telephone number (803) 239-1000


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                                 PART I - FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

         a)                              ANGELES PARTNERS XII

                                             BALANCE SHEET
                                              (Unaudited)

                                             June 30, 1995


Assets

  Cash:
        Unrestricted                                               $  3,299,463

        Restricted--tenant security deposits                            906,278

  Accounts receivable, net of allowance for
        doubtful accounts of $23,248                                     95,406

  Escrows for taxes                                                     680,131

  Restricted escrows                                                  2,142,972

  Other assets                                                        2,367,273

  Investment in joint venture                                           155,723

  Investment properties:
        Land                                       $ 10,340,868

        Buildings and related personal
              property                               85,631,391

                                                     95,972,259

        Less accumulated depreciation               (48,751,322)     47,220,937
                                                                   $ 56,868,183

  Liabilities and Partners' Deficit

  Liabilities

        Accounts payable                                           $    329,522
        Tenant security deposits                                        908,992

        Accrued taxes                                                   901,430

        Other liabilities                                               813,404
        Mortgage notes payable                                       73,652,844


  Partners' Deficit
        General partner                            $   (582,363)



                  Limited partners (44,773 units
                        issued and outstanding)     (19,155,646)    (19,738,009)

                                                                             $ 56,868,183

                            See Accompanying Notes to Financial Statements

        b)                                ANGELES PARTNERS XII

                                         STATEMENTS OF OPERATIONS
                                              (Unaudited)

                                  Three Months Ended             Six Months Ended
                                       June 30,                      June 30,
                                 1995           1994            1995          1994

Revenues:
  Rental income                $4,980,287     $4,812,231    $ 9,790,380  $ 9,389,252

  Other income                    347,489        288,765        684,307      592,983

      Total revenues            5,327,776      5,100,996     10,474,687    9,982,235
Expenses:

  Operating                     1,407,814      1,332,109      2,690,707    2,791,099

  General and administrative      200,236        265,283        331,705      438,058

  Property management fees        254,797        242,543        506,756      486,872
  Maintenance                     508,070        626,772        905,045    1,150,651

  Depreciation                  1,127,621      1,085,023      2,244,993    2,149,421

  Amortization                      8,495          6,544         16,488       13,024

  Interest                      1,542,345      1,761,707      3,097,621    3,598,548
  Property taxes                  533,312        454,403      1,025,727      931,225

  Bad debt expense                 75,358         51,918         75,358       51,918

  Loss on disposal of asset         3,837          6,381         26,604        6,381

  Tenant reimbursements           (21,771)       (45,698)       (51,112)    (142,213)
      Total expenses            5,640,114      5,786,985     10,869,892   11,474,984

Equity in income (loss) of
  joint venture                     7,066         57,517        (51,004)       8,014

  Net loss                     $ (305,272)    $ (628,472)   $  (446,209) $(1,484,735)
Net loss allocated to
general partners (1%)          $   (3,053)    $   (6,285)   $    (4,462) $   (14,847)

Net loss allocated to
limited partners (99%)           (302,219)      (622,187)      (441,747)  (1,469,888)

                               $ (305,272)    $ (628,472)   $  (446,209) $(1,484,735)

Net loss per limited
  partnership unit             $    (6.75)    $   (13.90)   $     (9.87) $    (32.83)

                           See Accompanying Notes to Financial Statements

      c)                                 ANGELES PARTNERS XII

                         STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                             (Unaudited)

                                  Limited
                                Partnership   General        Limited
                                   Units      Partners      Partners          Total

Original capital
   contributions                   44,773    $   1,000    $ 44,773,000    $ 44,774,000

Partners' (deficit) capital
   at  December 31, 1994           44,773    $(577,901)   $(18,713,899)   $(19,291,800)

Net loss for the six months
   ended June 30, 1995                 --       (4,462)       (441,747)       (446,209)

Partners' (deficit) capital
   at  June 30, 1995               44,773    $(582,363)   $(19,155,646)   $(19,738,009)

                See Accompanying Notes to Consolidated Financial Statements

         d)                              ANGELES PARTNERS XII

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Unaudited)



                                                        Six Months Ended
                                                             June 30,
                                                        1995         1994

Cash flows from operating activities:
   Net loss                                        $  (446,209)  $(1,484,735)

   Adjustments to reconcile net loss
      to net cash provided by operating
       activities:

      Depreciation                                   2,244,993     2,149,421
      Amortization of discounts, loan costs,
       and leasing commissions                         191,938       353,123

      Bad debt                                          75,358        51,918

      Loss on disposal of asset                         26,604         6,381

      Equity in loss (income) of joint venture          51,004        (8,014)
  Change in accounts:

      Restricted cash                                  (25,021)      (13,565)

      Accounts receivable                              (37,918)     (104,630)

      Escrows for taxes                                 14,604      (277,287)

      Other assets                                     (14,420)      (19,880)

      Accounts payable                                (405,494)     (335,295)

      Tenant security deposit liabilities               28,901        30,773

      Accrued taxes                                    (50,788)       10,342

      Other liabilities                                186,550       201,264

           Net cash provided by
               operating activities                  1,840,102       559,816

Cash flows from investing activities:
  Property improvements and replacements              (482,175)     (569,760)

   Deposits to restricted escrows                     (903,422)     (163,511)

   Withdrawals from restricted escrows                  43,998       352,881

           Net cash used in
               investing activities                 (1,341,599)     (380,390)

                            See Accompanying Notes to Financial Statements

                                         ANGELES PARTNERS XII

                                              (Unaudited)

                                                       Six Months Ended
                                                            June 30,
                                                      1995           1994

Cash flows used in financing activities:
   Payments on mortgage notes payable             $(5,631,860)   $  (291,309)

   Proceeds from refinance                          6,600,000             --

   Loan costs                                        (214,136)       (14,006)
     Net cash provided by (used in)
           financing activities                       754,004       (305,315)

Net increase (decrease) in cash                     1,252,507       (125,889)

Cash at beginning of period                         2,046,956      2,568,130

Cash at end of period                             $ 3,299,463    $ 2,442,241

Supplemental disclosure of cash
   flow information:

   Cash paid for interest                         $ 2,922,172    $ 3,170,308


                            See Accompanying Notes to Financial Statements

         e)                              ANGELES PARTNERS XII

                                     NOTES TO FINANCIAL STATEMENTS
                                              (Unaudited)


Note 1 - Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1995, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1995.
For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1994.

  Certain reclassifications have been made to the 1994 information to conform to the 1995 presentation.

Note B - Investment in Joint Venture

  The Partnership owns a 44.5% interest in the Princeton Meadows Golf Course Joint Venture ("Joint Venture"). The Partnership accounts for its interest in the Joint Venture on the equity method.

  Condensed balance sheet information of the Joint Venture at June 30, 1995 is as follows:


Assets
Cash                                                   $  215,177

Deferred charges and other assets                         136,312

Investment properties, net                              1,903,381

  Total                                               $ 2,254,870

Liabilities and Partners' Capital

Notes payable to AMIT, in default                      $1,320,419

Other liabilities                                         585,478

Partners' capital                                         348,973

                                                       $2,254,870

   The condensed statements of operations of the Joint Venture are summarized as follows:

                                   Three Months Ended         Six Months Ended
                                         June 30,                   June 30,
                                    1995         1994         1995           1994

Revenue                          $ 379,075     $ 441,581    $ 483,728     $ 545,935
Costs and expenses                (363,196)     (312,331)    (598,344)     (527,927)

  Net income (loss)              $  15,879     $ 129,250    $(114,616)    $  18,008


Note C - Transactions with Affiliated Parties

   The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement for certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Managing General Partner and affiliates for the six months ended June 30, 1995 and 1994:

                                         1995          1994

Property management fees               $506,756      $486,872

Marketing services                        1,359         7,476

Reimbursement for services of
   affiliates                           231,345       248,424


   The Partnership insures its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations of the affiliate of the Managing General Partner who receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

   Angeles Mortgage Investment Trust ("AMIT"), a lending trust sponsored by an affiliate of the Managing General Partner, currently provides financing to the Joint Venture in the amount of $1,320,419 which is in default at June 30, 1995 (see Part II, Item 1. Legal Proceedings).

   MAE GP Corporation ("MAE GP"), an affiliate of the Managing General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1% of the distributions of net cash distributed by AMIT. These
Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 33% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 annual meeting in connection with the election of trustees and other matters. MAE GP has not exerted and continues to decline to exert any management control over or participate in the management of AMIT. However, MAE GP may choose to vote these shares as it deems appropriate in the future.

   As part of a settlement of certain disputes with AMIT, MAE GP Corporation granted to AMIT an option to acquire the Class B shares. This option can be exercised at the end of 10 years or when all loans made by AMIT to partnerships affiliated with MAE GP as of November 9, 1994, which is the date of execution of a definitive Settlement Agreement, have been paid in full, but in no event prior to November 9, 1997. AMIT delivered to MAE GP cash in the sum of $250,000 at closing, which occurred April 14, 1995, as payment for the option. Upon exercise of the option, AMIT would remit to MAE GP an additional $94,000.

   Simultaneously with the execution of the option, MAE GP executed an irrevocable proxy in favor of AMIT, the result of which is MAE GP will be able to vote the Class B shares on all matters except those involving transactions between AMIT and MAE GP affiliated borrowers or the election of any MAE GP affiliate as an officer or trustee of AMIT. On those matters, MAE GP granted to the AMIT trustees, in their capacity as trustees of AMIT, proxies with regard to the Class B shares instructing such trustees to vote said Class B shares in accordance with the vote of the majority of the Class A shares voting to be determined without consideration of the votes of "Excess Class A Shares" as defined in section 6.13 of the Declaration of Trust of AMIT.

Note D - Pickwick Place Refinancing

   On April 17, 1995, the Partnership refinanced the mortgage encumbering Pickwick Place. The total mortgage indebtedness which carried a stated interest rate of 10.5% was in default due to a maturity date of June 1994. The new mortgage indebtedness of $6,600,000 carries a stated interest rate of 9.10% and is being amortized over 28 years with a balloon payment due April 1, 2005.

   Total capitalized loan costs incurred for the refinancing were $214,136 and are being amortized over the life of the loan.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


   The Partnership's investment properties consist of nine apartment complexes and one commercial complex. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1995 and 1994:

                                     Average
                                    Occupancy
Property                           1995    1994

Briarwood
  Cedar Rapids, Iowa                97%     97%

Chambers Ridge
  Harrisburg, Pennsylvania          91%     91%

Gateway Gardens
  Cedar Rapids, Iowa                98%     96%

Hunters Glen - 1
  Plainsboro, New Jersey            95%     91%

Hunters Glen - 2
  Plainsboro, New Jersey            95%     92%

Hunters Glen - 3
  Plainsboro, New Jersey            94%     93%

Pickwick Place
  Indianapolis, Indiana             93%     94%

Southpointe
  Bedford Heights, Ohio             84%     91%

Twin Lake Towers
  Westmont, Illinois                97%     96%

Cooper Pointe Plaza
  Olympia, Washington               97%     98%


   The Managing General Partner attributes the increase in occupancy at Hunters Glen - 1 and Hunters Glen - 2 to property improvements and the decrease at Southpointe to personnel turnovers and upgrading the tenant base.

   The Partnership's net loss for the six months ended June 30, 1995, was $446,209, of which $305,272 was for the three months ended June 30, 1995. The net loss for the corresponding periods of 1994 were $1,484,735 and $628,472, respectively. This decrease in net loss is due to increases in revenues and decreases in administrative, maintenance, operating, and interest expenses. The increase in revenues is due to the increased occupancy at Gateway Gardens and Hunters Glen 1 and 2. Administrative expense decreased due to decreases in professional fees and reimbursements for partnership administration. Operating and maintenance expenses decreased due to a less harsh winter in 1995 as compared to 1994 resulting in decreased utility bills, snow removal, maintenance supplies and salary expense. Interest expense decreased due to a decrease in the mortgage principal carried by the Partnership as a result of the mortgages amortizing and the pay off of the second mortgage on Pickwick Place in 1994. These decreases in expense were partially offset by increases in bad debt expense related to receivables being written off at Pickwick Place and Hunters Glen. There was also a decrease in tenant reimbursements for the six and three month periods ended June 30, 1995, as compared to the corresponding periods in 1994 due to decreases in reimbursable expenses in 1995 and due to changes in the estimate in 1994.

   The Partnership's equity interest in the loss of the Joint Venture for the six months ended June 30, 1995, was $51,004 and the Partnership's equity interest in the income of the Joint venture for the six months ended June 30, 1994, was $8,014. The loss during 1995 can be attributed to bad debt expense recorded during the year due to reserving uncollectible receivables. In addition the Joint Venture has experienced a decrease in association dues from 1994 to 1995.

   At June 30, 1995, the Partnership had unrestricted cash of $3,299,463 compared to $2,442,241 at June 30, 1994. Net cash provided by operating activities increased primarily as a result of the decrease in net loss as discussed above and a decrease in accounts receivable and escrows for taxes. This increase was partially offset by a decrease in accounts payable and accrued taxes. Net cash used in investing activities increased as a result of an increase in deposits to restricted escrows due to the refinancing of Pickwick Place. Net cash provided by financing activities increased due to proceeds from the Pickwick Place refinancing.

   On April 17, 1995, the Partnership refinanced the mortgage encumbering Pickwick Place Apartments. The total indebtedness refinanced was $5,332,638 which represented the first mortgage. The new mortgage indebtedness of $6,600,000 matures in 10 years. (See Note D for a more detailed discussion.)

   The first mortgage on Phase III of the Hunters Glen Apartments in the amount of $8,500,000 matured in December 1994. The Partnership is currently attempting to refinance this mortgage; however, due to the December 1994 maturity, as of June 30, 1995, this mortgage is in default.

   The Princeton Meadows Golf Course property, which is the sole investment property of the Joint Venture, had an underground fuel storage tank that was removed in 1992. This fuel storage tank caused contamination to the area. Reports were filed with the proper authorities, however, no directives have been given as to corrective action. The Managing General Partner can not define the extent of the contamination without further testing. Based on discussions with environmental engineers, this is a low priority site with the New Jersey Department of Environmental Protection and any remediation costs are deemed immaterial.

   The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. Future cash distributions will depend on the levels of net cash generated from operations, property sales and the availability of cash reserves.

   As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

              PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

   Angeles Mortgage Investment Trust ("AMIT"), a lending trust sponsored by an affiliate of the Managing General Partner, currently provides financing to the Joint Venture in the amount of $1,320,419 which is in default at June 30, 1995.

   MAE GP Corporation ("MAE GP"), an affiliate of the Managing General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1% of the distributions of net cash distributed by AMIT. These
Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 33% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 annual meeting in connection with the election of trustees and other matters. MAE GP has not exerted and continues to decline to exert any management control over or participate in the management of AMIT. However, MAE GP may choose to vote these shares as it deems appropriate in the future.

   As part of a settlement of certain disputes with AMIT, MAE GP granted to AMIT an option to acquire the Class B shares. This option can be exercised at the end of 10 years or when all loans made by AMIT to partnerships affiliated with MAE GP as of November 9, 1994, which is the date of execution of a definitive Settlement Agreement, have been paid in full, but in no event prior to November 9, 1997. AMIT delivered to MAE GP cash in the sum of $250,000 at closing, which occurred April 14, 1995, as payment for the option. Upon exercise of the option, AMIT would remit to MAE GP an additional $94,000.

   Simultaneously with the execution of the option, MAE GP executed an irrevocable proxy in favor of AMIT the result of which is MAE GP will be able to vote the Class B shares on all matters except those involving transactions between AMIT and MAE GP affiliated borrowers or the election of any MAE GP affiliate as an officer or trustee of AMIT. On those matters, MAE GP granted to the AMIT trustees, in their capacity as trustees of AMIT, proxies with regard to the Class B shares instructing such trustees to vote said Class B shares in accordance with the vote of the majority of the Class A Shares voting to be determined without consideration of the votes of "Excess Class A Shares" as defined in Section 6.13 of the Declaration of Trust of AMIT.

   The Registrant is unaware of any other pending or outstanding litigation that is not of a routine nature. The Managing General Partner of the Registrant believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition or operations of the Partnership.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   a) Exhibits -

      10.17  Contracts related to refinancing of debt

         (a) Promissory Note for $6,600,000 dated April 17, 1995 between Pickwick Place AP XII LP and First Union National Bank of North Carolina.

         (b) Mortgage, Security Agreement and Financing Statement dated April 17, 1995 between Pickwick Place AP XII LP and First Union National Bank of North Carolina.

         (c) Assignment of Leases and Rents dated April 17, 1995 between Pickwick Place AP XII LP and First Union National Bank of North Carolina.

      27    Financial Data Schedule

   b) Reports on Form 8-K:

      None filed during the quarter ended June 30, 1995.

                            SIGNATURES


   In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


             ANGELES PARTNERS XII

             By:  Angeles Realty Corporation II
                  Managing General Partner

             By:
                  Carroll D. Vinson
                  President

             By:
                  Robert D. Long, Jr.
                  Controller and Principal
                  Accounting Officer

             Date: August 11, 1995

                            SIGNATURES


   In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


             ANGELES PARTNERS XII

             By:  Angeles Realty Corporation II
                  Managing General Partner

             By:  /s/Carroll D. Vinson
                  Carroll D. Vinson
                  President

             By:  /s/Robert D. Long
                  Robert D. Long
                  Controller and Principal
                  Accounting Officer

             Date: August 14, 1995