Form 10QSB
period 1995-09-30
ANGELES PARTNERS XII
filed 1995-11-14
CIK 720392

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


                For the quarterly period ended September 30, 1995


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

ITEM 1.  FINANCIAL STATEMENTS

a)                            ANGELES PARTNERS XII

                                  BALANCE SHEET
                                   (Unaudited)


                               September 30, 1995
 Assets
      Cash:
            Unrestricted                                               $  3,390,900
            Restricted--tenant security deposits                            896,989
      Accounts receivable, net of allowance for
            doubtful accounts of $53,808                                    164,415
      Escrows for taxes                                                     474,034
      Restricted escrows                                                  2,224,675
      Other assets                                                        2,448,531
      Investment in joint venture                                           198,620
      Investment properties:
            Land                                         $ 10,340,868
            Buildings and related personal property        86,309,416
                                                           96,650,284
            Less accumulated depreciation                 (49,879,943)   46,770,341

                                                                       $ 56,568,505
      Liabilities and Partners' Deficit
      Liabilities
            Accounts payable                                           $    398,921
            Tenant security deposits                                        884,339
            Accrued taxes                                                   893,629
            Other liabilities                                               824,736
            Mortgage notes payable                                       73,524,457

      Partners' Deficit
            General partner                              $   (584,559)
            Limited partners (44,773 units issued and
                  outstanding)                            (19,373,018)  (19,957,577)
                                                                       $ 56,568,505

[FN]

                 See Accompanying Notes to Financial Statements

b)                            ANGELES PARTNERS XII

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                    Three Months Ended         Nine Months Ended
                                       September 30,             September 30,
                                   1995           1994          1995           1994
 Revenues:
   Rental income                $5,010,124     $4,859,295    $14,800,504   $14,248,547
   Other income                    373,486        325,789      1,057,793       918,772
       Total revenues            5,383,610      5,185,084     15,858,297    15,167,319
 Expenses:
   Operating                     1,269,540      1,273,672      4,011,330     4,064,771
   General and administrative      130,449        122,212        411,071       560,270
   Property management fees        260,873        250,402        767,629       737,274
   Maintenance                     665,729        738,943      1,570,774     1,889,594
   Depreciation                  1,154,555      1,091,289      3,399,548     3,240,710
   Amortization                      8,821          8,206         25,309        21,230
   Interest                      1,668,136      1,643,293      4,765,757     5,241,841
   Property taxes                  520,938        485,559      1,546,665     1,416,784
   Bad debt expense                 76,517         14,005        151,875        65,923
   Loss on disposal of asset        11,713             --         38,317         6,381
   Tenant reimbursements          (121,195)       (54,215)      (172,307)     (196,428)
       Total expenses            5,646,076      5,573,366     16,515,968    17,048,350

   Loss before equity in
       income (loss) of joint
       venture                    (262,466)      (388,282)      (657,671)   (1,881,031)
 Equity in income (loss) of
   joint venture                    42,898         26,409         (8,106)       34,423
   Net loss                     $ (219,568)    $ (361,873)   $  (665,777)  $(1,846,608)
 Net loss allocated to
   general partners (1%)        $   (2,196)    $   (3,619)   $    (6,658)  $   (18,466)
 Net loss allocated to
   limited partners (99%)         (217,372)      (358,254)      (659,119)   (1,828,142)
                                $ (219,568)    $ (361,873)   $  (665,777)  $(1,846,608)
 Net loss per limited
   partnership unit             $    (4.85)    $    (8.00)   $    (14.72)  $    (40.83)

[FN]
                 See Accompanying Notes to Financial Statements

c)                            ANGELES PARTNERS XII

                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)

                                        Limited
                                      Partnership   General      Limited
                                         Units      Partners     Partners       Total
 Original capital contributions          44,773     $   1,000  $ 44,773,000  $ 44,774,000
 Partners' deficit at
    December 31, 1994                    44,773     $(577,901) $(18,713,899) $(19,291,800)
 Net loss for the nine months
    ended September 30, 1995                 --        (6,658)     (659,119)     (665,777)
Partners' deficit at
    September 30, 1995                   44,773     $(584,559) $(19,373,018) $(19,957,577)

[FN]
           See Accompanying Notes to Consolidated Financial Statements

d)                            ANGELES PARTNERS XII

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             Nine Months Ended
                                                              1995           1994
 Cash flows from operating activities:
    Net loss                                              $  (665,777)  $(1,846,608)
    Adjustments to reconcile net loss to net cash
        provided by operating activities:
       Depreciation                                         3,399,548     3,240,710
       Amortization of discounts, loan costs, and
        leasing commissions                                   294,676       468,616
       Bad debt                                               151,875        65,923
       Loss on disposal of asset                               38,317         6,381
       Equity in loss (income) of joint venture                 8,106       (34,423)
    Change in accounts:
       Restricted cash                                        (15,732)       63,876
       Accounts receivable                                   (183,443)     (183,329)
       Escrows for taxes                                      220,701       113,630
       Other assets                                          (132,371)      (15,393)
       Accounts payable                                      (336,095)     (155,710)
       Tenant security deposit liabilities                      4,248        28,387
       Accrued taxes                                          (58,590)      (78,806)
       Other liabilities                                      197,884        60,808
        Net cash provided by operating activities           2,923,347     1,734,062
 Cash flows from investing activities:
    Property improvements and replacements                 (1,197,847)   (1,183,742)
    Deposits to restricted escrows                           (982,153)     (126,038)
    Withdrawals from restricted escrows                        41,026       817,968
        Net cash used in investing activities              (2,138,974)     (491,812)
 Cash flows used in financing activities:
    Payments on mortgage notes payable                     (5,785,875)     (441,620)
    Proceeds from refinance                                 6,600,000
    Loan costs                                               (254,554)     (279,618)
        Net cash provided by (used in) financing
            activities                                        559,571      (721,238)
 Net increase (decrease) in cash                            1,343,944       521,012
 Cash at beginning of period                                2,046,956     2,568,130
 Cash at end of period                                    $ 3,390,900   $ 3,089,142
 Supplemental disclosure of cash flow information
    Cash paid for interest                                $ 4,436,678   $ 4,706,840

[FN]
                 See Accompanying Notes to Financial Statements

e)                            ANGELES PARTNERS XII

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 - Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1995, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1994.

   Certain reclassifications have been made to the 1994 information to conform to the 1995 presentation.

Note B - Investment in Joint Venture

   The Partnership owns a 44.5% interest in the Princeton Meadows Golf Course Joint Venture ("Joint Venture"). The Partnership accounts for its interest in the Joint Venture on the equity method.

   Condensed balance sheet information of the Joint Venture at September 30, 1995 is as follows:


      Assets
      Cash                                                   $  276,240
      Other assets                                              123,988
      Investment properties, net                              1,898,912
         Total                                               $2,299,140
      Liabilities and Partners' Capital
      Notes payable to AMIT, in default                      $1,320,419
      Other liabilities                                         533,382
      Partners' capital                                         445,339
                                                             $2,299,140

Note B - Investment in Joint Venture (continued)

     The condensed statements of operations of the Joint Venture are summarized as follows:

                                     Three Months Ended       Nine Months Ended
                                        September 30,           September 30,
                                    1995         1994          1995         1994
 Revenue                         $ 501,362     $ 429,594   $   985,090   $ 975,529
 Costs and expenses               (404,963)     (370,247)   (1,003,307)   (898,174)
    Net income (loss)            $  96,399     $  59,347   $   (18,217)  $  77,355

Note C - Transactions with Affiliated Parties

    The Partnership has no employees and is dependent on the Managing General
Partner and its affiliates for the management and administration of all partnership activities.  The Partnership Agreement provides for payments to affiliates for services and as reimbursement for certain expenses incurred by affiliates on behalf of the Partnership.  The following payments were made to the Managing General Partner and affiliates for the nine months ended September
30, 1995 and 1994:
                                                1995        1994

        Property management fees             $767,629     $737,274
        Marketing services                      4,164       10,431
        Reimbursement for services of
            affiliates                        317,171      356,960


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

    Angeles Mortgage Investment Trust ("AMIT"), a real estate investment trust, currently provides financing to the Joint Venture in the amount of $1,320,419 which is in default at September 30, 1995 (see Part II, Item 1. Legal
Proceedings).

Note C - Transactions with Affiliated Parties (continued)

    MAE GP Corporation ("MAE GP), an affiliate of the Managing General Partner,

owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class
A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1% of the distributions of net cash distributed by AMIT. These Class B
Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 37% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1% of the vote).
Between the date of acquisition of these shares (November 24, 1992) and March
31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 annual meeting in connection with the election of trustees and other matters. MAE GP has not exerted and continues to decline to exert any management control over or participate in the management of AMIT.

    As part of a settlement of certain disputes with AMIT, MAE GP Corporation granted to AMIT an option to acquire the Class B Shares. This option can be exercised at the end of 10 years or when all loans made by AMIT to partnerships affiliated with MAE GP as of November 9, 1994, (which is the date of execution of a definitive Settlement Agreement), have been paid in full, but in no event prior to November 9, 1997. AMIT delivered to MAE GP cash in the sum of $250,000 at closing, which occurred April 14, 1995, as payment for the option.
Upon exercise of the option, AMIT would remit to MAE GP an additional $94,000.

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

Note E - Hunters Glen-Phase I Refinancing

   On August 7, 1995, the Partnership refinanced the mortgage encumbering Phase
I of the Hunters Glen Apartments. The total mortgage indebtedness which carried a variable interest rate based on the monthly LIBOR rate plus 2.375% (8.65% at refinancing) was in default due to a maturity date of December 1994. The new mortgage indebtedness of $8,500,000 carries a fixed rate of 8.43% with a balloon payment due October 15, 2003.

   Total capitalized loan costs incurred for the refinancing were $75,418 and are being amortized over the life of the loan.

Note F - Hunters Glen (Phase I) AP XII Limited Partnership

   To facilitate the refinancing of Hunters Glen - Phase I, the property was restructured into a lower tier partnership known as Hunters Glen (Phase I)
Limited Partnership. Angeles Partners XII is the 99% limited partner in the lower tier partnership. Although legal ownership of the assets were transferred to a new entity, Angeles Partners XII retained substantially all economic benefits from the properties.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

    The Partnership's investment properties consist of nine apartment complexes and one commercial complex. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1995 and 1994:


                                                       Average
                                                      Occupancy

 Property                                         1995         1994

 Briarwood
    Cedar Rapids, Iowa                             97%          98%
 Chambers Ridge
    Harrisburg, Pennsylvania                       91%          91%
 Gateway Gardens
    Cedar Rapids, Iowa                             97%          96%
 Hunters Glen - 1
    Plainsboro, New Jersey                         94%          93%
 Hunters Glen - 2
    Plainsboro, New Jersey                         95%          93%
 Hunters Glen - 3
    Plainsboro, New Jersey                         94%          93%
 Pickwick Place
    Indianapolis, Indiana                          94%          93%
 Southpointe
    Bedford Heights, Ohio                          85%          89%
 Twin Lake Towers
    Westmont, Illinois                             97%          96%
 Cooper Pointe Plaza
    Olympia, Washington                            97%          97%

   The Managing General Partner attributes the decrease in occupancy at Southpointe to personnel turnovers and upgrading the tenant base.

   The Partnership's net loss for the three and nine months ended September 30, 1995, was $219,568 and $665,777. The net loss for the corresponding periods of 1994 were $361,873 and $1,846,608 respectively. The decrease in net loss for the three and nine month periods ended September 30, 1995, is due to increases in revenues and decreases in administrative, maintenance, and interest expenses. The increase in revenues is due to an overall increase in occupancy, clubhouse rentals, laundry income, and lease cancellation fees. Administrative expense decreased due to decreases in professional fees and reimbursements for partnership administration. Maintenance expenses decreased due to a less harsh winter in 1995 as compared to 1994 resulting in decreased snow removal and maintenance supplies. Interest expense decreased due to a decrease in the mortgage principal carried by the Partnership as a result of the mortgages amortizing and the pay off of the second mortgage on Pickwick Place in 1994 and the refinancing of Pickwick Place and Hunters Glen - Phase I at lower interest rates. These decreases in expense were partially offset by increases in bad debt expense related to receivables being reserved or written off at Pickwick
Place, Southpointe, Cooper Pointe Plaza and Hunters Glen. Tenant reimbursements decreased for the nine month period due to decreases in reimbursable expenses in 1995 and due to changes in the estimate in 1994.

   The Partnership's equity interest in the loss of the Joint Venture for the nine months ended September 30, 1995, was $8,106 as compared to income of $34,423 for the nine months ended September 30, 1994. The loss during 1995 can be attributed to bad debt expense recorded during the year due to the reserve for uncollectible receivables.

   At September 30, 1995, the Partnership had unrestricted cash of $3,390,900 compared to $3,089,142 at September 30, 1994. Net cash provided by operating activities increased primarily as a result of the decrease in net loss as discussed above and a decrease in escrows for taxes and an increase in other liabilities. This increase was partially offset by a decrease in accounts payable. Net cash used in investing activities increased as a result of an increase in deposits to restricted escrows due to the refinancing of Pickwick
Place. Net cash provided by financing activities increased due to proceeds from the Pickwick Place refinancing.

   On April 17, 1995, the Partnership refinanced the mortgage encumbering
Pickwick Place Apartments. The total indebtedness refinanced was $5,332,638 which represented the first mortgage. The new mortgage indebtedness of $6,600,000 matures in 10 years. (See Note D for a more detailed discussion.)

   On August 1, 1995, the Partnership refinanced the mortgage encumbering Phase
I of the Hunters Glen Apartments. The total indebtedness refinanced was an $8,500,000 interest-only mortgage with an adjustable rate. The new mortgage indebtedness of $8,500,000, which carries a fixed rate of 8.43%, matures in 8 years (see Note E for a more detailed discussion).

   The Princeton Meadows Golf Course property, which is the sole investment property of the Joint Venture, had an underground fuel storage tank that was removed in 1992. This fuel storage tank caused contamination to the area.
Reports were filed with the proper authorities. Subsequent to September 30, the State of New Jersey Department of Environmental Protection issued a corrective actions letter to the Joint Venture. Based on discussions with environmental engineers and others, the Managing General Partner expects the remediation costs to be immaterial to the Partnership.

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

   As part of the ongoing business plan of the Partnership, the Managing General
Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level.
However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.



                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   Angeles Mortgage Investment Trust ("AMIT"), a real estate investment trust, currently provides financing to the Joint Venture in the amount of $1,320,419 which is in default at June 30, 1995.

   MAE GP Corporation ("MAE GP"), an affiliate of the Managing General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class
A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1% of the distributions of net cash distributed by AMIT. These Class B
Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 37% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1% of the vote).
Between the date of acquisition of these shares (November 24, 1992) and March
31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 annual meeting in connection with the election of trustees and other matters. MAE GP has not exerted and continues to decline to exert any management control over or participate in the management of AMIT.

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



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


        a)  Exhibits -


            10.18 Contracts related to modification of debt

            (a) Agreement of Modification of Mortgage and Security Agreement dated April 1, 1994, between Hunters Glen (Phase I) AP XII
                 Limited Partnership and Lexington Mortgage Company.

            (b) Agreement of Modification of Mortgage Note dated April 1, 1994, between Hunters Glen (Phase I) AP XII Limited Partnership and
                 Lexington Mortgage Company.

            27   Financial Data Schedule, is filed as an exhibit to this report.

        b)  Reports on Form 8-K:

            None filed during the quarter ended September 30, 1995.


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


                              Date: November 14, 1995



