Form 10KSB
period 1995-12-31
ANGELES PARTNERS XII
filed 1996-03-25
CIK 720392

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
(Mark One)
X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1995

   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from         to

                         Commission file number 0-13309

                             ANGELES PARTNERS XII
     California                                          95-3903623
(State or other jurisdiction of
incorporation or organization)              (I.R.S. Employer Identification No.)

One Insignia Financial Plaza, P.O. Box 1089
    Greenville, South Carolina                               29602
(Address of principal executive offices)                   (Zip Code)

                   Issuer's telephone number   (864)  239-1000

         Securities registered under Section 12(b) of the Exchange Act:
                                      None
         Securities registered under Section 12(g) of the Exchange Act:

                            Limited Partnership Units

                                (Title of class)

   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

   Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

   State issuer's revenues for its most recent fiscal year.  $20,845,938

   State the aggregate market value of the voting stock held by nonaffiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. Market value information for Registrant's Partnership Interests is not available. Should a trading market develop for these units, it is the Registrant's belief that such trading would not exceed $25,000,000.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None
                                     PART I


Item 1. Description of Business

     Angeles Partners XII (the "Partnership" or the "Registrant") is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act pursuant to the amended Certificate and Agreement of Limited Partnership (hereinafter referred to as the "Agreement") dated May 26, 1983.
The Partnership's Managing General Partner is Angeles Realty Corporation II, a California corporation. The Elliott Accommodation Trust and the Elliott Family Partnership, a California limited partnership, are the Non-Managing General Partners. The Managing General Partner and the Non-Managing General Partners are herein collectively referred to as the "General Partners".

     The Partnership, through its public offering of Limited Partnership Units, sold 44,773 units aggregating $44,773,000. The Managing General Partner contributed capital in the amount of $1,000 for a 1% interest in the Partnership. The Partnership was formed for the purpose of acquiring fee and other forms of equity interests in various types of real property. The Partnership presently owns ten investment properties and owns a general partnership interest in an eleventh property. The Managing General Partner of the Registrant intends to maximize the operating results and, ultimately, the net realizable value of each of the Registrant's properties in order to achieve the best possible return for the investors. Such results may best be achieved through property sales, refinancings, debt restructurings or relinquishment of the assets. The Registrant intends to evaluate each of its holdings periodically to determine the most appropriate strategy for each of the assets. The Managing General Partner's policy is to only commit cash from operations and financings secured by the real property to support operations, capital improvements and repayment of debt on a property specific basis.

     The Partnership has no full time employees. The Managing General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. Limited Partners and Non-Managing General Partners have no right to participate in the management or conduct of such business and affairs. Insignia Management Group, L.P. provides day-to-day management to all of the Partnership's investment properties.

     The business in which the Partnership is engaged is highly competitive, and the Partnership is not a significant factor in its industry. Each investment property is located in or near a major urban area and, accordingly, competes for rentals not only with similar properties in its immediate area but with hundreds of similar properties throughout the urban area. Such competition is primarily on the basis of location, rents, services and amenities. In addition, the Partnership competes with significant numbers of individuals and organizations (including similar partnerships, real estate investment trusts and financial institutions) with respect to the sale of improved real properties, primarily on the basis of the prices and terms of such transactions.

     A further description of the Partnership's business is included in "Management's Discussion and Analysis or Plan of Operation" included in "Item 6" of this Form 10-KSB.


Item 2.     Description of Properties:

            The following table sets forth the Registrant's investments in properties:


                                 Date of
     Property                   Purchase      Type of Ownership           Use
 Briarwood Apartments           06/25/85   Fee ownership subject to     Apartment
  Cedar Rapids, Iowa                       first and second mortgages   73 units

 Chambers Ridge Apartments      07/26/84   Fee ownership subject to     Apartment
  Harrisburg, PA                           first and second mortgages   324 units

 Cooper Point Plaza             12/14/84   Fee ownership subject to     Retail Center
  Olympia, Washington                      a first mortgage             173,473 sq.ft.

 Gateway Gardens Apartments     12/21/84   Fee ownership subject to     Apartment
  Cedar Rapids, Iowa                       first and second mortgages   328 units

 Hunters Glen Apartments - IV   01/31/85   Fee ownership subject to     Apartment
  Plainsboro, New Jersey                   a first mortgage             264 units

 Hunters Glen Apartments - V    01/31/85   Fee ownership subject to     Apartment
  Plainsboro, New Jersey                   first and second mortgages   304 units

 Hunters Glen Apartments - VI   01/31/85   Fee ownership subject to     Apartment
  Plainsboro, New Jersey                   first and second mortgages   328 units

 Pickwick Place Apartments      05/11/84   Fee ownership subject to     Apartment
  Indianapolis, Indiana                    a first mortgage             336 units

 Southpointe Apartments         06/12/85   Fee ownership subject to     Apartment
  Bedford Heights, Ohio                    a first mortgage             499 units

 Twin Lake Towers Apartments    03/30/84   Fee ownership subject to     Apartment
  Westmont, Illinois                       first and second mortgages   399 units

     During 1995, Hunters Glen Apartments was divided into three individual properties to better facilitate refinancing.

        The Partnership also has a 44.5% interest in Princeton Golf Course Joint Venture ("Joint Venture"). The Partnership entered into a General Partnership Agreement with Angeles Income Properties, Ltd. II and Angeles Partners XI, both California partnerships and affiliates of the Managing General Partner, to form the Joint Venture. The property owned by the Joint Venture, as of December 31, 1995, is summarized as follows:


                              Date of
 Property                    Purchase        Type of Ownership          Use
 Princeton Meadows                       Fee ownership subject to   Golf Course
   Golf Course               07/26/91    a first mortgage
   Princeton, New Jersey

  The Joint Venture is carried on Angeles Partners XII balance sheet on the equity method and is included in "Investment in joint venture".


Schedule of Properties:



                                  Gross
                                Carrying     Accumulated                       Federal
 Property                         Value     Depreciation    Rate     Method   Tax Basis
 Briarwood Apartments         $ 1,756,300   $   951,393   5-40 yrs    (1)     $  777,778
 Chambers Ridge Apartments      9,289,328     5,380,585   5-40 yrs    (1)      3,770,668
 Cooper Point Plaza             8,855,361     4,274,001   5-40 yrs    (1)      5,434,662
 Gateway Gardens Apartments     7,115,150     4,077,378   5-40 yrs    (1)      2,615,240
 Hunters Glen Apartments-IV    10,915,183     5,154,339   5-40 yrs    (1)      5,192,335
 Hunters Glen Apartments-V     12,715,380     6,042,450   5-40 yrs    (1)      6,005,308
 Hunters Glen Apartments-VI    13,698,170     6,546,253   5-40 yrs    (1)      6,398,966
 Pickwick Place Apartments      8,550,813     4,589,666   5-40 yrs    (1)      3,707,135
 Southpointe Apartments         9,838,709     5,502,615   5-40 yrs    (1)      3,786,626
 Twin Lake Towers Apartments   14,838,061     8,514,842   5-40 yrs    (1)      5,122,784

                              $97,572,455   $51,033,522                      $42,811,502

(1)     Straight line and accelerated

See "Note A" of the financial statements included in "Item 7" for a description of the Partnership's depreciation policy.

Schedule of Mortgages:


                                 Principal                                    Principal
                                Balance At                                     Balance
                               December 31,  Interest    Period   Maturity      Due At
 Property                           1995       Rate    Amortized    Date       Maturity
 Briarwood Apartments
  1st mortgage                 $ 1,596,400     7.83%   28.67 yrs   10/2003   $ 1,403,524
  2nd mortgage                      50,490     7.83%      (1)      10/2003        50,490
 Chambers Ridge Apartments
  1st mortgage                   5,514,871     7.83%   28.67 yrs   10/2003     4,848,750
  2nd mortgage                     174,420     7.83%      (1)      10/2003       174,420
 Cooper Point Plaza
  1st mortgage                   4,233,090     10.5%     28 yrs    09/2012        42,502
 Gateway Gardens Apartments
  1st mortgage                   6,434,021     7.83%   28.67 yrs   10/2003     5,656,905
  2nd mortgage                     203,490     7.83%      (1)      10/2003       203,490
 Hunters Glen Apartments-IV
  1st mortgage                   8,478,994     8.43%   28.67 yrs   10/2003     7,787,438
 Hunters Glen Apartments-V
  1st mortgage                   9,006,370     7.83%   28.67 yrs   10/2003     7,919,654
  2nd mortgage                     284,886     7.83%      (1)      10/2003       284,886
 Hunters Glen Apartments-VI
  1st mortgage                   9,373,977     7.83%   28.67 yrs   10/2003     8,242,905
  2nd mortgage                     296,514     7.83%      (1)      10/2003       296,514
 Pickwick Place Apartments
  1st mortgage                   6,569,259     9.1%      28 yrs    05/2005     5,775,131



                                 Principal                                    Principal
                                Balance At                                     Balance
                               December 31,  Interest    Period   Maturity      Due At
 Property                           1995       Rate    Amortized    Date       Maturity
 Southpointe Apartments
  1st mortgage                  11,000,000     8.59%      (1)      07/1999    11,000,000
 Twin Lake Towers Apartments
  1st mortgage                  11,126,376     7.83%   28.67 yrs   10/2003     9,782,578
  2nd mortgage                     351,900     7.83%      (1)      10/2003       351,900
                                74,695,058                                   $63,821,087
 Less unamortized discounts     (1,322,831)

                               $73,372,227

(1) Interest only payments.

Average annual rental rate and occupancy for 1995 and 1994 for each property:

                                       Average Annual         Average Annual
                                        Rental Rates             Occupancy
 Property                            1995          1994         1995     1994

 Briarwood Apartments             $6,006/unit   $5,911/unit     97%      98%
 Chambers Ridge Apartments         6,708/unit    6,625/unit     92%      91%
 Cooper Point Plaza                 5.84/s.f.     5.47/s.f.     93%      97%
 Gateway Gardens Apartments        6,048/unit    5,758/unit     97%      97%
 Hunters Glen Apartments - IV      8,360/unit    8,021/unit     94%      92%
 Hunters Glen Apartments - V       8,365/unit    8,007/unit     95%      92%
 Hunters Glen Apartments - VI      8,298/unit    7,909/unit     94%      93%
 Pickwick Place Apartments         6,202/unit    5,960/unit     95%      93%
 Southpointe Apartments            5,437/unit    5,308/unit     85%      88%
 Twin Lake Towers Apartments       7,724/unit    7,508/unit     97%      96%

       As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other residential apartment complexes and commercial buildings in the area. The Managing General Partner believes that all of the properties are adequately insured. The multi-family residential properties' lease terms are for one year or less. No residential tenant leases 10% or more of the available rental space.


       The following is a schedule of the lease expirations for the Partnership's commercial property for the years 1996-2005:

                       Number of       Square       Annual       % of Gross
                      Expirations       Feet         Rent       Annual Rent

  Cooper Point Plaza
         1996              3           4,200       $ 44,875          5.2%
         1997              4          12,224        127,364         14.7%
         1998              2           2,400         24,000          2.8%
         1999              1           1,200         14,400          1.7%
         2000              2          10,727        122,429         14.1%
         2001              0               0              0            0%
         2002              0               0              0            0%
         2003              0               0              0            0%
         2004              2          32,538        356,031         41.2%
         2005              1          70,000         36,500          4.2%

      The following schedule reflects information on tenants occupying 10% or more of the leasable square footage for each property:


                             Square Footage    Annual Rent         Lease
                                 Leased      Per Square Foot     Expiration
 Cooper Point Plaza

       Nature of Business

       Discount Retail           70,000           $0.52           02/28/05
       Drug Store                19,527            7.27           09/30/04

Real estate taxes and rates in 1995 for each property were:

                                          1995            1995
                                         Billing          Rate

 Briarwood                              $ 63,262*        3.3562
 Chambers Ridge                          152,831         1.3174
 Cooper Point Plaza                       99,486         1.5426
 Gateway Gardens                         223,524*        3.2248
 Hunters Glen - 1                        245,904         2.1800
 Hunters Glen - 2                        265,960         2.1800
 Hunters Glen - 3                        269,448         2.1800
 Pickwick Place                          211,950**       8.2680
 Southpointe                             230,246         5.9804
 Twin Lake Towers                        279,741**       6.1793


*  Represents a fiscal year ending June 30, 1995.
** Estimate for 1995 billing.  Tax bills not yet received.

Item 3.    Legal Proceedings

  Angeles Mortgage Investment Trust ("AMIT"), a real estate investment trust, made a loan to the Joint Venture in September 1991 in the amount of $1,280,000, secured by the Joint Venture's real property known as Princeton Meadows Golf Course. The Partnership believed that the loan was a non-recourse obligation. AMIT asserted that this loan was recourse by virtue of an amendment purportedly entered into as of November 1, 1992, but which the Partnership has been informed and believes was actually executed in December 1992 ("Note Modifications"). The Partnership has been further informed and believes that the amendment was executed at the direction of Angeles Corporation ("Angeles") by an individual in his purported capacity as an officer of the Managing General Partner of the Partnership and the Joint Venture at a time when such person was not in fact an officer of such entities. Accordingly, the Partnership and the Joint Venture filed Proofs of Claim in the Angeles bankruptcy proceeding with respect to the purported amendment. Additionally, the Partnership and the Joint Venture filed a Proof of Claim in the Angeles Funding Corporation and Angeles Real Estate Corporation bankruptcy proceedings on similar grounds. Both Angeles Funding Corporation and Angeles Real Estate Corporation are affiliates of Angeles. In addition, Angeles has agreed to cooperate with the Partnership and the Joint Venture in any action commenced by or against them by AMIT asserting that the $1,280,000 obligation owed to AMIT is recourse to the Partnership. Angeles further agreed to waive the attorney-client privilege with respect to any information relating to the Note Modifications. Accordingly, the Partnership and the Joint Venture withdrew their Proofs of Claim on August 9, 1995.

  MAE GP Corporation ("MAE GP"), an affiliate of the Managing General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1.2% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 37% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.2% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 annual meeting in connection with the election of trustees and other matters. MAE GP has not exerted, and continues to decline to exert, any management control over or participate in the management of AMIT.
MAE GP may choose to vote these shares as it deems appropriate in the future.
In addition, Liquidity Assistance, LLC, ("LAC"), an affiliate of the Managing General Partner and an affiliate of Insignia Financial Group, Inc., which provides property management and partnership administration services to the Partnership, owns 63,200 Class A Shares of AMIT. These Class A Shares entitle LAC to vote approximately 1.5% of the total shares.

  As part of a settlement of certain disputes with AMIT, MAE GP granted to AMIT an option to acquire the Class B Shares owned by it. This option can be exercised at the end of 10 years or when all loans made by AMIT to partnerships affiliated with MAE GP as of November 9, 1994, which is the date of execution of a definitive Settlement Agreement, have been paid in full, but in no event prior to November 9, 1997. AMIT delivered to MAE GP cash in the sum of $250,000 at closing, which occurred April 14, 1995, as payment for the option. Upon exercise of the option, AMIT will remit to MAE GP an additional $94,000.

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

  Except as mentioned above, the Partnership is not involved in any legal proceedings other than those arising in the normal course of business. The Managing General Partner believes that any losses experienced as a result of such proceedings will not have a material adverse effect upon the Partnership's operations.

Item 4. Submission of Matters to a Vote of Security Holders

  The Unit holders of the Partnership did not vote on any matter during the fourth quarter of the fiscal year covered by this report.

                                     PART II


Item 5. Market for the Partnership's Common Equity and Related Security Holder Matters

  The Partnership, a publicly-held limited partnership, sold 44,773 Limited Partnership Units during its offering period through February 13, 1985, and currently has 4,189 Limited Partners of record. There is no intention to sell additional Limited Partnership Units nor is there an established market for these units.

  The Partnership has discontinued making cash distributions from operations until and unless the financial condition of the Partnership and other relevant factors warrant resumption of distributions.


Item 6. Management's Discussion and Analysis or Plan of Operation

Results of Operations

  This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

  The Partnership's net loss for the year ended December 31, 1995, was $1,496,488 versus a net loss of $3,412,173 for the year ended December 31, 1994. This decrease in net loss can be attributed to an increase in revenues and a decrease in expenses.

  Rental income increased partially due to an increase in average rental rates at all of the properties. Occupancy was consistent with 1994 or higher at all the investment properties, except Cooper Point Plaza and Southpointe Apartments. Cooper Point Plaza's occupancy decreased due to a major tenant move-out in the fourth quarter of 1995. The Managing General Partner attributes the decrease in occupancy at Southpointe Apartments to personnel turnovers in property staff and upgrading of the tenant base.

  General and administrative expenses decreased due to decreases in professional fees and cost reimbursements for partnership administration. A milder winter in 1995, as compared to 1994, resulted in a decrease in snow removal and maintenance expenses. In addition, the Partnership undertook a significant amount of improvements in 1994 using improvement funds held in restricted escrow accounts. These improvements were undertaken to a lesser extent in 1995, contributing to a decrease in maintenance expense in 1995. Interest expense for 1995 decreased due to the pay-off of the second mortgage on Pickwick Place Apartments in 1994 along with the refinancing, in 1995, of Pickwick Place Apartments and Hunter's Glen Apartments IV at lower interest rates.
Depreciation expense increased in 1995 at the Hunter's Glen Apartments properties and Pickwick Place Apartments. This increase is due to depreciation of the additional capital improvements in 1995. Property taxes increased primarily due to an increase in the assessed value of the Twin Lake Towers Apartments property.

  The Partnership has a 44.5% investment in the Princeton Meadows Golf Course Joint Venture. For the year ended December 31, 1995, the Partnership realized equity in the loss of the Joint Venture of $139,879, as compared to equity in the loss of the Joint Venture of $83,779 for the year ended December 31, 1994 (See "Note H - Investment in Joint Venture"). The increased loss for the year ended December 31, 1995, versus the year ended December 31, 1994, can be attributed to the Partnership's proportionate share of a $199,000 environmental liability established for the estimated cost of the clean-up of contamination relating to an underground fuel storage tank (See "Note H" for further discussion).

  The Partnership realized a loss on disposal of assets of $43,920 in 1995 and $332,501 in 1994. These losses were due to the reroofing work done on Hunters Glen Apartments VI, Gateway Gardens Apartments, Briarwood Apartments, Chambers Ridge Apartments and Pickwick Place Apartments in 1995 and Gateway Gardens Apartments and Hunters Glen Apartments IV in 1994.

  The Managing General Partner continues to monitor the rental market environment in each location of its properties to assess the feasibility of increasing rents, to maintain or increase occupancy levels and to protect the Partnership from increases in expense. The Managing General Partner expects to be able, at a minimum, to continue protecting the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, rental concessions and rental reductions needed to offset softening market conditions could affect the ability to sustain this plan.

Capital Resources and Liquidity

  The Partnership had unrestricted cash and cash equivalents of $3,643,002 at December 31, 1995, versus $2,046,956 at December 31, 1994. Cash flows from operating activities increased primarily due to the decrease in net loss, discussed above. Cash used in investing activities was greater in 1995, as compared to 1994, due to an increase in deposits to and a decrease in withdrawals from restricted escrows. In 1995, cash was provided by financing activities primarily due to proceeds from the refinancing of Hunter's Glen Apartments IV and Pickwick Place Apartments. In 1994, cash was used in financing activities resulting from repayments on mortgage notes payable. For the year ended December 31, 1995, the Partnership had an increase in cash and cash equivalents of $1,596,046 as compared to a decrease of $521,174 for the year ended December 31, 1994.

  On April 1, 1994, in an effort to place Pickwick Place Apartments in a better position to obtain refinancing, the Managing General Partner restructured this property into a lower tier partnership, known as Pickwick Place AP XII, L.P. in which Angeles Partners XII is the 99% limited partner. Although legal ownership of the asset was transferred to a new entity, Angeles Partners XII retained substantially all economic benefits from the property.

  On April 17, 1995, the Partnership refinanced the mortgage encumbering Pickwick Place Apartments. The total mortgage indebtedness, which carried a stated interest rate of 10.5%, was in default since its maturity date in June 1994. The new mortgage indebtedness of $6,600,000 carries a stated interest rate of 9.10% and is being amortized over 28 years with a balloon payment due April 1, 2005. Total capitalized loan costs incurred for the refinancing were $214,136 and are being amortized over the life of the loan.

  On August 7, 1995, the Partnership refinanced the mortgage encumbering Hunter Glen Apartments IV. The total mortgage indebtedness, which carried a variable interest rate based on the monthly LIBOR rate plus 2.375% (8.65% at refinancing), was in default since its maturity date in December 1994. The new mortgage indebtedness of $8,500,000 carries a fixed rate of 8.43% with a balloon payment due October 15, 2003. Total capitalized loan costs incurred for the refinancing were $78,622 and are being amortized over the life of the loan.

  The Partnership's primary source of cash is from the operations of its properties and from financing placed on such properties. Cash from these sources is utilized for property operations, capital improvements, and/or repayment of debt. The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Partnership. The Partnership indebtedness amounts to $73,372,227, net of unamortized discounts, with maturity dates ranging from July 1999 to September 2012, at which point $63,821,087 of balloon payments will be due. Future cash distributions will depend on the levels of net cash generated from operations, refinancings and property sales. There were no cash distributions in 1995.

Item 7. Financial Statements


ANGELES PARTNERS XII


LIST OF FINANCIAL STATEMENTS


  Report of Independent Auditors

  Balance Sheet - December 31, 1995

  Statements of Operations - Years ended December 31, 1995 and 1994

  Statements of Changes in Partners' Deficit - Years ended December 31, 1995 and 1994

  Statements of Cash Flows - Years ended December 31, 1995 and 1994

  Notes to Financial Statements


                Report of Ernst & Young LLP, Independent Auditors

The Partners
Angeles Partners XII


We have audited the accompanying balance sheet of Angeles Partners XII as of December 31, 1995, and the related statements of operations, changes in partners' deficit and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Angeles Partners XII as of December 31, 1995, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

                                                /S/ ERNST & YOUNG LLP



Greenville, South Carolina
February 19, 1996

                              ANGELES PARTNERS XII

                                  BALANCE SHEET

                                December 31, 1995



 Assets
       Cash and cash equivalents:
          Unrestricted                                               $ 3,643,002
          Restricted--tenant security deposits                           898,498
       Investment in joint venture (Note G)                               66,847
       Accounts receivable, net of allowance
          of $15,987                                                     140,477
       Escrows for taxes                                                 598,603
       Restricted escrows                                              1,677,276
       Other assets                                                    2,318,126
       Investment properties (Notes C and F):
          Land                                       $ 10,340,868
          Buildings and related personal
             property                                  87,231,587
                                                       97,572,455
          Less accumulated depreciation               (51,033,522)    46,538,933

                                                                    $ 55,881,762
 Liabilities and Partners' Deficit

 Liabilities
       Accounts payable                                              $   501,678
       Tenant security deposits                                          862,840
       Accrued taxes                                                   1,015,860
       Other liabilities                                                 917,445
       Mortgage notes payable, (Notes C and F)                        73,372,227

 Partners' Deficit
       General partners                              $   (592,866)
       Limited partners (44,773 units issued and
          outstanding)                                (20,195,422)   (20,788,288)

                                                                    $ 55,881,762
                 See Accompanying Notes to Financial Statements

                              ANGELES PARTNERS XII

                            STATEMENTS OF OPERATIONS


                                                   Years Ended December 31,
                                                     1995           1994

 Revenues:
    Rental income                               $19,504,826     $18,979,376
    Other income                                  1,341,112       1,222,022
       Total revenues                            20,845,938      20,201,398

 Expenses:
    Operating                                     5,401,164       5,430,946
    General and administrative                      568,405         812,097
    Property management fees (Note E)             1,031,693         989,076
    Maintenance                                   2,149,538       2,999,718
    Depreciation                                  4,573,775       4,342,644
    Amortization                                     33,236          29,610
    Interest                                      6,562,955       6,888,989
    Property taxes                                2,067,413       1,919,523
    Bad debt (recovery) expense, net                 (7,261)         23,265
    Tenant reimbursements                          (222,291)       (238,577)
       Total expenses                            22,158,627      23,197,291
    Loss before equity in loss of joint
       venture and loss on disposal of asset     (1,312,689)     (2,995,893)

    Equity in loss of joint venture (Note G)       (139,879)        (83,779)
    Loss on disposal of asset                       (43,920)       (332,501)

       Net loss                                 $(1,496,488)    $(3,412,173)

    Net loss allocated to general
       partners (1%)                            $   (14,965)    $   (34,122)
    Net loss allocated to limited
       partners (99%)                            (1,481,523)     (3,378,051)
                                                $(1,496,488)    $(3,412,173)

    Net loss per limited partnership unit       $    (33.09)    $    (75.45)


                 See Accompanying Notes to Financial Statements

                              ANGELES PARTNERS XII

                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT




                                      Limited
                                    Partnership    General        Limited
                                       Units       Partners      Partners         Total
 Original capital contributions       44,773      $   1,000    $ 44,773,000   $ 44,774,000

 Partners' deficit at
  December 31, 1993                   44,773      $(543,779)   $(15,335,848)  $(15,879,627)

 Net loss for the year
  ended December 31, 1994                 --        (34,122)     (3,378,051)    (3,412,173)

 Partners' deficit at
  December 31, 1994                   44,773       (577,901)    (18,713,899)   (19,291,800)

 Net loss for the year
  ended December 31, 1995                 --        (14,965)     (1,481,523)    (1,496,488)

 Partners' deficit at
  December 31, 1995                   44,773      $(592,866)   $(20,195,422)  $(20,788,288)


                 See Accompanying Notes to Financial Statements

                              ANGELES PARTNERS XII

                            STATEMENTS OF CASH FLOWS




                                                        Years Ended December 31,
                                                          1995            1994
 Cash flows from operating activities:
  Net loss                                            $(1,496,488)    $(3,412,173)
  Adjustments to reconcile net loss to
     net cash provided by operating activities:
     Depreciation                                       4,573,775       4,342,644
     Amortization of discounts, loan costs, and
         leasing commissions                              397,851         564,821
     Bad debt expense                                          --          23,265
     Loss on disposal of asset                             43,920         332,501
     Equity in loss of joint venture                      139,879          83,779
  Change in accounts:
     Restricted cash                                      (17,241)         (9,722)
     Accounts receivable                                   (7,631)        (61,014)
     Escrows for taxes                                     96,132          21,565
     Other assets                                         (43,490)       (164,310)
     Accounts payable                                    (233,338)        201,098
     Tenant security deposit liabilities                  (17,251)         28,283
     Accrued taxes                                         63,642          52,713
     Other liabilities                                    290,591          97,994

         Net cash provided by operating
          activities:                                   3,790,351       2,101,444

 Cash flows from investing activities:
  Property improvements and replacements               (2,143,697)     (2,104,340)
  Deposits to restricted escrows                       (1,016,388)       (208,226)
  Insurance proceeds                                           --          14,396
  Withdrawals from restricted escrows                     622,660       1,381,258

         Net cash used in investing activities         (2,537,425)       (916,912)

 Cash flows from financing activities:
  Repayment of mortgage notes payable                          --        (800,000)
  Payments on mortgage notes payable                   (5,964,122)       (595,170)
  Proceeds from refinancing                             6,600,000              --
  Loan costs                                             (292,758)       (310,536)

         Net cash provided by (used in)
          financing activities                            343,120      (1,705,706)

 Net increase (decrease) in cash and
  cash equivalents                                      1,596,046        (521,174)
 Cash and cash equivalents at beginning of year         2,046,956       2,568,130
 Cash and cash equivalents at end of year             $ 3,643,002     $ 2,046,956
 Supplemental disclosure of cash flow
  information
  Cash paid for interest                              $ 5,965,108     $ 6,287,679

                 See Accompanying Notes to Financial Statements


                              ANGELES PARTNERS XII

                          Notes to Financial Statements

                                December 31, 1995

Note A - Organization and Significant Accounting Policies

Organization: Angeles Partners XII (the "Partnership or "Registrant") is a California limited partnership organized on May 26, 1983, to acquire and operate residential and commercial real estate properties. The Partnership's Managing General Partner is Angeles Realty Corporation II ("ARC II"), an affiliate of Insignia Financial Group, Inc. As of December 31, 1995, the Partnership operates nine residential properties and one commercial property in or near major urban areas in the United States and owns a general partner interest in a golf course.

Principles of Consolidation: The financial statements include the accounts of the Partnership and its majority owned partnerships. All significant interpartnership balances have been eliminated. Minority interest is immaterial and not shown separately in the financial statements.

Cash and Cash Equivalents: The Partnership considers all highly liquid investments with a maturity when purchased of three months or less to be cash equivalents. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Tenant Security Deposits: The Partnership requires security deposits from all apartment lessees for the duration of the lease. Deposits are refunded when the tenant vacates the apartment if there has been no damage to the unit.

Loan Costs: Loan costs of $2,719,920 are included in "Other assets" and are being amortized on a straight-line basis over the life of the loans. Accumulated amortization is $791,943 at December 31, 1995.

Restricted escrows:

      Capital Improvement - At the time of the refinancings of the mortgages, encumbering Briarwood Apartments, Chambers Ridge Apartments, Gateway Gardens Apartments, Hunters Glen Apartments and Twin Lake Towers Apartments, $1,610,384 of the proceeds were designated for "Capital Improvement Escrows" for certain capital improvements. The balance in the Capital Improvement Escrows at December 31, 1995, is $471,529. Any excess funds will be released for property operations in 1996.

      Replacement Reserve - In conjunction with the refinancing of the mortgage encumbering Pickwick Place Apartments on April 17, 1995, a replacement reserve was established to fund certain nonrecurring costs for interior and exterior capital improvements at the property. The balance in this escrow account is $481,386 at December 31, 1995.

Note A - Organization and Significant Accounting Policies (continued)

      General - In addition to the Capital Improvement Escrows, General Escrow Accounts of $711,274 were established in conjunction with the refinancings. These funds were established to make necessary repairs and replacements of existing improvements, debt service, out-of-pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. The Partnership is required to deposit net operating income (as defined in the mortgage note) from the refinanced properties to the General Escrow Accounts until the reserve account equals $400 per apartment unit or $808,000. The balance in the General Escrow Accounts at December 31, 1995, is $724,361.

Joint Venture: The Partnership accounts for its 44.5% investment in Princeton Meadows Golf Course Joint Venture ("Joint Venture") using the equity method of accounting (see "Note H"). Under the equity method, the Partnership records its equity interest in earnings or losses of the Joint Venture; however, the investment in the Joint Venture will be recorded at an amount less than zero (a liability) to the extent of the Partnership's share of net liabilities of the Joint Venture.

Investment Properties: Prior to the fourth quarter of 1995, investment properties were carried at the lower of cost or estimated fair value, which was determined using the higher of the property's non-recourse debt amount, when applicable, or the net operating income of the investment property capitalized at a rate deemed reasonable for the type of property. During the fourth quarter of 1995 the Partnership adopted FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The effect of adoption was not material.

Depreciation: Depreciation is computed utilizing accelerated and straight-line methods over the estimated useful lives of the investment properties and related personal property. For Federal income tax purposes, depreciation is computed by using the straight-line method over an estimated life of 5 to 20 years for personal property and 15 to 40 years for real property.

Allocations and Distributions to Partners: The Partnership will allocate all profits, losses and distributions related to the operations of its investment properties 1% to the General Partners and 99% to the Limited Partners. All profits, losses and distributions related to the sales and/or refinancing of its investment properties will be allocated in accordance with the Agreement.

Except as discussed below, the Partnership will allocate distributions 1% to the General Partners and 99% to the Limited Partners.

Note A - Organization and Significant Accounting Policies (continued)

Upon the sale or other disposition, or refinancing, of any asset of the Partnership, the distributable net proceeds shall be distributed as follows:
(i) to the Partners in proportion to their interests until the Limited Partners have received cumulative distributions equal to their original capital contributions reduced by the amount of any previous distributions; (ii) to the Partners until the Limited Partners have received distributions from all sources equal to their 6% cumulative distribution; (iii) to the Managing General Partner until it has received an amount equal to 3% of the aggregate Disposition Prices of all properties or other investments sold or otherwise disposed of, or refinanced; (iv) to the Partners in proportion to their interests until the Limited Partners have received cumulative distributions from all sources equal to 150% of the Capital Contribution of the Limited Partners; (v) to the Managing General Partner until it has received an amount equal to 17.6% of the distributions made pursuant to (iv); and (vi) 85% to the Limited Partners and non-Managing General Partners in proportion to their interests and 15% ("Incentive Interest") to the Managing General Partner.

Lease Commissions: Lease commissions are being amortized using the straight line method over the term of the respective leases.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. Commercial building lease terms are from twelve months to ten years.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value: In 1995, the Partnership implemented Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The carrying amount of the Partnership's cash and cash equivalents approximates fair value due to short-term maturities. The Partnership estimates the fair value of its fixed rate mortgage by discounted cash flow analysis, based on estimated borrowing rates currently available to the Partnership (Note C).

Reclassifications: Certain reclassifications have been made to the 1994 balances to conform to the 1995 presentation.

Note B - Hunters Glen (Phase I) AP XII L.P. and Pickwick Place AP XII L.P.

To facilitate the refinancing of Hunters Glen Apartments-VI, the property was restructured into a lower tier partnership, known as Hunters Glen (Phase I) AP XII L.P. In an effort to place Pickwick Place Apartments in a better position to obtain financing, the property was restructured into a lower tier partnership, known as Pickwick Place AP XII L.P. Angeles Partners XII is the 99% limited partner in these lower tier partnerships. Although legal ownership of these assets was transferred to new entities, Angeles Partners XII retained substantially all economic benefits from the properties.

Note C   Mortgage Notes Payable

The principal terms of mortgage notes payable are as follows:



                               Monthly                          Principal   Principal
                               Payment     Stated                Balance    Balance At
                              Including   Interest  Maturity      Due At   December 31,
 Property                      Interest     Rate      Date       Maturity      1995
 Briarwood Apartments
   1st mortgage               $ 11,931       7.83%  10/2003   $ 1,403,524   $ 1,596,400
   2nd mortgage                    329       7.83%  10/2003        50,490        50,490
 Chambers Ridge Apartments
   1st mortgage                 41,215       7.83%  10/2003     4,848,750     5,514,871
   2nd mortgage                  1,138       7.83%  10/2003       174,420       174,420
 Cooper Point Plaza
   1st mortgage                 44,823       10.5%  09/2012        42,502     4,233,090
 Gateway Gardens Apartments
   1st mortgage                 48,084       7.83%  10/2003     5,656,905     6,434,021
   2nd mortgage                  1,328       7.83%  10/2003       203,490       203,490
 Hunters Glen Apartments-IV
   1st mortgage                 64,936       8.43%  10/2003     7,787,438     8,478,994
 Hunters Glen Apartments-V
   1st mortgage                 67,318       7.83%  10/2003     7,919,654     9,006,370
   2nd mortgage                  1,859       7.83%  10/2003       284,886       284,886
 Hunters Glen Apartments-VI
   1st mortgage                 70,065       7.83%  10/2003     8,242,905     9,373,977
   2nd mortgage                  1,935       7.83%  10/2003       296,514       296,514
 Pickwick Place Apartments
   1st mortgage                 54,343        9.1%  05/2005     5,775,131     6,569,259
 Southpointe Apartments
   1st mortgage                 78,742       8.59%  07/1999    11,000,000    11,000,000
 Twin Lake Towers Apartments
   1st mortgage                 83,153       7.83%  10/2003     9,782,578    11,126,376
   2nd mortgage                  2,296       7.83%  10/2003       351,900       351,900
                                                                           74,695,058
 Less unamortized
  discounts at a
  rate of 8.13%                                                              (1,322,831)

      Total                   $573,495                        $63,821,087   $73,372,227


The mortgage notes payable are nonrecourse and are secured by pledge of certain of the Partnership's rental properties and by pledge of revenues from the respective rental properties. Certain of the notes impose prepayment penalties if repaid prior to maturity.


Note C - Mortgage Notes Payable (continued)

The estimated fair value of the Partnership's aggregate mortgage notes payable is approximately $76,024,000 as compared to the carrying value of $73,372,227. This estimate is not necessarily indicative of the amounts the Partnership may pay in actual market transactions.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 1995, are as follows:

                  1996                    $   729,196
                  1997                        792,442
                  1998                        861,241
                  1999                     11,936,097
                  2000                      1,017,552
               Thereafter                  59,358,530

                                          $74,695,058


On April 17, 1995, the Partnership refinanced the mortgage encumbering Pickwick Place Apartments. The total mortgage indebtedness, which carried a stated interest rate of 10.5%, was in default since its maturity date in June 1994. The new mortgage indebtedness of $6,600,000 carries a stated interest rate of 9.10% and is being amortized over 28 years with a balloon payment due May 1, 2005. Total capitalized loan costs incurred in 1995 for the refinancing were $214,136 and are being amortized over the life of the loan.

On August 7, 1995, the Partnership refinanced the mortgage encumbering Hunter Glen IV. The total mortgage indebtedness which carried a variable interest rate based on the monthly LIBOR rate plus 2.375% (8.65% at refinancing) was in default since its maturity date in December 1994. The new mortgage indebtedness of $8,500,000 carries a fixed rate of 8.43% with a balloon payment due October 15, 2003. Total capitalized loan costs incurred for the refinancing were $78,622 and are being amortized over the life of the loan.


Note D - Income Taxes

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.


Note D - Income Taxes (continued)

Differences between the net loss as reported and Federal taxable loss result primarily from discounts on mortgage notes payable and depreciation over different methods and lives and on differing cost basis of investment properties. The following is a reconciliation of reported net loss and Federal taxable loss:

                                            1995           1994

 Net loss as reported                   $(1,496,488)   $(3,412,173)
 Add (deduct):
        Depreciation differences            310,915        159,090
        Unearned income                     (73,894)         1,910
        Discounts on mortgage
           notes payable                     12,751        143,149
       Other                                 17,771        399,938

 Federal taxable loss                   $(1,228,945)   $(2,708,086)

 Federal taxable loss per
       limited partnership unit         $    (27.17)   $    (59.88)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities:

        Net liabilities                              $(20,788,288)
        Land and buildings                              8,596,236
        Accumulated depreciation                      (12,323,667)
        Syndication and distribution costs              6,093,372
        Other                                             252,156

        Net assets - Federal tax basis               $(18,170,191)

Note E - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Managing General Partner and affiliates in 1995 and 1994:

                                                   1995             1994


 Property management fees                      $1,031,693         $989,076
 Reimbursement for services of affiliates         443,417          475,998

The Partnership insures its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which were later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner, who receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

Angeles Mortgage Investment Trust ("AMIT"), a real estate investment trust, provides financing to the Joint Venture which is secured by the Joint Venture's sole investment property known as the Princeton Meadows Golf Course, in the amount of $1,567,301 at December 31, 1995. Total interest expense was $203,255 and $196,630 for the years ended December 31, 1995 and 1994, respectively.

MAE GP Corporation ("MAE GP"), an affiliate of the Managing General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1.2% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 37% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.2% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 annual meeting in connection with the election of trustees and other matters. MAE has not exerted, and continues to decline to exert, any management control over or participate in the management of AMIT. In addition, Liquidity Assistance, LLC, ("LAC"), an affiliate of the Managing General Partner and an affiliate of Insignia Financial Group, Inc. which provides property management and partnership administration services to the Partnership, owns 63,200 Class A Shares of AMIT. These Class A Shares entitle LAC to vote approximately 1.5% of the total shares.


Note E - Transactions with Affiliated Parties (continued)

As part of a settlement of certain disputes with AMIT, MAE GP granted to AMIT an option to acquire the Class B Shares. This option can be exercised at the end of 10 years or when all loans made by AMIT to partnerships affiliated with MAE GP as of November 9, 1994, which is the date of execution of a definitive Settlement Agreement, have been paid in full, but in no event prior to November 9, 1997. AMIT delivered to MAE GP cash in the sum of $250,000 at closing, which occurred April 14, 1995, as payment for the option. Upon exercise of the option, AMIT will remit to MAE GP an additional $94,000.

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

Note F - Investment Properties and Accumulated Depreciation

                                             Initial Cost
                                            To Partnership

                                                            Buildings         Cost
                                                            and Related    Capitalized,
                                                             Personal    Net Subsequent
 Description                   Encumbrances       Land       Property    to Acquisition
 Investment Properties
 Briarwood Apartments           $ 1,646,890   $  136,050   $ 1,408,950      $  211,300
 Chambers Ridge Apartments        5,689,291      526,830     7,823,170         939,328
 Cooper Point Plaza               4,233,090    1,688,900     5,319,100       1,847,361
 Gateway Gardens Apartments       6,637,511      254,792     6,206,208         654,150
 Hunters Glen Apartments-IV       8,478,994    1,552,377     8,323,863       1,038,943
 Hunters Glen Apartments-V        9,291,256    1,820,028     9,759,012       1,136,340
 Hunters Glen Apartments-VI       9,670,491    1,980,619    10,620,101       1,097,450
 Pickwick Place Apartments        6,569,259      603,494     6,551,506       1,395,813
 Southpointe Apartments          11,000,000      662,578     8,616,422         559,709
 Twin Lake Towers Apartments     11,478,276    1,115,200    12,805,800         917,061

     Totals                     $74,695,058  $10,340,868   $77,434,132      $9,797,455

Note F - Investment Properties and Accumulated Depreciation (continued)



                                            Gross Amount At Which Carried
                                                 At December 31, 1995

                                                Buildings
                                               And Related
                                                 Personal                     Accumulated      Date      Depreciable
Description                         Land        Property          Total      Depreciation    Acquired    Life-Years
Briarwood Apartments            $   136,050     $ 1,620,250     $ 1,756,300   $    951,393   06/25/85       10-20
Chambers Ridge Apartments           526,830       8,762,498       9,289,328      5,380,585   07/26/84       10-20
Cooper Point Plaza                1,688,900       7,166,461       8,855,361      4,274,001   12/14/84       10-20
Gateway Gardens Apartments          254,792       6,860,358       7,115,150      4,077,378   12/21/84       10-20
Hunters Glen Apartments-IV        1,552,377       9,362,806      10,915,183      5,154,339   01/31/85       10-40
Hunters Glen Apartments-V         1,820,028      10,895,352      12,715,380      6,042,450   01/31/85       10-40
Hunters Glen Apartments-VI        1,980,619      11,717,551      13,698,170      6,546,253   01/31/85       10-40
Pickwick Place Apartments           603,494       7,947,319       8,550,813      4,589,666   05/11/84       10-20
Southpointe Apartments              662,578       9,176,131       9,838,709      5,502,615   06/12/85       10-20
Twin Lake Towers Apartments       1,115,200      13,722,861      14,838,061      8,514,842   03/30/84       10-20

      Totals                    $10,340,868     $87,231,587     $97,572,455    $51,033,522

The depreciable lives included above are for the buildings and components. The depreciable lives for related personal property are for 5 to 7 years.

Reconciliation of "Investment Properties and Accumulated Depreciation":

                                                Year Ended December 31,
                                                 1995            1994

 Investment Properties

 Balance at beginning of year                $95,576,407     $94,509,567
     Property improvements                     2,143,697       2,104,340
     Disposal of assets                         (147,649)     (1,037,500)

 Balance at end of year                      $97,572,455     $95,576,407

 Accumulated Depreciation

 Balance at beginning of year                $46,563,476     $42,911,435
     Additions charged to expense              4,573,775       4,342,644
     Disposal of assets                         (103,729)       (690,603)

 Balance at end of year                      $51,033,522     $46,563,476

Note F - Investment Properties and Accumulated Depreciation (continued)

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1995 and 1994, is $106,168,691 and $104,026,446, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1995 and 1994, is $63,357,189 and $59,094,329, respectively.

Note G - Investment in Joint Venture

Condensed balance sheet information of the Joint Venture at December 31, 1995, is as follows:

                                              December 31,
                                                 1995

 Assets
 Cash                                         $   114,589
 Deferred charges and other assets                116,790
 Investment properties, net                     1,897,831
     Total                                     $2,129,210

 Liabilities and Partners' Capital
 Note payable to AMIT (Note E)                 $1,567,301
 Other liabilities                                412,688
 Partners' capital                                149,221
                                               $2,129,210

The condensed statements of operations of the Joint Venture for the years ended December 31, 1995 and 1994, are summarized as follows:

                                           December 31,
                                       1995           1994

 Revenue                           $ 1,158,070    $ 1,169,094
 Costs and expenses                 (1,472,406)    (1,357,362)

     Net loss                      $  (314,336)   $  (188,268)

The Partnership's equity interest in the loss of the Joint Venture was $139,879 and $83,779 for the years ended December 31, 1995 and 1994, respectively.

The Princeton Meadows Golf Course property had an underground fuel storage tank that was removed in 1992. This fuel storage tank caused contamination to the area. Management installed monitoring wells in the area where the tank was formerly buried. Some samples from these wells indicated lead and phosphorous readings that were higher than the range prescribed by the New Jersey Department of Environmental Protection ("DEP"). The Joint Venture notified DEP of the findings when they were first discovered. However, DEP had not given any directives as to corrective action until late 1995.


Note G - Investment in Joint Venture (continued)

In November 1995, representatives of the Joint Venture and the New Jersey DEP met and developed a plan of action to clean-up the contamination site at Princeton Meadows Golf Course. The Joint Venture plans to engage two firms.
One engineering firm will be contracted to conduct consulting and compliance work while a second firm will perform the field work necessary for the clean-up. Contracts to remediate the site have been received from these two engineering and environmental firms and are being reviewed. The Joint Venture has recorded a liability of $199,000 for the costs of the clean-up. The contracts are expected to be executed in early 1996 with work commencing and expected to be completed during 1996. The Managing General Partner believes the liability recorded is sufficient to cover all costs associated with this incident.

Note H - Operating Leases

Tenants of the commercial property are responsible for their own utilities and maintenance of their space, and payment of their proportionate share of common area maintenance, utilities, insurance and real estate taxes. Tenants are generally not required to pay a security deposit. Bad debt expense has been within the General Partner's expectations.

As of December 31, 1995, the Partnership had minimum future rentals under noncancellable leases with terms ranging from twelve months to ten years.

                   1996                        $  711,511
                   1997                           625,935
                   1998                           551,022
                   1999                           534,129
                   2000                           475,096
                Thereafter                      1,512,129
                                               $4,409,822

Item 8. Changes in and Disagreements with Accountant on Accounting and Financial Disclosures


        There were no disagreements with Ernst & Young, LLP regarding the 1995 or 1994 audits of the Partnership's financial statements.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

      The names of the directors and executive officers of Angeles Realty Corporation II ("ARC II"), the Partnership's Managing General Partner as of December 31, 1995, their ages and the nature of all positions with ARC II presently held by them are as follows:

Name                                Age                  Position

Carroll D. Vinson                   55                   President

Robert D. Long, Jr.                 28                   Controller and
                                                         Principal Accounting
                                                         Officer

William H. Jarrard, Jr.             49                   Vice President

John K. Lines                       36                   Secretary

Kelley M. Buechler                  38                   Assistant Secretary


Carroll D. Vinson has been President of Metropolitan Asset Enhancement, L.P., and subsidiaries since August of 1994. Prior to that, during 1993 to August 1994, Mr. Vinson was affiliated with Crisp, Hughes & Co. (regional CPA firm) and engaged in various other investment and consulting activities. Briefly, in early 1993, Mr. Vinson served as President and Chief Executive Officer of Angeles Corporation, a real estate investment firm. From 1991 to 1993, Mr. Vinson was employed by Insignia in various capacities including Managing Director-President during 1991. From 1986 to 1990, Mr. Vinson was President and a Director of U.S. Shelter Corporation, a real estate services company, which sold substantially all of its assets to Insignia in December 1990.

Robert D. Long, Jr. is Controller and Principal Accounting Officer. Prior to joining Metropolitan Asset Enhancement, L.P., and subsidiaries, he was an auditor for the State of Tennessee and was associated with the accounting firm of Harshman Lewis and Associates. He is a graduate of the University of Memphis.

William H. Jarrard, Jr. is Managing Director - Partnership Administration of Insignia Financial Group, Inc. ("Insignia"). During the five years prior to joining Insignia in 1991, he served in a similar capacity for U.S. Shelter. He was previously associated with the accounting firm, Ernst & Whinney, for eleven years. Mr. Jarrard is a graduate of the University of South Carolina and a certified public accountant.

John K. Lines has been General Counsel and Secretary of Insignia since June 1994. From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Ocwen Financial Corporation in West Palm Beach, Florida. From October 1991 until April 1993, Mr. Lines was a Senior Attorney with Banc One Corporation in Columbus, Ohio. From May 1984 until October 1991, Mr. Lines was employed as an Associate Attorney with Squire Sanders & Dempsey in Columbus, Ohio.

Kelley M. Buechler is Assistant Secretary of Insignia. During the five years prior to joining Insignia in 1991, she served in a similar capacity for U.S. Shelter. Ms. Buechler is a graduate of the University of North Carolina.


Item 10.  Executive Compensation

      No direct form of compensation or remuneration was paid by the Partnership to any officer or director of ARC II. The Partnership has no plan, nor does the Partnership presently propose a plan, which will result in any remuneration being paid to any officer or director upon termination of employment. However, fees and other payments have been made to the Partnership's Managing General Partner and its affiliates, as described in "Note E" of the Financial Statements included under "Item 7", which is incorporated herein by reference.


Item 11.  Security Ownership of Certain Beneficial Owners and Management

      As of December 31, 1995, no person owned of record more than 5% of Limited Partnership Units of the Partnership nor was any person known by the Partnership to own of record and beneficially, or beneficially only, more than 5% of such securities.

      The Partnership knows of no contractual arrangements, the operation of the terms of which may at a subsequent date result in a change in control of the Partnership, except for: Article 12.1 of the Agreement, which provides that upon a vote of the Limited Partners holding more than 50% of the then outstanding Limited Partnership Units the General Partners may be expelled from the Partnership upon 90 days written notice. In the event that successor general partners have been elected by Limited Partners holding more than 50% of the then outstanding Limited Partnership Units and if said Limited Partners elect to continue the business of the Partnership, the Partnership is required to pay in cash to the expelled Managing General Partner an amount equal to the accrued and unpaid management fee described in Article 10 of the Agreement and to purchase the General Partners' interest in the Partnership on the effective date of the expulsion, which shall be an amount equal to the difference between
(i) the balance of the General Partners' capital account and (ii) the fair market value of the share of Distributable Net Proceeds to which the General Partners would be entitled. Such determination of the fair market value of the share of Distributable Net Proceeds is defined in Article 12.2(ii) of the Agreement.

Item 12.  Certain Relationships and Related Transactions

      No transactions have occurred between the Partnership and any officer or director of ARC II.

      During the year ended December 31, 1995, the transactions that occurred between the Partnership and ARC II and affiliates of ARC II pursuant to the terms of the Agreement are disclosed under "Note E" of the Partnership's Financial Statements included under "Item 7", which is hereby incorporated by reference.

                                     PART IV

Item 13.  Exhibits and Reports on Form 8-K


      (a) Exhibits:  See Exhibit Index contained herein.

      (b) No reports on Form 8-K were filed during the fourth quarter of 1995.


                                   SIGNATURES


   In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Angeles Partners XII
                                       (A California Limited Partnership)
                                       (Registrant)


                                 By:   Angeles Realty Corporation II



                                 By:   /s/Carroll D. Vinson
                                       Carroll D. Vinson
                                       President, Director


                                 Date: March 22, 1996



   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.



/s/Carroll D. Vinson           President, Director          March 22, 1996
Carroll D. Vinson





/s/Robert D. Long, Jr.         Controller and Principal     March 22, 1996
Robert D. Long, Jr.            Accounting Officer





                                  Exhibit Index


Exhibit Number   Description of Exhibit

    3.1 Amended Certificate and Agreement of Limited Partnership dated May 26, 1983 filed in Form S-11 dated June 2, 1983 and is incorporated herein by reference.

    10.1 Purchase and Sale Agreement with Exhibits - Twin Lake Towers Apartments filed in Form 8K dated March 30, 1984, incorporated herein by reference.

    10.2 Purchase and Sale Agreement with Exhibits - Pickwick Place Apartments filed in Form 8K dated May 11, 1984, incorporated herein by reference.

    10.3 Purchase and Sale Agreement with Exhibits - Chambers Ridge Apartments filed in Form 8K dated July 26, 1984, incorporated herein by reference.

    10.4 Purchase and Sale Agreement with Exhibits - Park Village Plaza filed in Form 8K dated December 21, 1984, incorporated herein by reference.

    10.5 Purchase and Sale Agreement with Exhibits - Gateway Gardens Apartments filed in Form 8K dated December 21, 1984, incorporated herein by reference.

    10.6 Purchase and Sale Agreement with Exhibits - Hunters Glen Apartments I, II, III filed in Form 8K dated February 1, 1985, incorporated herein by reference.

    10.7 Purchase and Sale Agreement with Exhibits - Meadows Apartments filed in Form 8K dated June 12, 1985, incorporated herein by reference.

    10.8 Purchase and Sale Agreement with Exhibits - Briarwood Apartments filed in Form 8K dated June 25, 1985, incorporated herein by reference.

    10.9 Purchase and Sale Agreement with Exhibits - dated July 26, 1992 between Princeton Golf Course Joint Venture and Lincoln Property Company No. 199 filed in Form 10Q dated August 13, 1992, incorporated herein by reference.

    10.10 Princeton Golf Course Joint Venture Agreement with Exhibits - dated August 21, 1991 between the Partnership, Angeles Partners XI and Angeles Income Properties, Ltd. II filed in Form 10Q dated August 13, 1992, incorporated herein by reference.

    10.11 Stock Purchase Agreement dated November 24, 1992 showing the purchase of 100% of the outstanding stock of Angeles Realty Corporation II by IAP GP Corporation, a subsidiary of MAE GP Corporation, filed in Form 8-K dated December 31, 1992, which is incorporated herein by reference.

    10.12        Contracts related to refinancing of debt

          (a) First Deeds of Trust and Security Agreements dated September 30, 1993 between AP XII Associates Limited Partnership, a South Carolina Limited Partnership and Lexington Mortgage Company, a Virginia Corporation, securing Briarwood.

          (b) Second Deeds of Trust and Security Agreements dated September 30, 1993 between AP XII Associates Limited Partnership, a South Carolina Limited Partnership and Lexington Mortgage Company, a Virginia Corporation, securing Briarwood.

          (c) First Assignments of Leases and Rents dated September 30, 1993 between AP XII Associates Limited Partnership, a South Carolina Limited Partnership and Lexington Mortgage Company, a Virginia Corporation, securing Briarwood.

          (d) Second Assignments of Leases and Rents dated September 30, 1993 between AP XII Associates Limited Partnership, a South Carolina Limited Partnership and Lexington Mortgage Company, a Virginia Corporation, securing Briarwood.

          (e) First Deeds of Trust Notes dated September 30, 1993 between AP XII Associates Limited Partnership, a South Carolina Limited Partnership and Lexington Mortgage Company, a Virginia Corporation securing Briarwood.

          (f) Second Deeds of Trust Notes dated September 30, 1993 between AP XII Associates Limited Partnership, a South Carolina Limited Partnership and Lexington Mortgage Company, a Virginia Corporation securing Briarwood.

    10.13        Contracts related to refinancing of debt

          (a) First Deeds of Trust and Security Agreements dated September 30, 1993 between AP XII Associates Limited Partnership, a South Carolina Limited Partnership and Lexington Mortgage Company, a Virginia Corporation, securing Twin Lake Towers.


          (b) Second Deeds of Trust and Security Agreements dated September 30, 1993 between AP XII Associates Limited Partnership, a South Carolina Limited Partnership and Lexington Mortgage Company, a Virginia Corporation, securing Twin Lake Towers.

          (c) First Assignments of Leases and Rents dated September 30, 1993 between AP XII Associates Limited Partnership, a South Carolina Limited Partnership and Lexington Mortgage Company, a Virginia Corporation, securing Twin Lake Towers.

          (d) Second Assignments of Leases and Rents dated September 30, 1993 between AP XII Associates Limited Partnership, a South Carolina Limited Partnership and Lexington Mortgage Company, a Virginia Corporation, securing Twin Lake Towers.

          (e) First Deeds of Trust Notes dated September 30, 1993 between AP XII Associates Limited Partnership, a South Carolina Limited Partnership and Lexington Mortgage Company, a Virginia Corporation securing Twin Lake Towers.

          (f) Second Deeds of Trust Notes dated September 30, 1993 between AP XII Associates Limited Partnership, a South Carolina Limited Partnership and Lexington Mortgage Company, a Virginia Corporation securing Twin Lake Towers.

    10.14        Contracts related to refinancing of debt

          (a) First Deeds of Trust and Security Agreements dated September 30, 1993 between AP XII Associates Limited Partnership, a South Carolina Limited Partnership and Lexington Mortgage Company, a Virginia Corporation, securing Hunters Glen.

          (b) Second Deeds of Trust and Security Agreements dated September 30, 1993 between AP XII Associates Limited Partnership, a South Carolina Limited Partnership and Lexington Mortgage Company, a Virginia Corporation, securing Hunters Glen.

          (c) First Assignments of Leases and Rents dated September 30, 1993 between AP XII Associates Limited Partnership, a South Carolina Limited Partnership and Lexington Mortgage Company, a Virginia Corporation, securing Hunters Glen.

          (d) Second Assignments of Leases and Rents dated September 30, 1993 between AP XII Associates Limited Partnership, a South Carolina Limited Partnership and Lexington Mortgage Company, a Virginia Corporation, securing Hunters Glen.

          (e) First Deeds of Trust Notes dated September 30, 1993 between AP XII Associates Limited Partnership, a South Carolina Limited Partnership and Lexington Mortgage Company, a Virginia Corporation securing Hunters Glen.

          (f) Second Deeds of Trust Notes dated September 30, 1993 between AP XII Associates Limited Partnership, a South Carolina Limited Partnership and Lexington Mortgage Company, a Virginia Corporation securing Hunters Glen.

    10.15        Contracts related to refinancing of debt

          (a) First Deeds of Trust and Security Agreements dated September 30, 1993 between AP XII Associates Limited Partnership, a South Carolina Limited Partnership and Lexington Mortgage Company, a Virginia Corporation, securing Chambers Ridge.

          (b) Second Deeds of Trust and Security Agreements dated September 30, 1993 between AP XII Associates Limited Partnership, a South Carolina Limited Partnership and Lexington Mortgage Company, a Virginia Corporation, securing Chambers Ridge.

          (c) First Assignments of Leases and Rents dated September 30, 1993 between AP XII Associates Limited Partnership, a South Carolina Limited Partnership and Lexington Mortgage Company, a Virginia Corporation, securing Chambers Ridge.

          (d) Second Assignments of Leases and Rents dated September 30, 1993 between AP XII Associates Limited Partnership, a South Carolina Limited Partnership and Lexington Mortgage Company, a Virginia Corporation, securing Chambers Ridge.

          (e) First Deeds of Trust Notes dated September 30, 1993 between AP XII Associates Limited Partnership, a South Carolina Limited Partnership and Lexington Mortgage Company, a Virginia Corporation securing Chambers Ridge.

          (f) Second Deeds of Trust Notes dated September 30, 1993 between AP XII Associates Limited Partnership, a South Carolina Limited Partnership and Lexington Mortgage Company, a Virginia Corporation securing Chambers Ridge.

    10.16        Contracts related to refinancing of debt

          (a) First Deeds of Trust and Security Agreements dated September 30, 1993 between AP XII Associates Limited Partnership, a South Carolina Limited Partnership and Lexington Mortgage Company, a Virginia Corporation, securing Gateway Gardens.

          (b) Second Deeds of Trust and Security Agreements dated September 30, 1993 between AP XII Associates Limited Partnership, a South Carolina Limited Partnership and Lexington Mortgage Company, a Virginia Corporation, securing Gateway Gardens.

          (c) First Assignments of Leases and Rents dated September 30, 1993 between AP XII Associates Limited Partnership, a South Carolina Limited Partnership and Lexington Mortgage Company, a Virginia Corporation, securing Gateway Gardens.

          (d) Second Assignments of Leases and Rents dated September 30, 1993 between AP XII Associates Limited Partnership, a South Carolina Limited Partnership and Lexington Mortgage Company, a Virginia Corporation, securing Gateway Gardens.

          (e) First Deeds of Trust Notes dated September 30, 1993 between AP XII Associates Limited Partnership, a South Carolina Limited Partnership and Lexington Mortgage Company, a Virginia Corporation securing Gateway Gardens.

          (f) Second Deeds of Trust Notes dated September 30, 1993 between AP XII Associates Limited Partnership, a South Carolina Limited Partnership and Lexington Mortgage Company, a Virginia Corporation securing Gateway Gardens.

    16.1 Letter from the Registrant's former independent accountant regarding its concurrence with the statements made by the Registrant is incorporated by reference to the Exhibit filed with Form 8-K dated September 1, 1993.

    99.1 Agreement of Limited Partnership for Angeles Partners XII GP Limited Partnership and Angeles Partners XII entered into September 9, 1993.

    99.2 Agreement of Limited Partnership for AP XII Associates Limited Partnership and Angeles Partners XII entered into September 9, 1993.

    99.3 Agreement of Limited Partnership for Hunters Glen AP XII Limited Partnership and Angeles Partners XII entered into September 17, 1993.