Form 10QSB
period 1996-03-31
ANGELES PARTNERS XII
filed 1996-05-10
CIK 720392

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


                  For the quarterly period ended March 31, 1996


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

ITEM 1.  FINANCIAL STATEMENTS

a)                            ANGELES PARTNERS XII

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 1996


 Assets
    Cash and cash equivalents:
      Unrestricted                                                   $  3,742
      Restricted--tenant security deposits                                925
    Investment in, and advances of $142 to, Joint Venture                 116
    Accounts receivable                                                   207
    Escrows for taxes                                                     802
    Restricted escrows                                                  1,712

    Other assets                                                        2,176
    Investment properties
        Land                                              $ 10,341
        Buildings and related personal property             87,495
                                                            97,836
        Less accumulated depreciation                      (52,214)    45,622
                                                                     $ 55,302

 Liabilities and Partners' Deficit

 Liabilities
    Accounts payable                                                 $    445
    Tenant security deposits                                              888
    Accrued taxes                                                       1,032
    Other liabilities                                                     885
    Mortgage notes payable                                             73,222

    Partners' Deficit
        General partners                                  $   (597)
        Limited partners (44,773 units issued
           and outstanding)                                (20,573)   (21,170)

                                                                     $ 55,302

           See Accompanying Notes to Consolidated Financial Statements

b)                            ANGELES PARTNERS XII

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)


                                                         Three Months Ended
                                                             March 31,
                                                          1996          1995
 Revenues:
    Rental income                                        $ 5,001      $  4,839
    Other income                                             313           337
       Total revenues                                      5,314         5,176

 Expenses:
    Operating                                              1,645         1,543
    General and administrative                               139           132
    Maintenance                                              506           397
    Depreciation                                           1,180         1,117
    Interest                                               1,640         1,555
    Property taxes                                           509           492
    Bad debt recovery, net                                   (16)           --
       Total expenses                                      5,603         5,236

 Loss before equity in loss of joint
    venture and loss on disposal of asset                   (289)          (60)

 Equity in loss of Joint Venture                             (93)          (58)
 Loss on disposal of asset                                    --           (23)

       Net loss                                          $  (382)     $   (141)

 Net loss allocated to general
    partners (1%)                                        $    (4)     $     (1)
 Net loss allocated to limited
    partners (99%)                                          (378)         (140)

                                                         $  (382)     $   (141)

 Net loss per limited partnership unit                   $ (8.44)     $  (3.13)

           See Accompanying Notes to Consolidated Financial Statements

c)                            ANGELES PARTNERS XII

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                     Limited
                                   Partnership    General       Limited
                                      Units       Partners      Partners        Total
 Original capital contributions      44,773        $     1       $ 44,773       $ 44,774

 Partners' deficit at
     December 31, 1995               44,773        $  (593)      $(20,195)      $(20,788)

 Net loss for the three months
     ended March 31, 1996                --             (4)          (378)          (382)

 Partners' deficit at
    March 31, 1996                   44,773        $  (597)      $(20,573)      $(21,170)

           See Accompanying Notes to Consolidated Financial Statements

d)                            ANGELES PARTNERS XII

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                 Three Months Ended
                                                                     March 31,
                                                                  1996          1995
Cash flows from operating activities:
   Net loss                                                     $   (382)     $   (141)
   Adjustments to reconcile net loss to net cash
      provided by operating activities:
      Depreciation                                                 1,180         1,117
      Amortization of discounts, loan costs, and
       leasing commissions                                           103            94
      Bad debt recovery, net                                         (16)           --
      Loss on disposal of asset                                       --            23
      Equity in loss of Joint Venture                                 93            58
   Change in accounts:
      Restricted cash                                                (26)          (10)
      Accounts receivable                                            (51)           44
      Escrows for taxes                                             (203)            2
      Other assets                                                    12           (11)
      Accounts payable                                               (57)         (426)
      Tenant security deposit liabilities                             25            15
      Accrued taxes                                                   16            21
      Other liabilities                                              (32)          (61)

       Net cash provided by operating activities                     662           725

Cash flows from investing activities:
   Property improvements and replacements                           (263)         (185)
   Deposits to restricted escrows                                    (35)         (319)
   Receipts from restricted escrows                                   --           330
   Advances to Joint Venture                                         (89)           --

       Net cash used in investing activities                        (387)         (174)

Cash flows from financing activities:
   Payments on mortgage notes payable                               (176)         (157)
   Loan costs                                                         --            (7)

       Net cash used in financing activities                        (176)         (164)

Net increase in cash                                                  99           387

Cash and cash equivalents at beginning of period                   3,643         2,047

Cash and cash equivalents at end of period                       $ 3,742       $ 2,434

Supplemental disclosure of cash flow information:
   Cash paid for interest                                        $ 1,544       $ 1,469

           See Accompanying Notes to Consolidated Financial Statements

e)                            ANGELES PARTNERS XII

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in Angeles Partners XII (the "Partnership") annual report on Form 10-KSB for the fiscal year ended December 31, 1995.

Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

Note B - Investment in Joint Venture

The Partnership owns a 44.5% interest in the Princeton Meadows Golf Course Joint Venture ("Joint Venture"). The Partnership accounts for its interest in the Joint Venture on the equity method.

The balance sheet of the Joint Venture is summarized as follows:


                                               March 31, 1996
                                               (in thousands)
       Assets
       Cash                                        $   342
       Deferred charges and other assets               131
       Investment properties, net                    1,893
                                                   $ 2,366

       Liabilities and Partners' Deficit
       Note payable to AMIT                        $ 1,567
       Other liabilities                               858
       Partners' deficit                               (59)
                                                   $ 2,366


Note B - Investment in Joint Venture (continued)

The statements of operations of the Joint Venture are summarized as follows:


                                    Three Months Ended
                                         March 31,
                                    1996           1995
                                      (in thousands)

       Revenue                     $  115         $  105
       Costs and expenses            (324)          (235)

        Net loss                   $ (209)        $ (130)

The Partnership's equity interest in the loss of the Joint Venture for the three months ended March 31, 1996, and March 31, 1995, was $93,000 and $58,000,
respectively.

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

In November 1995, representatives of the Joint Venture and the New Jersey DEP met and developed a plan of action to clean-up the contamination site at Princeton Meadows Golf Course. The Joint Venture has engaged an engineering firm to conduct consulting and compliance work and a second to perform the field work necessary for the clean-up. The Joint Venture has recorded a liability of $199,000 for the costs of the clean-up. The contracts have been executed and work has commenced with the expected completion date to be sometime in late 1996. The Managing General Partner believes the liability recorded is sufficient to cover all costs associated with this incident.


Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement for certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Managing General Partner and affiliates for the three months ended March 31, 1996 and 1995:

                                                      1996           1995
                                                         (in thousands)

 Property management fees                             $253           $252

 Reimbursement for services of affiliates              104            105

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

Angeles Mortgage Investment Trust ("AMIT"), a real estate investment trust, provides financing to the Joint Venture, which is secured by the Joint Venture's sole investment property known as the Princeton Meadows Golf Course, in the amount of $1,567,000 at March 31, 1996. Interest expense on the debt on the Joint Venture was $52,000 and $49,000 for the three months ended March 31, 1996 and 1995, respectively. Accrued interest was $19,000 at March 31, 1996.

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



ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consists of nine apartment complexes and one commercial complex. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1996 and 1995:


                                                 Average Occupancy
                                                  1996        1995

   Briarwood Apartments                            95%        98%
    Cedar Rapids, Iowa

   Chambers Ridge Apartments (1)                   91%        91%
    Harrisburg, Pennsylvania

   Gateway Gardens Apartments (2)                  94%        98%
    Cedar Rapids, Iowa

   Hunters Glen - IV Apartments                    93%        94%
    Plainsboro, New Jersey

   Hunters Glen - V Apartments                     95%        94%
    Plainsboro, New Jersey

   Hunters Glen - VI Apartments                    96%        93%
    Plainsboro, New Jersey

   Pickwick Place Apartments                       95%        93%
    Indianapolis, Indiana

   Southpointe Apartments (3)                      84%        83%
    Bedford Heights, Ohio

   Twin Lake Towers Apartments                     95%        97%
    Westmont, Illinois

   Cooper Point Plaza (4)                          91%        96%
    Olympia, Washington

(1) Chambers Ridge Apartment's occupancy is lower than most of the Partnership's other investment properties due to saturation of the market area in Harrisburg, Pennsylvania.
(2) Gateway Gardens Apartment's decrease in occupancy is due to a decline in employment in the area.
(3) Southpointe Apartment's low occupancy is due to the poor condition of the property and the upgrading of the tenant base.
(4) Cooper Point Plaza's decrease in occupancy is due to several smaller tenants vacating. The Managing General Partner is changing the tenant mix of this property and is optimistic about its future occupancy. In addition, the Managing General Partner intends to upgrade the exterior of this property in an effort to attract new tenants.

The Partnership incurred a net loss of $382,000 for the three months ended March 31, 1996, as compared to a net loss of $141,000 for the corresponding period of 1995. This increase in net loss is due to an increase in expenses which was only partially offset by an increase in rental revenue. There was also an increase in equity in loss of Joint Venture.

Rental revenue has increased for the three months ended March 31, 1996, as compared to the three months ended March 31, 1995. Although there was an overall decrease in occupancy for the residential properties, this was offset by an increase in rental rates at these properties. Cooper Point Plaza, the Partnership's only commercial property, experienced a decrease in occupancy, although the average rental rates increased with the signing of a tenant occupying 11% of the rental area.

A more severe winter in 1996, as compared to 1995, contributed to an increase in both operating and maintenance expense. Snow removal costs and utility expense both increased as a result of the harsher winter. Also, during the three months ended March 31, 1996, Twin Lake Towers started a major landscaping project around the lake area on the property.

Bad debt expense at Cooper Point Plaza decreased as a result of a reduction of the reserve required based on a review of tenant accounts receivable. The loss on disposal of assets for the three months ended March 31, 1995, was the result of the replacement of roofs at Gateway Gardens that were not yet fully depreciated.

The Partnership has a 44.5% investment in the Princeton Meadows Golf Course Joint Venture. For the three months ended March 31, 1996, the Partnership realized equity in loss of the Joint Venture of $93,000, as compared to $58,000 for the three months ended March 31, 1995. The increased loss at Princeton Meadows Golf Course can be attributed to an increase in bad debt, insurance, maintenance and repairs expense. The environmental issue at the property (See "Note B - Investment in Joint Venture") necessitated a purchase of new insurance. The Partnership also implemented a preventive maintenance program and repairs were made to the cart paths and course.

The Managing General Partner continues to monitor the rental market environment at its investment properties to assess the feasibility of increasing rents, to maintain or increase the occupancy level and to protect the Partnership from increases in expense. The Managing General Partner expects to be able, at a minimum, to continue protecting the Partnership from inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, rental concessions and rental reductions needed to offset softening market conditions could affect the ability to sustain this plan.

At March 31, 1996, the Partnership had unrestricted cash of $3,742,000 compared to $2,434,000 at March 31, 1995. Net cash provided by operating activities decreased due in part to a greater net loss at March 31, 1996. Also contributing to the decrease in cash provided by operating activities were increases in accounts receivable and escrows for taxes, which were only partially offset by smaller decreases in accounts payable and other liabilities. Net cash used in investing activities increased as a result of more property improvements and replacements and advances to the Joint Venture, during the first three months of 1996. Net cash used in financing activities remained stable for the three months ended March 31, 1996, versus the three months ended March 31, 1995.

The Managing General Partner has been unsuccessful in attempts to refinance the $11,000,000 mortgage indebtedness secured by Southpointe Apartments which matures July 1999 and carries a stated interest rate of 8.59%. This property has increasing maintenance needs yet the cash flow of the property does not support incurring such expenditures to adequately maintain the property. While the mortgage is not in default at March 31, 1996, monthly payments of debt service are usually late as the property rents for the current month are used to pay the prior month's debt service. The lender has indicated that foreclosure of the property will occur if the mortgage goes into default.

The Partnership's primary source of cash is from the operations of its properties and from financing placed on such properties. Cash from these sources is utilized for property operations, capital improvements, and/or repayment of debt. The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Partnership. The Partnership indebtedness amounts to $73,222,000, net of unamortized discounts, with maturity dates ranging from July 1999 to September 2012, at which point $63,821,000 of balloon payments will be due. Future cash distributions will depend on the levels of net cash generated from operations, refinancings and property sales. There were no cash distributions in the three months ended March 31, 1996, and March 31, 1995.


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Angeles Mortgage Investment Trust ("AMIT"), a real estate investment trust, made a loan to the Joint Venture in September 1991 in the amount of $1,280,000, secured by the Joint Venture's real property known as Princeton Meadows Golf Course. The Partnership believed that the loan was a non-recourse obligation. AMIT asserted that this loan was recourse by virtue of an amendment purportedly entered into as of November 1, 1992, but which the Partnership has been informed and believes was actually executed in December 1992 ("Note Modification"). The Partnership has been further informed and believes that the amendment was executed at the direction of Angeles Corporation ("Angeles") by an individual in his purported capacity as an officer of the Managing General Partner of the Partnership and the Joint Venture at a time when such person was not in fact an officer of such entities. Accordingly, the Partnership and the Joint Venture filed Proofs of Claim in the Angeles bankruptcy proceeding with respect to the purported amendment. Additionally, the Partnership and the Joint Venture filed a Proof of Claim in the Angeles Funding Corporation and Angeles Real Estate Corporation bankruptcy proceedings on similar grounds. Both Angeles Funding Corporation and Angeles Real Estate Corporation are affiliates of Angeles. In addition, Angeles has agreed to cooperate with the Partnership and the Joint Venture in any action commenced by or against them by AMIT asserting that the $1,280,000 obligation owed to AMIT is recourse to the Partnership. Angeles further agreed to waive the attorney-client privilege with respect to any information relating to the Note Modification. Accordingly, the Partnership and the Joint Venture withdrew their Proofs of Claim on August 9, 1995.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


        a)  Exhibits - None.

        b)  Reports on Form 8-K:

            None filed during the three months ended March 31, 1996.


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



                              ANGELES PARTNERS XII

                              By:   Angeles Realty Corporation II
                                    Managing General Partner


                              By:   /s/Carroll D. Vinson
                                    Carroll D. Vinson
                                    President


                              By:   /s/Robert D. Long
                                    Robert D. Long
                                    Vice President/CAO


                              Date: May 10, 1996