Form 10QSB
period 1996-06-30
ANGELES PARTNERS XII
filed 1996-08-09
CIK 720392

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


                  For the quarterly period ended June 30, 1996


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

                                  June 30, 1996

 Assets
      Cash and cash equivalents:
      Unrestricted                                                      $  4,075
      Restricted--tenant security deposits                                   941
   Accounts receivable, net of allowance of $28                              172
   Escrows for taxes                                                         845
   Restricted escrows                                                      1,744
   Other assets                                                            2,120
   Investment in, and advances of $142 to,
      joint venture                                                          151
   Investment properties:
      Land                                               $ 10,341
      Buildings and related personal property              87,914
                                                           98,255
      Less accumulated depreciation                       (53,371)        44,884
                                                                        $ 54,932

   Liabilities and Partners' Deficit

   Liabilities
      Accounts payable                                                  $    498
      Tenant security deposits                                               893
      Accrued taxes                                                        1,016
      Other liabilities                                                      901
      Mortgage notes payable                                              73,068

   Partners' Deficit
      General partner                                    $   (600)
      Limited partners (44,773 units
         issued and outstanding)                          (20,844)       (21,444)

                                                                            $ 54,932
           See Accompanying Notes to Consolidated Financial Statements

b)                            ANGELES PARTNERS XII

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)

                                       Three Months Ended         Six Months Ended
                                            June 30,                  June 30,
                                      1996          1995         1996         1995
 Revenues:
    Rental income                   $  5,046     $  5,002     $ 10,047     $  9,842
    Other income                         260          347          573          684
       Total revenues                  5,306        5,349       10,620       10,526

 Expenses:
    Operating                          1,657        1,671        3,302        3,213
    General and administrative           132          200          271          332
    Maintenance                          450          508          956          905
    Depreciation                       1,191        1,128        2,371        2,245
    Interest                           1,635        1,542        3,275        3,098
    Property taxes                       500          533        1,009        1,026
    Bad debt expense                      28           75           12           75
       Total expenses                  5,593        5,657       11,196       10,894

 Loss before equity in income
    (loss) of joint venture
    and loss on disposal of asset       (287)        (308)        (576)        (368)

 Equity in income (loss) of
    joint venture                         35            7          (58)         (51)

 Loss on disposal of asset               (22)          (4)         (22)         (27)

       Net loss                     $   (274)    $   (305)    $   (656)    $   (446)

 Net loss allocated to
    general partners (1%)           $     (3)    $     (3)    $     (7)    $     (4)

 Net loss allocated to
    limited partners (99%)              (271)        (302)        (649)        (442)

                                    $   (274)    $   (305)    $   (656)    $   (446)

 Net loss per limited
    partnership unit                $  (6.05)    $  (6.75)    $ (14.50)    $  (9.87)

           See Accompanying Notes to Consolidated Financial Statements

c)                            ANGELES PARTNERS XII

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)

                                     Limited
                                   Partnership    General       Limited
                                      Units       Partners      Partners        Total
 Original capital contributions       44,773     $     1       $ 44,773       $ 44,774

 Partners' deficit at
    December 31, 1995                 44,773     $  (593)      $(20,195)      $(20,788)

 Net loss for the six months
    ended June 30, 1996                   --          (7)          (649)          (656)

 Partners' deficit at
    June 30, 1996                     44,773     $  (600)      $(20,844)      $(21,444)

           See Accompanying Notes to Consolidated Financial Statements


d)                            ANGELES PARTNERS XII

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                              Six Months Ended
                                                                  June 30,
                                                              1996        1995
 Cash flows from operating activities:
    Net loss                                               $  (656)     $  (446)
    Adjustments to reconcile net loss
       to net cash provided by operating
       activities:
       Depreciation                                          2,371        2,245
       Amortization of discounts, loan costs,
        and leasing commissions                                207          192
       Bad debt                                                 12           75
       Loss on disposal of asset                                22           27
       Equity in loss of joint venture                          58           51
    Change in accounts:
       Restricted cash                                         (42)         (25)
       Accounts receivable                                     (44)         (38)
       Escrows for taxes                                      (246)          15
       Other assets                                             (9)         (14)
       Accounts payable                                       (149)        (406)
       Tenant security deposit liabilities                      30           29
       Accrued taxes                                            --          (51)
       Other liabilities                                       (16)         186

            Net cash provided by operating activities        1,538        1,840

 Cash flows from investing activities:
    Property improvements and replacements                    (593)        (482)
    Deposits to restricted escrows                             (67)        (904)
    Withdrawals from restricted escrows                         --           44
    Advances to joint venture                                  (89)          --

            Net cash used in investing activities             (749)      (1,342)

 Cash flows from financing activities:
    Payments on mortgage notes payable                        (357)      (5,632)
    Proceeds from refinance                                     --        6,600
    Loan costs                                                  --         (214)

            Net cash (used in) provided by
                financing activities                          (357)         754

 Net increase in cash                                          432        1,252

 Cash and cash equivalents at beginning of period            3,643        2,047

 Cash and cash equivalents at end of period                $ 4,075      $ 3,299

 Supplemental disclosure of cash flow information:
    Cash paid for interest                                 $ 3,084      $ 2,922

    Property improvements and replacements
       included in accounts payable                        $   145      $    --

           See Accompanying Notes to Consolidated Financial Statements



e)                            ANGELES PARTNERS XII

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in Angeles Partners XII's (the "Partnership") annual report on Form 10-KSB for the fiscal year ended December 31, 1995.

Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.


Note B - Investment in Joint Venture

The Partnership owns a 44.5% interest in the Princeton Meadows Golf Course Joint Venture ("Joint Venture"). The Partnership accounts for its interest in the Joint Venture using the equity method of accounting.

The balance sheet of the Joint Venture is summarized as follows:


                                                   June 30, 1996
                                                   (in thousands)
      Assets
      Cash                                             $   292
      Deferred charges and other assets                    163
      Investment properties, net                         1,911
         Total                                         $ 2,366

      Liabilities and Partners' Capital
      Note payable to AMIT                             $ 1,567
      Other liabilities                                    780
      Partners' capital                                     19
         Total                                         $ 2,366


The statements of operations of the Joint Venture are summarized as follows:

                                    Three Months Ended          Six Months Ended
                                         June 30,                   June 30,
                                   1996          1995          1996         1995
                                      (in thousands)             (in thousands)
 Revenue                          $   494       $   379      $   609      $   484
 Costs and expenses                  (416)         (363)        (740)        (598)
    Net income (loss)             $    78       $    16      $  (131)     $  (114)


The Partnership's equity interest in the loss of the Joint Venture for the six months ended June 30, 1996 and June 30, 1995, was $58,000 and $51,000,
respectively.

The Princeton Meadows Golf Course property had an underground fuel storage tank that was removed in 1992. This fuel storage tank caused contamination to the area. Management installed monitoring wells in the area where the tank was formerly buried. Some samples from these wells indicated lead and phosphorous readings that were higher than the range prescribed by the New Jersey Department of Environmental Protection ("DEP"). The Joint Venture notified DEP of the findings when they were first discovered. However, DEP did not give any directives as to corrective action until late 1995.

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

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement for certain expenses incurred by affiliates on behalf of the Partnership. The following amounts owed to the Managing General Partner and affiliates for the six month periods ended June 30, 1996 and 1995, were paid or accrued:


                                                 1996         1995
                                                  (in thousands)

        Property management fees                 $515         $507

        Reimbursement for services of
            affiliates                            220          233


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

Angeles Mortgage Investment Trust ("AMIT"), a real estate investment trust, provides financing to the Joint Venture, which is secured by the Joint Venture's sole investment property known as the Princeton Meadows Golf Course, in the amount of $1,567,000 at June 30, 1996. Interest expense on the debt of the Joint Venture was $101,000 for each of the six months ended June 30, 1996 and 1995. Accrued interest was $19,000 at June 30, 1996.

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of nine apartment complexes and one commercial complex. The following table sets forth the average occupancy of the properties for each of the six months ended June 30, 1996 and 1995:


                                                       Average
                                                      Occupancy
 Property                                         1996         1995

 Briarwood Apartments
    Cedar Rapids, Iowa                             97%         97%

 Chambers Ridge Apartments (1)
    Harrisburg, Pennsylvania                       91%         91%

 Gateway Gardens Apartments (2)
    Cedar Rapids, Iowa                             93%         98%

 Hunters Glen-1 Apartments
    Plainsboro, New Jersey                         94%         95%

 Hunters Glen-2 Apartments
    Plainsboro, New Jersey                         96%         95%

 Hunters Glen-3 Apartments
    Plainsboro, New Jersey                         95%         94%

 Pickwick Place Apartments
    Indianapolis, Indiana                          95%         93%

 Southpointe Apartments (3)
    Bedford Heights, Ohio                          82%         84%

 Twin Lake Towers Apartments
    Westmont, Illinois                             96%         97%

 Cooper Pointe Plaza (4)
    Olympia, Washington                            89%         97%

(1) Chambers Ridge Apartment's occupancy is lower than most of the Partnership's other investment properties due to saturation of the market area in Harrisburg, Pennsylvania.
(2) Gateway Gardens Apartment's decrease in occupancy is due to a decline in employment opportunities in the area.
(3) Southpointe Apartment's low occupancy is due to the poor condition of the property and the upgrading of the tenant base.
(4) Cooper Point Plaza's decrease in occupancy is due to several smaller tenants vacating. The Managing General Partner is changing the tenant mix of this property and is optimistic about its future occupancy. In addition, the Managing General Partner intends to upgrade the exterior of this property in an effort to attract new tenants.


The Partnership generated net losses for the three and six months ended June 30, 1996, of $274,000 and $656,000, respectively, versus net losses for the three and six months ended June 30, 1995 of $305,000 and $446,000, respectively. The increased net loss for the six months ended June 30, 1996, versus the six months ended June 30, 1995, can be attributed to an increase in expenses which are only partially offset by an increase in rental income.

Rental revenue increased for the six months ended June 30, 1996, as compared to the six months ended June 30, 1995. Pickwick Place Apartments, Hunters Glen-2 Apartments and Hunters Glen-3 Apartments all had an increase in rental income consistent with their increase in occupancy, while Chambers Ridge Apartments and Hunters Glen-1 Apartments had increased rental income due to an increase in rental rates. These increases were only partially offset by a decrease in rental income at Southpointe Apartments due to a decrease in occupancy.

Other income decreased for the three and six months ended June 30, 1996, as compared to the three and six months ended June 30, 1995, due to a decrease in lease cancellation fees and clubhouse revenues at Hunters Glen-2 Apartments, Hunters Glen-3 Apartments and Pickwick Place Apartments. Also, deposit forfeitures decreased at Cooper Point Plaza.

Contributing to the increase in expenses for the six months ended June 30, 1996, as compared to the six months ended June 30, 1995, were increases in maintenance and depreciation expense. Snow removal costs and utility expense both increased as a result of the harsher winter in 1996. Also, Twin Lake Towers Apartments completed a major landscaping project around the lake area on the property. Depreciation expense increased as a result of placing more assets in service subsequent to June 30, 1995. These increases in maintenance and depreciation expense were partially offset by a decrease in general and administrative expense which resulted from decreases in professional fees and cost reimbursements for partnership administration services.

Bad debt expense for the six months ended June 30, 1996, results from an increase in the reserve necessary at Cooper Point Plaza based on a review of tenant accounts receivable. The loss on disposal of assets for the six months ended June 30, 1996, was the result of the replacement of roofs at Twin Lake Towers Apartments that were not yet fully depreciated.

The Partnership has a 44.5% investment in the Princeton Meadows Golf Course Joint Venture. For the six months ended June 30, 1996 and June 30, 1995, the Partnership realized equity in loss of the Joint Venture of $58,000 and $51,000, respectively, as compared to an equity in income of the Joint Venture of $35,000 and $7,000 for the three months ended June 30, 1996, and June 30, 1995, respectively. The increased loss at Princeton Meadows Golf Course can be attributed to an increase in bad debt, insurance and maintenance expense. The environmental issue at the property (See "Note B - Investment in Joint Venture") necessitated a purchase of new insurance. The Partnership also implemented a preventive maintenance program and repairs were made to the cart paths and course. These increases in expenses were offset by an increase in revenues. These revenue increases can be attributed to maintenance upgrades at the golf course that have improved the appearance of the property.

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

At June 30, 1996, the Partnership had unrestricted cash of $4,075,000 compared to $3,299,000 at June 30, 1995. Net cash provided by operating activities decreased due to an increased net loss at June 30, 1996 (see discussion above). Net cash used in investing activities decreased due to decreased deposits to restricted escrows offset, in part, by increases in property improvements and replacements and advances to the Joint Venture during the six months ended June 30, 1996. In conjunction with the refinancings of the debt secured by Pickwick Place Apartments and Hunters Glen - 1 Apartments, the Partnership was required to restrict certain funds in an escrow account at the time of the refinancings in 1995. Proceeds from the refinance resulted in cash provided by financing activities for the six months ended June 30, 1995.

The Managing General Partner has been unsuccessful in attempts to refinance the $11,000,000 mortgage indebtedness secured by Southpointe Apartments which matures July 1999 and carries a stated interest rate of 8.59%. This property has increasing maintenance needs yet the cash flow of the property does not support incurring such expenditures to adequately maintain the property. While the mortgage is not in default at June 30, 1996, monthly payments of debt service are usually late as the property rents for the current month are used to pay the prior month's debt service. The lender has indicated that foreclosure of the property will occur if the mortgage goes into default.

The Partnership's primary source of cash is from the operations of its properties and from financing placed on such properties. Cash from these sources is utilized for property operations, capital improvements, and/or repayment of debt. The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Partnership. The Partnership indebtedness amounts to $73,068,000, net of unamortized discounts, with maturity dates ranging from July 1999 to September 2012, at which point $63,821,000 of balloon payments will be due. Future cash distributions will depend on the levels of net cash generated from operations, refinancings and property sales. There were no cash distributions in the six months ended June 30, 1996, or June 30, 1995.



                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

AMIT, a real estate investment trust, made a loan to the Joint Venture in September 1991 in the original amount of $1,280,000, secured by the Joint Venture's real property known as Princeton Meadows Golf Course. AMIT asserted that this loan was recourse by virtue of an amendment purportedly entered into as of November 1, 1992, but which the Partnership and the Joint Venture have been informed and believe were actually executed in December 1992 ("Note Modification"). The Partnership and the Joint Venture have been further informed and believe that the amendment was executed at the direction of Angeles Corporation ("Angeles") by an individual in his purported capacity as an officer of the Managing General Partner of the Partnership and the Joint Venture at a time when such person was not in fact an officer of such entities. Accordingly, the Partnership and the Joint Venture filed Proofs of Claim in the Angeles bankruptcy proceeding with respect to the purported amendment. Additionally, the Partnership and the Joint Venture filed a Proof of Claim in the Angeles Funding Corporation and Angeles Real Estate Corporation bankruptcy proceedings on similar grounds. Both Angeles Funding Corporation and Angeles Real Estate Corporation are affiliates of Angeles. Angeles has agreed to cooperate with the Partnership and the Joint Venture in any action commenced by or against them by AMIT asserting that the original $1,280,000 obligation owed to AMIT is recourse to the Partnership. Angeles further agreed to waive the attorney-client privilege with respect to any information relating to the Note Modification. Accordingly, the Partnership and the Joint Venture withdrew their Proofs of Claim on August 9, 1995. The Partnership continues to have discussions with AMIT regarding resolution of this issue. No agreement has been reached with AMIT at this time.

MAE GP, an affiliate of the Managing General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1.2% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 37% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.2% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 annual meeting in connection with the election of trustees and other matters. MAE has not exerted, and continues to decline to exert, any management control over or participate in the management of AMIT. In addition, Liquidity Assistance, LLC, ("LAC"), an affiliate of the Managing General Partner and an affiliate of Insignia Financial Group, Inc., which provides property management and partnership administration services to the Partnership, owns 63,200 Class A Shares of AMIT. These Class A Shares entitle LAC to vote approximately 1.5% of the total shares.

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

The Managing General Partner is unaware of any other pending or outstanding litigation that is not of a routine nature. The Managing General Partner believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition or operations of the Partnership.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


        a)  Exhibits: Exhibit 27, Financial Data Schedule.

        b)  Reports on Form 8-K:

            None filed during the quarter ended June 30, 1996.


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


                                    Date: August 9, 1996