Form 10QSB
period 1996-09-30
ANGELES PARTNERS XII
filed 1996-11-12
CIK 720392

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


              For the quarterly period ended September 30, 1996


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

                              September 30, 1996

Assets
  Cash and cash equivalents:
     Unrestricted                                                   $     4,469
     Restricted--tenant security deposits                                   988
  Accounts receivable, net of allowance for                                 194
     doubtful accounts of $49
  Escrows for taxes                                                         553
  Restricted escrows                                                      1,782
  Other assets                                                            2,087
  Investment in, and advances of $142 to,
    joint venture                                                           183
  Investment properties:
     Land                                              $    10,341
     Buildings and related personal property                88,303
                                                            98,644
     Less accumulated depreciation                         (54,582)      44,062

                                                                    $    54,318

Liabilities and Partners' Deficit

Liabilities
  Accounts payable                                                  $       364
  Tenant security deposits                                                  924
  Accrued taxes                                                             905
  Other liabilities                                                       1,172
  Mortgage notes payable                                                 72,911

Partners' Deficit
  General partner                                      $      (605)
  Limited partners (44,773 units issued and
       outstanding)                                        (21,353)     (21,958)
                                                                    $    54,318

          See Accompanying Notes to Consolidated Financial Statements


b)                                ANGELES PARTNERS XII

                                STATEMENTS OF OPERATIONS
                                      (Unaudited)
                            (in thousands, except unit data)

                                       Three Months Ended       Nine Months Ended
                                         September 30,            September 30,
                                       1996         1995         1996         1995
Revenues:
  Rental income                     $ 5,003      $ 5,131     $ 15,050     $ 14,973
  Other income                          362          373          935        1,058
      Total revenues                  5,365        5,504       15,985       16,031

Expenses:
  Operating                           1,684        1,602        5,008        4,842
  General and administrative            151           78          422          411
  Maintenance                           662          666        1,618        1,571
  Depreciation                        1,212        1,155        3,583        3,400
  Interest                            1,633        1,668        4,908        4,766
  Property taxes                        548          521        1,557        1,547
  Bad debt expense                       21           77           33          152
      Total expenses                  5,911        5,767       17,129       16,689

Equity in net income (loss) of
  joint venture                          32           43          (26)         (8)

      Net loss                      $  (514)     $  (220)    $ (1,170)    $  (666)

Net loss allocated to
  general partners (1%)             $    (5)     $    (2)    $    (12)    $    (7)
Net loss allocated to
  limited partners (99%)               (509)        (218)      (1,158)       (659)

      Net loss                      $  (514)     $  (220)    $ (1,170)    $  (666)

Net loss per limited
  partnership unit                  $(11.37)     $ (4.85)    $ (25.87)    $(14.72)

          See Accompanying Notes to Consolidated Financial Statements

c)                                 ANGELES PARTNERS XII

                        STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                       (Unaudited)
                             (in thousands, except unit data)

                                    Limited
                                  Partnership   General      Limited
                                      Units     Partners     Partners      Total
Original capital contributions      44,773     $      1      $ 44,773    $ 44,774

Partners' deficit at
  December 31, 1995                 44,773     $   (593)     $(20,195)   $(20,788)

Net loss for the nine months
  ended September 30, 1996                          (12)       (1,158)     (1,170)

Partners' deficit at
  September 30, 1996                44,773    $    (605)    $ (21,353)   $(21,958)

          See Accompanying Notes to Consolidated Financial Statements

d)                               ANGELES PARTNERS XII

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                    (in thousands)


                                                            Nine Months Ended
                                                              September 30,
                                                            1996         1995
Cash flows from operating activities:
  Net loss                                              $  (1,170)    $  (666)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
    Depreciation                                            3,583       3,400
    Amortization of discounts, loan costs, and
      leasing commissions                                     312         295
    Bad debt                                                   33         152
    Loss on disposal of asset                                  22          38
    Equity in net loss of joint venture                        26           8
    Change in accounts:
      Restricted cash                                         (89)        (16)
      Accounts receivable                                     (87)       (183)
      Escrows for taxes                                        46         220
      Other assets                                            (53)       (132)
      Accounts payable                                       (138)       (336)
      Tenant security deposit liabilities                      61           4
      Accrued taxes                                          (111)        (59)
      Other liabilities                                       255         198

      Net cash provided by operating activities             2,690       2,923

Cash flows from investing activities:
  Property improvements and replacements                   (1,128)     (1,198)
  Deposits to restricted escrows                             (105)       (982)
  Withdrawals from restricted escrows                          --          41
  Advances to joint venture                                   (89)         --

      Net cash used in investing activities                (1,322)     (2,139)

Cash flows used in financing activities:
  Payments on mortgage notes payable                         (542)     (5,786)
  Proceeds from refinance                                      --       6,600
  Loan costs                                                   --        (254)

      Net cash (used in) provided by financing
         activities                                          (542)        560

Net increase (decrease) in cash                               826       1,344

Cash and cash equivalents at beginning of period            3,643       2,047

Cash and cash equivalents at end of period              $   4,469     $ 3,391

Supplemental disclosure of cash flow information
  Cash paid for interest                                $   4,620     $ 4,437

          See Accompanying Notes to Consolidated Financial Statements

e)                           ANGELES PARTNERS XII

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in Angeles Partners XII's (the "Partnership") annual report on Form 10-KSB for the fiscal year ended December 31, 1995.

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

The balance sheet of the Joint Venture is summarized as follows:


                                                    September 30, 1996
                                                      (in thousands)
     Assets
     Cash                                              $     232
     Deferred charges and other assets                       169
     Investment properties, net                            1,899
       Total                                           $   2,300

     Liabilities and Partners' Capital
     Note payable to AMIT                              $   1,567
     Other liabilities                                       642
     Partners' capital                                        91
       Total                                           $   2,300


NOTE B - INVESTMENT IN JOINT VENTURE (CONTINUED)

The statements of operations of the Joint Venture are summarized as follows:


                            Three Months Ended           Nine Months Ended
                               September 30,               September 30,
                            1996         1995          1996          1995
                               (in thousands)              (in thousands)

Revenue                   $   568      $   501        $  1,177     $   985
Costs and expenses           (495)        (405)         (1,235)     (1,003)
  Net income (loss)       $    73      $    96        $    (58)    $   (18)


The Partnership's equity interest in the net income and net loss of the Joint Venture for the three and nine months ended September 30, 1996, was approximately $32,000 and $26,000, respectively. The Partnership's equity interest in the net income and net loss of the Joint Venture for the three and nine months ended September 30, 1995, was approximately $43,000 and $8,000, respectively.

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

In November 1995, representatives of the Joint Venture and the New Jersey DEP met and developed a plan of action to clean-up the contamination site at Princeton Meadows Golf Course. The Joint Venture has engaged an engineering firm to conduct consulting and compliance work and a second firm to perform the field work necessary for the clean-up. The Joint Venture has recorded a liability of $199,000 for the costs of the clean-up. The contracts have been executed and work has commenced with the expected completion date to be sometime in late 1996. The Managing General Partner believes the liability recorded is sufficient to cover all costs associated with this incident.


NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement for certain expenses incurred by affiliates on behalf of the Partnership. The following amounts owed to the Managing General Partner and affiliates for the nine month periods ended September 30, 1996 and 1995, were paid or accrued:

                                                 1996        1995
                                                  (in thousands)

      Property management fees                  $777        $768

      Reimbursement for services of
         affiliates                              349         321


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

Angeles Mortgage Investment Trust ("AMIT"), a real estate investment trust, provides financing to the Joint Venture, which is secured by the Joint Venture's sole investment property known as the Princeton Meadows Golf Course, in the amount of $1,567,000 at September 30, 1996. Interest expense on the debt of the Joint Venture was approximately $150,000 and $155,000 for the nine months ended September 30, 1996 and 1995, respectively. Accrued interest was approximately $19,000 at September 30, 1996.

MAE GP Corporation ("MAE GP"), an affiliate of the Managing General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1.2% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 37% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.2% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 annual meeting in connection with the election of trustees and other matters. MAE GP has not exerted, and continues to decline to exert, any management control over or participate in the management of AMIT. In addition, Liquidity Assistance, LLC, ("LAC"), an affiliate of the Managing General Partner and an affiliate of Insignia Financial Group, Inc., which provides property management and partnership administration services to the Partnership, currently owns 87,700 Class A Shares of AMIT. These Class A Shares entitle LAC to vote approximately 2% of the total shares. The number of Class A Shares of AMIT owned by LAC increased from 63,200 shares to 87,700 shares as of October 22, 1996. The voting percentage also increased from 1.5% to 2% over the same period.

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of nine apartment complexes and one commercial complex. The following table sets forth the average occupancy of the properties for each of the nine months ended September 30, 1996 and 1995:

                                                      Average
                                                     Occupancy
Property                                          1996         1995

Briarwood Apartments
  Cedar Rapids, Iowa                               96%         97%

Chambers Ridge Apartments (1)
  Harrisburg, Pennsylvania                         91%         91%

Gateway Gardens Apartments (2)
  Cedar Rapids, Iowa                               94%         97%

Hunters Glen-1 Apartments
  Plainsboro, New Jersey                           94%         94%

Hunters Glen-2 Apartments
  Plainsboro, New Jersey                           95%         95%

Hunters Glen-3 Apartments
  Plainsboro, New Jersey                           95%         94%

Pickwick Place Apartments
  Indianapolis, Indiana                            95%         94%

Southpointe Apartments (3)
  Bedford Heights, Ohio                            82%         85%

Twin Lake Towers Apartments
  Westmont, Illinois                               96%         97%

Cooper Pointe Plaza (4)
  Olympia, Washington                              85%         97%



(1)Chambers Ridge Apartment's occupancy is lower than most of the Partnership's other investment properties due to saturation of the market area in Harrisburg, Pennsylvania.
(2)Gateway Gardens Apartment's decrease in occupancy is due to a decline in employment opportunities in the area.
(3)Southpointe Apartment's low occupancy is due to the poor condition of the property and the upgrading of the tenant base.
(4)Cooper Point Plaza's decrease in occupancy is due to several smaller tenants vacating. The Managing General Partner is changing the tenant mix of this property and is optimistic about its future occupancy. In addition, the Managing General Partner intends to upgrade the exterior of this property in an effort to attract new tenants.


The Partnership generated net losses for the three and nine months ended September 30, 1996, of approximately $514,000 and $1,170,000, respectively, versus net losses for the three and nine months ended September 30, 1995 of approximately $220,000 and $666,000, respectively. The increase in net loss for the nine months ended September 30, 1996, versus the nine months ended September 30, 1995, can be attributed to an increase in expenses which are only partially offset by an increase in rental income.

Rental income increased slightly due to an increase in rental rates for the nine months ended September 30, 1996, as compared to the nine months ended September 30, 1995, despite an overall decrease in occupancy. Hunters Glen - 3 Apartments & Pickwick Place Apartments both had an increase in rental income consistent with their increase in occupancy, while Briarwood Apartments, Chambers Ridge Apartments, Hunters Glen - 1 Apartments and Hunters Glen - 2 Apartments had increased rental income due to an increase in rental rates. These increases were only partially offset by decreases in rental income at Gateway Garden Apartments, Twin Lake Towers Apartments, Cooper Point Plaza, and Southpointe Apartments due to decreases in occupancy.

Other income decreased for the three and nine months ended September 30, 1996, as compared to the three and nine months ended September 30, 1995, primarily due to decreases in lease cancellation fees and clubhouse revenues at Hunters Glen-1, Hunters Glen-2 Apartments, Hunters Glen-3 Apartments, Chambers Ridge Apartments, and Pickwick Place Apartments.

Contributing to the increase in expenses for the nine months ended September 30, 1996, as compared to the nine months ended September 30, 1995, were increases in operating, maintenance, and depreciation expense. Operating expense increased due to increased snow removal costs and utility expense as a result of the harsh winter in 1996. Also, Chambers Ridge Apartments and Pickwick Place Apartments completed interior building upgrades and repairs, which resulted in increased maintenance expense. Depreciation expense increased as a result of placing more assets in service subsequent to September 30, 1995.

Bad debt expense for the nine months ended September 30, 1996, results from an increase in the reserve necessary at Cooper Point Plaza based on a review of tenant accounts receivable. For the nine months ended September 30, 1995, bad debt expense resulted from the write off of tenant receivables at Hunters Glen and Pickwick Place Apartments.

The Partnership has a 44.5% investment in the Princeton Meadows Golf Course Joint Venture. For the nine months ended September 30, 1996, and September 30, 1995, the Partnership realized equity in net loss of the Joint Venture of approximately $26,000 and $8,000, respectively, as compared to an equity in net income of the Joint Venture of $32,000 and $43,000 for the three months ended September 30, 1996, and September 30, 1995, respectively. The increase in net loss at Princeton Meadows Golf Course can be attributed to an increase in advertising, salaries, insurance and maintenance expense. Advertising expense increased as a result of an aggressive advertising campaign and salary expense increased due to the hiring of additional qualified personnel, including a full time golf pro for the course. The environmental issue at the property (See "Note B - Investment in Joint Venture") necessitated a purchase of new insurance. The Partnership also implemented a preventive maintenance program and repairs were made to the cart paths and course. These increases in expenses were only partially offset by an increase in revenues. These revenue increases can be attributed to maintenance upgrades at the golf course that have improved the appearance of the property.

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

At September 30, 1996, the Partnership had unrestricted cash of approximately $4,469,000 compared to approximately $3,391,000 at September 30, 1995. Net cash provided by operating activities decreased due to an increase in net loss for the nine months ended September 30, 1996 (see discussion above). Net cash used in investing activities decreased due to decreased deposits to restricted escrows offset by an increase in advances to the Joint Venture during the nine months ended September 30, 1996. In conjunction with the refinancings of the debt secured by Pickwick Place Apartments and Hunters Glen - 1 Apartments, the Partnership was required to restrict certain funds in an escrow account at the time of the refinancings in 1995. Proceeds from the refinancings resulted in cash provided by financing activities for the nine months ended September 30, 1995. During the nine months ended September 30, 1996, cash flows used in financing activities resulted due to payments made on the mortgage notes payable.

The Managing General Partner has been unsuccessful in attempts to refinance the $11,000,000 mortgage indebtedness secured by Southpointe Apartments which matures July 1999 and carries a stated interest rate of 8.59%. This property has increasing maintenance needs to adequately maintain the property yet the cash flow of the property does not support incurring such expenditures. While the mortgage is not in default at September 30, 1996, monthly payments of debt service are usually late as the property rents for the current month are used to pay the prior month's debt service. The lender has indicated that foreclosure of the property will occur if the mortgage goes into default.

The Partnership has no material capital programs scheduled to be performed in 1996, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations or is received from the capital reserve account.

The Partnership's primary source of cash is from the operations of its properties and from financing placed on such properties. Cash from these sources is utilized for property operations, capital improvements, and/or repayment of debt. The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Partnership. The Partnership indebtedness amounts to approximately $72,911,000, net of unamortized discounts, with maturity dates ranging from July 1999 to September 2012, at which point $63,821,000 of balloon payments will be due. Future cash distributions will depend on the levels of net cash generated from operations, refinancings and property sales. There were no cash distributions in the nine months ended September 30, 1996, or September 30, 1995.


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


MAE GP, an affiliate of the Managing General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1.2% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 37% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.2% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 annual meeting in connection with the election of trustees and other matters. MAE has not exerted, and continues to decline to exert, any management control over or participate in the management of AMIT. In addition, Liquidity Assistance, LLC, ("LAC"), an affiliate of the Managing General Partner and an affiliate of Insignia Financial Group, Inc., which provides property management and partnership administration services to the Partnership, currently owns 87,700 Class A Shares of AMIT. These Class A Shares entitle LAC to vote approximately 2% of the total shares. The number of Class A Shares of AMIT owned by LAC increased from 63,200 shares on September 30, 1996, to 87,700 shares as of October 22, 1996. The voting percentage also increased from 1.5% to 2% over the same period.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      a)    Exhibits:

            Exhibit 27, Financial Data Schedule.

      b)    Reports on Form 8-K:

            None filed during the quarter ended September 30, 1996.



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

                              Date: November 12, 1996