Form 10KSB
period 1996-12-31
ANGELES PARTNERS XII
filed 1997-03-25
CIK 720392

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB
(Mark One)

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

                 For the fiscal year ended December 31, 1996
                                      or
[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from        to

                         Commission file number 0-13309

                              ANGELES PARTNERS XII

California                                                       95-3903623
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

One Insignia Financial Plaza, P.O. Box 1089
  Greenville, South Carolina                                           29602
(Address of principal executive offices)                            (Zip Code)

                  Issuer's telephone number   (864)  239-1000

         Securities registered under Section 12(b) of the Exchange Act:
                                      None
         Securities registered under Section 12(g) of the Exchange Act:

                           Limited Partnership Units

                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes []

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[]

State issuer's revenues for its most recent fiscal year.  $21,321,000

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

The Partnership has no full time employees. The Managing General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. Limited Partners and Non-Managing General Partners have no right to participate in the management or conduct of such business and affairs. Insignia Residential Group, L.P. provides day-to-day management to all of the Partnership's investment properties.

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

A further description of the Partnership's business is included in "Management's Discussion and Analysis or Plan of Operation" included in "Item 6." of this Form 10-KSB.

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

Chambers Ridge Apartments       07/26/84  Fee ownership subject to     Apartment
 Harrisburg, PA                           first and second mortgages   324 units

Cooper Point Plaza              12/14/84  Fee ownership subject to     Retail Center
 Olympia, Washington                      a first mortgage             103,473 sq.ft.

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

Hunters Glen Apartments - VI    01/31/85  Fee ownership subject to     Apartment
 Plainsboro, New Jersey                   first and second mortgages   328 units

Pickwick Place Apartments       05/11/84  Fee ownership subject to     Apartment
 Indianapolis, Indiana                    a first mortgage             336 units

Southpointe Apartments          06/12/85  Fee ownership subject to     Apartment
 Bedford Heights, Ohio                    a first mortgage             499 units

Twin Lake Towers Apartments     03/30/84  Fee ownership subject to     Apartment
 Westmont, Illinois                       first and second mortgages   399 units

The Partnership also has a 44.5% interest in Princeton Golf Course Joint Venture ("Joint Venture"). The Partnership entered into a General Partnership Agreement with Angeles Income Properties, Ltd. II and Angeles Partners XI, both California partnerships and affiliates of the Managing General Partner, to form the Joint Venture. The property owned by the Joint Venture, as of December 31, 1996, is summarized as follows:

                            Date of
        Property            Purchase        Type of Ownership         Use

Princeton Meadows                       Fee ownership subject to   Golf Course
  Golf Course             07/26/91      a first mortgage
  Princeton, New Jersey

The Joint Venture is carried on Angeles Partners XII's balance sheet on the equity method of accounting and is included in "Investment in joint venture".

Schedule of Properties:
(dollar amounts in thousands)

                              Gross
                             Carrying   Accumulated                    Federal
         Property             Value     Depreciation   Rate   Method  Tax Basis

Briarwood Apartments       $   1,785   $   1,035    5-40 yrs  (1)    $     733
Chambers Ridge Apartments      9,517       5,855    5-40 yrs  (1)        3,516
Cooper Point Plaza             8,880       4,671    5-40 yrs  (1)        5,146
Gateway Gardens Apartments     7,337       4,485    5-40 yrs  (1)        2,486
Hunters Glen Apartments-IV    11,072       5,716    5-40 yrs  (1)        4,861
Hunters Glen Apartments-V     12,883       6,693    5-40 yrs  (1)        5,604
Hunters Glen Apartments-VI    13,872       7,235    5-40 yrs  (1)        5,959
Pickwick Place Apartments      8,976       4,998    5-40 yrs  (1)        3,741
Southpointe Apartments         9,889       5,951    5-40 yrs  (1)        3,489
Twin Lake Towers Apartments   14,954       9,172    5-40 yrs  (1)        4,696

                           $  99,165   $  55,811                     $  40,231


(1)   Straight line and accelerated

See "Note A" of the financial statements included in "Item 7." for a description of the Partnership's depreciation policy.


SCHEDULE OF MORTGAGES:
(dollar amounts in thousands)

                             Principal                                Principal
                            Balance At                                 Balance
                           December 31,  Interest  Period   Maturity   Due At
          Property             1996        Rate   Amortized   Date    Maturity

Briarwood Apartments
  1st mortgage             $   1,578     7.83%   28.67 yrs  10/2003  $   1,404
  2nd mortgage                    50     7.83%       (1)    10/2003         50
Chambers Ridge Apartments
  1st mortgage                 5,450     7.83%   28.67 yrs  10/2003      4,849
  2nd mortgage                   174     7.83%       (1)    10/2003        174
Cooper Point Plaza
  1st mortgage                 4,135     10.5%   28 yrs     09/2012         43
Gateway Gardens Apartments
  1st mortgage                 6,358     7.83%   28.67 yrs  10/2003      5,657
  2nd mortgage                   203     7.83%       (1)    10/2003        203
Hunters Glen Apartments-IV
  1st mortgage                 8,418     8.43%   28.67 yrs  10/2003      7,787
Hunters Glen Apartments-V
  1st mortgage                 8,900     7.83%   28.67 yrs  10/2003      7,920
  2nd mortgage                   285     7.83%       (1)    10/2003        285
Hunters Glen Apartments-VI
  1st mortgage                 9,263     7.83%   28.67 yrs  10/2003      8,243
  2nd mortgage                   297     7.83%       (1)    10/2003        297
Pickwick Place Apartments
  1st mortgage                 6,513      9.1%   28 yrs     05/2005      5,775
Southpointe Apartments
 1st mortgage                 11,000     8.59%       (1)    07/1999     11,000
Twin Lake Towers Apartments
 1st mortgage                 10,995     7.83%   28.67 yrs  10/2003      9,782
 2nd mortgage                    352     7.83%       (1)    10/2003        352
                              73,971                                 $  63,821
Less unamortized discounts    (1,215)

                           $  72,756

(1) Interest only payments.

Average annual rental rate and occupancy for 1996 and 1995 for each property:


                                      Average Annual           Average Annual
                                       Rental Rates              Occupancy
Property                             1996          1995         1996     1995

Briarwood Apartments            $6,417/unit   $6,006/unit       95%      97%
Chambers Ridge Apartments (1)    6,846/unit    6,708/unit       89%      92%
Cooper Point Plaza (2)            6.38/s.f.     5.84/s.f.       83%      93%
Gateway Gardens Apartments (3)   6,205/unit    6,048/unit       93%      97%
Hunters Glen Apartments - IV     8,573/unit    8,360/unit       94%      94%
Hunters Glen Apartments - V      8,573/unit    8,365/unit       95%      95%
Hunters Glen Apartments - VI     8,464/unit    8,298/unit       94%      94%
Pickwick Place Apartments        6,468/unit    6,202/unit       95%      95%
Southpointe Apartments (4)       5,535/unit    5,437/unit       80%      85%
Twin Lake Towers Apartments      7,914/unit    7,724/unit       96%      97%

(1) This investment property has been adversely affected by increased rental rates which resulted in decreased rentals and renewals. The Managing General Partner plans to increase rental concessions in order to attract new tenants.
(2) This investment property has been adversely affected by the moving out of several small tenants. The Managing General Partner is in the process of making several spaces "rent ready" and also is working to fill vacant spaces.
(3) This investment property has been adversely affected by an increase in home buying in the area. Also, residents have left due to construction and maintenance work at the property.
(4) This investment property has been adversely affected by an increase in home buying in the area. Also, residents have moved out due to delays in renovations at the property.

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

The following is a schedule of the lease expirations for the Partnership's commercial property for the years 1997-2006 (dollar amounts in thousands):


                       Number of      Square        Annual      % of Gross
                      Expirations      Feet          Rent       Annual Rent

 Cooper Point Plaza
        1997               4          7,454       $   83           9.43%
        1998               2          2,400           24           2.77%
        1999 (1)           1          1,200           14           1.64%
        2000               2         10,727          122          13.93%
        2001               0              0            0              0%
        2002               0              0            0              0%
        2003               0              0            0              0%
        2004               2         32,538          356          40.50%
        2005               0              0            0              0%
        2006               0              0            0              0%

(1) A tenant, whose lease expired on 12/31/96 and is not included in the schedule above, renewed their lease for the period 1/1/97 - 12/31/99 with annual rent of approximately $14,200.

The following schedule reflects information on tenants occupying 10% or more of the leasable square footage for each property:


                               Square Footage    Annual Rent        Lease
                                    Leased     Per Square Foot   Expiration
Cooper Point Plaza

  Nature of Business

  Drug Store                     19,527            7.27          09/30/04

Real estate taxes and rates in 1996 for each property were (dollar amounts in thousands):

                                        1996              1996
                                      Billing             Rate

Briarwood Apartments             $      68*               3.32
Chambers Ridge Apartments              153                1.32
Cooper Point Plaza                      98                1.52
Gateway Gardens Apartments             238*               3.15
Hunters Glen Apartments - 1            261                2.31
Hunters Glen Apartments - 2            282                2.31
Hunters Glen Apartments - 3            286                2.31
Pickwick Place Apartments              209**              7.57
Southpointe Apartments                 231                5.99
Twin Lake Towers Apartments            280**              6.01

*  Represents a fiscal year ending June 30, 1996.
** Estimate for 1996 billing.  Tax bills not yet received.

ITEM 3.    LEGAL PROCEEDINGS

The Registrant is unaware of any pending or outstanding litigation that is not of a routine nature. Management of the Registrant believes that all such routine matters are adequately covered by insurance and will be resolved without a material adverse effect upon the Partnership's financial condition, results of operation, or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Unit holders of the Partnership did not vote on any matter during the fourth quarter of the fiscal year covered by this report.


                                      PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

The Partnership, a publicly-held limited partnership, sold 44,773 Limited Partnership Units during its offering period through February 13, 1985. The Partnership currently has 4,133 Limited Partners of record and 44,718 Limited Partnership Units outstanding. During the year, the number of Limited Partnership Units decreased by 55 units due to limited partners abandoning their Units. In abandoning his or her Limited Partnership Unit, a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. There is no intention to sell additional Limited Partnership Units nor is there an established market for these units.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

The Partnership's net loss for the year ended December 31, 1996, was $1,802,000, versus a net loss for the year ended December 31, 1995, of $1,496,000. The increase in net loss for the year ended December 31, 1996, versus the year ended December 31, 1995, can be attributed to an increase in expenses which are only partially offset by an increase in rental income.

Rental income increased slightly due to an increase in rental rates for the year ended December 31, 1996, as compared to the year ended December 31, 1995, despite an overall decrease in occupancy. Hunters Glen Apartments - IV, Hunters Glen Apartments - V, Hunters Glen Apartments - VI, Briarwood Apartments, Twin Lake Towers Apartments, & Pickwick Place Apartments had increased rental income due to an increase in rental rates. These increases were only partially offset by decreases in rental income at Gateway Garden Apartments, Chambers Ridge Apartments, Cooper Point Plaza, and Southpointe Apartments due to decreases in occupancy.

Contributing to the increase in expenses for the year ended December 31, 1996, as compared to the year ended December 31, 1995, were increases in operating and depreciation expense. Operating expense increased due to increased snow removal costs and utility expense as a result of the harsh winter in 1996. Depreciation expense increased as a result of placing more assets in service in 1995. The refinancings of Pickwick Place Apartments and Hunters Glen Apartments - IV required that certain renovations be made to these investment properties. In 1996, a full year of depreciation was taken on these assets versus only a half year in 1995.

Bad debt expense for the year ended December 31, 1996, results from an increase in the reserve necessary at Cooper Point Plaza and Southpointe Apartments based on a review of tenant accounts receivable.

The Partnership has a 44.5% investment in the Princeton Meadows Golf Course Joint Venture. For the year ended December 31, 1996, and December 31, 1995, the Partnership realized equity in loss of the Joint Venture of $67,000 as compared to an equity in loss of the Joint Venture of $140,000, respectively. The decrease in loss at Princeton Meadows Golf Course can be attributed to an increase in revenue. These revenue increases can be attributed to maintenance upgrades at the golf course that have improved the appearance of the property. The increase in expense can be attributed to the purchase of liability insurance necessitated by the environmental issue at the property (see "Note F"). Also, advertising expense increased as a result of an aggressive advertising campaign and salary expense increased due to the hiring of additional personnel, including a full time golf pro for the course. The Partnership also implemented a preventive maintenance program and repairs were made to the cart paths and course.

Included in operating expense is approximately $468,000 of major repairs and maintenance comprised mainly of interior and exterior building improvements, exterior painting, swimming pool and parking lot repairs, and major landscaping.

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

CAPITAL RESOURCES AND LIQUIDITY

At December 31, 1996, the Partnership had unrestricted cash of $4,827,000 compared to unrestricted cash of $3,643,000 at December 31, 1995. Net cash provided by operating activities decreased due to an increase in accounts receivable and escrows for taxes and a decrease in other liabilities. This was partially offset by an increase in accounts payable. Net cash used in investing activities decreased due to a decrease in the amount used for property improvements and replacements during 1996. Also, net cash used in investing activities decreased due to decreased deposits to restricted escrows. In conjunction with the refinancings of the debt secured by Pickwick Place Apartments and Hunters Glen Apartments - IV, the Partnership was required to restrict certain funds in an escrow account at the time of the refinancings in 1995. Proceeds from the refinancings resulted in cash provided by financing activities for the year ended December 31, 1995. During the year ended December 31, 1996, cash flows used in financing activities resulted due to payments made on the mortgage notes payable.

The Managing General Partner has been unsuccessful in attempts to refinance the $11,000,000 non-recourse mortgage indebtedness secured by Southpointe Apartments which matures in July 1999 and carries a stated interest rate of 8.59%. This property has increasing maintenance needs to adequately maintain the property yet the cash flow of the property does not support incurring such expenditures. While the mortgage is not in default at December 31, 1996, monthly payments of debt service are usually late as the property rents for the current month are used to pay the prior month's debt service. The lender has indicated that foreclosure of the property will occur if the mortgage goes into default.

On April 17, 1995, the Partnership refinanced the mortgage encumbering Pickwick Place Apartment. The total mortgage indebtedness, which carried a stated interest rate of 10.5%, was in default since its maturity date in June 1994. The new mortgage indebtedness of $6,600,000 carries a stated interest rate of 9.10% and is being amortized over 28 years with a balloon payment due May 2005. Total capitalized loan costs incurred for the refinancing were $214,000 and are being amortized over the life of the loan.

On August 7, 1995, the Partnership refinanced the mortgage encumbering Hunters Glen Apartments - IV . The total mortgage indebtedness, which carried a variable interest rate based on the monthly LIBOR rate plus 2.375% (8.65% at refinancing), was in default since its maturity date in December 1994. The new mortgage indebtedness of $8,500,000 carries a fixed rate of 8.43% with a balloon payment due October 15, 2003. Total capitalized loan costs incurred for the refinancing were $79,000 and are being amortized over the life of the loan.

The Partnership's primary source of cash is from the operations of its properties and from financing placed on such properties. Cash from these sources is utilized for property operations, capital improvements, and/or repayment of debt. The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Partnership. The Partnership indebtedness amounts to $72,756,000, net of unamortized discounts, with maturity dates ranging from July 1999 to September 2012, at which point $63,821,000 of balloon payments will be due. Future cash distributions will depend on the levels of net cash generated from operations, refinancings and property sales. There were no cash distributions during the year ended December 31, 1996, or December 31, 1995.


ITEM 7. FINANCIAL STATEMENTS


ANGELES PARTNERS XII


LIST OF FINANCIAL STATEMENTS


 Report of Independent Auditors

 Consolidated Balance Sheet - December 31, 1996

 Consolidated Statements of Operations - Years ended December 31, 1996 and 1995

 Consolidated Statement of Changes in Partners' Deficit - Years ended December
  31, 1996 and 1995

 Consolidated Statements of Cash Flows - Years ended December 31, 1996 and 1995

 Notes to Consolidated Financial Statements



              Report of Ernst & Young LLP, Independent Auditors


The Partners
Angeles Partners XII


We have audited the accompanying consolidated balance sheet of Angeles Partners XII as of December 31, 1996, and the related consolidated statements of operations, changes in partners' deficit and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Angeles Partners XII as of December 31, 1996, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                                /S/ ERNST & YOUNG LLP



Greenville, South Carolina
February 10, 1997


                                ANGELES PARTNERS XII

                             CONSOLIDATED BALANCE SHEET
                          (in thousands, except unit data)
                                  December 31, 1996


Assets
     Cash and cash equivalents:
       Unrestricted                                              $    4,827
       Restricted--tenant security deposits                             923
     Accounts receivable, net of allowance
       for doubtful accounts of $183                                    165
     Escrows for taxes                                                  718
     Restricted escrows                                               1,337
     Other assets                                                     1,963
     Investment in, and advances of $143
       to, joint venture (Note F)                                       143
     Investment properties (Notes B and E):
       Land                                          $    10,341
       Buildings and related personal
          property                                        88,824
                                                          99,165
       Less accumulated depreciation                     (55,811)    43,354

                                                                 $   53,430
Liabilities and Partners' Deficit

Liabilities
     Accounts payable                                            $      593
     Tenant security deposits                                           923
     Accrued taxes                                                    1,032
     Other liabilities                                                  716
     Mortgage notes payable (Notes B and E)                          72,756

Partners' Deficit
     General partners                                $      (611)
     Limited partners (44,718 units issued and
       outstanding)                                      (21,979)   (22,590)

                                                                 $   53,430


          See Accompanying Notes to Consolidated Financial Statements

                              ANGELES PARTNERS XII

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)


                                                    Years Ended December 31,
                                                        1996          1995
Revenues:
  Rental income                                    $   20,001     $   19,727
  Other income                                          1,320          1,341
    Total revenues                                     21,321         21,068

Expenses:
  Operating                                             6,680          6,510
  General and administrative                              551            568
  Maintenance                                           2,220          2,149
  Depreciation                                          4,811          4,574
  Interest                                              6,538          6,563
  Property taxes                                        2,089          2,067
  Bad debt expense (recovery), net                        167             (7)
    Total expenses                                     23,056         22,424

  Equity in loss of joint
    venture (Note F)                                      (67)          (140)

    Net loss                                       $   (1,802)    $   (1,496)

  Net loss allocated to general
    partners (1%)                                  $      (18)    $      (15)
  Net loss allocated to limited
    partners (99%)                                     (1,784)        (1,481)
   Net loss                                        $   (1,802)    $   (1,496)

  Net loss per limited partnership unit            $   (39.85)    $   (33.09)




          See Accompanying Notes to Consolidated Financial Statements

                              ANGELES PARTNERS XII

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                       ( in thousands, except unit data)


                                Limited
                              Partnership  General     Limited
                                 Units     Partners   Partners      Total

Original capital contributions   44,773  $       1  $   44,773   $   44,774

Partners' deficit at
 December 31, 1994               44,773  $    (578) $  (18,714)  $  (19,292)

Net loss for the year
 ended December 31, 1995             --       ( 15)     (1,481)      (1,496)

Partners' deficit at
 December 31, 1995               44,773       (593)    (20,195)     (20,788)

Net loss for the year
 ended December 31, 1996             --        (18)     (1,784)      (1,802)

Abandonment of Limited
 Partnership Units (Note H)         (55)        --          --           --

Partners' deficit at
 December 31, 1996               44,718  $    (611) $  (21,979)  $  (22,590)

               See Accompanying Notes to Consolidated Financial Statements

                                   ANGELES PARTNERS XII

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (in thousands)

                                                     Years Ended December 31,
                                                       1996          1995
Cash flows from operating activities:
 Net loss                                          $  (1,802)   $  (1,496)
 Adjustments to reconcile net loss to
   net cash provided by operating activities:
   Depreciation                                        4,811        4,574
   Amortization of discounts, loan costs, and
       leasing commissions                               415          398
   Bad debt expense (recovery), net                      167           (7)
   Equity in loss of joint venture                        67          140
 Change in accounts:
   Restricted cash                                       (25)         (17)
   Accounts receivable                                  (192)          --
   Escrows for taxes                                    (119)          96
   Other assets                                           17           --
   Accounts payable                                       91         (234)
   Tenant security deposit liabilities                    60          (17)
   Accrued taxes                                          16           64
   Other liabilities                                    (201)         289

       Net cash provided by operating
        activities:                                    3,305        3,790

Cash flows from investing activities:
 Property improvements and replacements               (1,648)      (2,144)
 Deposits to restricted escrows                         (142)      (1,016)
 Advances to joint venture                               (89)          --
 Withdrawals from restricted escrows                     482          623

       Net cash used in investing activities          (1,397)      (2,537)

Cash flows from financing activities:
 Payments on mortgage notes payable                     (724)      (5,964)
 Proceeds from refinance                                  --        6,600
 Loan costs                                               --         (293)
       Net cash (used in) provided by
        financing activities                            (724)         343

Net increase in cash and cash equivalents              1,184        1,596
Unrestricted cash and cash equivalents at
  beginning of year                                    3,643        2,047
Unrestricted cash and cash equivalents at
  end of year                                      $   4,827    $   3,643
Supplemental disclosure of cash flow
 information
 Cash paid for interest                            $   6,093    $   5,965

          See Accompanying Notes to Consolidated Financial Statements


                                ANGELES PARTNERS XII

                     Notes to Consolidated Financial Statements

                                 December 31, 1996

NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization: Angeles Partners XII (the "Partnership" or "Registrant") is a California limited partnership organized on May 26, 1983, to acquire and operate residential and commercial real estate properties. The Partnership's Managing General Partner is Angeles Realty Corporation II ("ARC II"), an affiliate of Insignia Financial Group, Inc. As of December 31, 1996, the Partnership operates nine residential properties and one commercial property in or near major urban areas in the United States and owns a general partner interest in a golf course.

Principles of Consolidation: The financial statements include the accounts of the Partnership and its majority owned partnerships. All significant interpartnership balances have been eliminated. Minority interest is immaterial and not shown separately in the financial statements.

Unrestricted Cash and Cash Equivalents: The Partnership considers all highly liquid investments with a maturity when purchased of three months or less to be cash equivalents. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Restricted Cash - Tenant Security Deposits: The Partnership requires security deposits from all apartment lessees for the duration of the lease and considers the deposits to be restricted cash. Deposits are refunded when the tenant vacates the apartment if there has been no damage to the unit.

Loan Costs: Loan costs of $2,719,000 are included in "Other assets" on the balance sheet and are being amortized on a straight-line basis over the life of the loans. Accumulated amortization is $1,069,000 at December 31, 1996, and is also included in "Other assets" on the balance sheet.

Restricted escrows:

     CAPITAL IMPROVEMENT - At the time of the refinancings of the mortgages encumbering Briarwood Apartments, Chambers Ridge Apartments, Gateway Gardens Apartments, Hunters Glen Apartments and Twin Lake Towers Apartments, $1,610,000 of the proceeds were designated for "Capital Improvement Escrows" for certain capital improvements. The balance in the Capital Improvement Escrows at December 31, 1996, is $416,000.

     REPLACEMENT RESERVE - In conjunction with the refinancing of the mortgage encumbering Pickwick Place Apartments on April 17, 1995, a replacement reserve was established to fund certain nonrecurring costs for interior and exterior capital improvements at the property. The balance in this escrow account is $166,000 at December 31, 1996.

     GENERAL - In addition to the Capital Improvement Escrows, General Escrow Accounts of $711,000 were established in conjunction with the refinancings. These funds were established to make necessary repairs and replacements of existing improvements, debt service, out-of-pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. The Partnership is required to deposit net operating income (as defined in the mortgage note) from the refinanced properties to the General Escrow Accounts until the reserve account equals $400 per apartment unit or $808,000. The balance in the General Escrow Accounts at December 31, 1996, is $755,000.

Joint Venture: The Partnership accounts for its 44.5% investment in Princeton Meadows Golf Course Joint Venture ("Joint Venture") using the equity method of accounting (see "Note F"). Under the equity method, the Partnership records its equity interest in earnings or losses of the Joint Venture; however, the investment in the Joint Venture will be recorded at an amount less than zero (a liability) to the extent of the Partnership's share of net liabilities of the Joint Venture.

Investment Properties: Prior to the fourth quarter of 1995, investment properties were carried at the lower of cost or estimated fair value, which was determined using the higher of the property's non-recourse debt amount, when applicable, or the net operating income of the investment property capitalized at a rate deemed reasonable for the type of property. During the fourth quarter of 1995 the Partnership adopted "FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The effect of adoption was not material.

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

Fair Value: In 1995, the Partnership implemented "Statement of Financial Accounting Standards No. 107, Disclosure about Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The carrying amount of the Partnership's cash and cash equivalents approximates fair value due to short-term maturities. The Partnership estimates the fair value of its fixed rate mortgage by discounted cash flow analysis, based on estimated borrowing rates currently available to the Partnership (see "Note B").

Reclassifications: Certain reclassifications have been made to the 1995 balances to conform to the 1996 presentation.


NOTE B - MORTGAGE NOTES PAYABLE

The principal terms of mortgage notes payable are as follows:

(dollar amounts in thousands)

                             Monthly                    Principal   Principal
                             Payment    Stated           Balance   Balance At
                            Including  Interest Maturity  Due At  December 31,
         Property            Interest    Rate     Date   Maturity     1996

Briarwood Apartments
  1st mortgage              $   12     7.83%   10/2003  $   1,404 $   1,578
  2nd mortgage                  (1)    7.83%   10/2003         50        50
Chambers Ridge Apartments
  1st mortgage                  41     7.83%   10/2003      4,849     5,450
  2nd mortgage                   1     7.83%   10/2003        174       174
Cooper Point Plaza
  1st mortgage                  45     10.5%   09/2012         43     4,135
Gateway Gardens Apartments
  1st mortgage                  48     7.83%   10/2003      5,657     6,358
  2nd mortgage                   1     7.83%   10/2003        203       203
Hunters Glen Apartments-IV
  1st mortgage                  65     8.43%   10/2003      7,787     8,418
Hunters Glen Apartments-V
  1st mortgage                  67     7.83%   10/2003      7,920     8,900
  2nd mortgage                   2     7.83%   10/2003        285       285
Hunters Glen Apartments-VI
  1st mortgage                  70     7.83%   10/2003      8,243     9,263
  2nd mortgage                   2     7.83%   10/2003        297       297
Pickwick Place Apartments
  1st mortgage                  54      9.1%   05/2005      5,775     6,513
Southpointe Apartments
  1st mortgage                  79     8.59%   07/1999     11,000    11,000
Twin Lake Towers Apartments
  1st mortgage                  83     7.83%   10/2003      9,782    10,995
  2nd mortgage                   2     7.83%   10/2003        352       352
                                                                     73,971
Less unamortized
 discounts at a
 rate of 8.13%                                                       (1,215)

     Total                  $  572                      $  63,821 $  72,756


(1) Monthly payment is less than $1000

The mortgage notes payable are nonrecourse and are secured by pledge of certain of the Partnership's rental properties and by pledge of revenues from the respective rental properties. Certain of the notes impose prepayment penalties if repaid prior to maturity.

The estimated fair value of the Partnership's aggregate mortgage notes payable is approximately $64,967,000 (excluding Southpointe) as compared to the carrying value of $62,971,000 (excluding Southpointe). This estimate is not necessarily indicative of the amounts the Partnership may pay in actual market transactions. The Managing General Partner believes that it is not appropriate to use the Partnership's incremental borrowing rate for the mortgage secured by Southpointe Apartments since there are currently no markets in which the Partnership could obtain similar financing. Therefore, the Managing General Partner considers estimation of fair value for this note to be impractical.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 1996, are as follows (in thousands):


                 1997                  $      792
                 1998                         861
                 1999                      11,936
                 2000                       1,018
                 2001                       1,106
              Thereafter                   58,258

                                       $   73,971


On April 17, 1995, the Partnership refinanced the mortgage encumbering Pickwick Place Apartments. The total mortgage indebtedness, which carried a stated interest rate of 10.5%, was in default since its maturity date in June 1994. The new mortgage indebtedness of $6,600,000 carries a stated interest rate of 9.10% and is being amortized over 28 years with a balloon payment due May 2005. Total capitalized loan costs incurred in 1995 for the refinancing were $214,000 and are being amortized over the life of the loan.

On August 7, 1995, the Partnership refinanced the mortgage encumbering Hunters Glen Apartments IV. The total mortgage indebtedness which carried a variable interest rate based on the monthly LIBOR rate plus 2.375% (8.65% at refinancing) was in default since its maturity date in December 1994. The new mortgage indebtedness of $8,500,000 carries a fixed rate of 8.43% with a balloon payment due October 15, 2003. Total capitalized loan costs incurred for the refinancing were $79,000 and are being amortized over the life of the loan.


NOTE C - INCOME TAXES

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

Differences between the net loss as reported and Federal taxable loss result primarily from discounts on mortgage notes payable and depreciation over different methods and lives and on differing cost basis of investment properties. The following is a reconciliation of reported net loss and Federal taxable loss:


                                         1996              1995
                                     (in thousands, except unit data)

Net loss as reported                 $  (1,802)       $  (1,496)
Add (deduct):
     Depreciation differences              566              311
     Unearned income                      (197)             (74)
     Discounts on mortgage
        notes payable                       19               13
     Other                                  40               17

Federal taxable loss                 $  (1,374)       $  (1,229)

Federal taxable loss per
     limited partnership unit        $  (30.42)       $  (27.17)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):


     Net liabilities                            $   (22,590)
     Land and buildings                               8,669
     Accumulated depreciation                       (11,792)
     Syndication and distribution costs               6,093
     Other                                               93

     Net liabilities - Federal tax basis        $   (19,527)


NOTE D - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts owed to the Managing General Partner and affiliates for the twelve month periods ended December 31, 1996 and 1995, were paid or accrued:

                                                   1996            1995
                                                     (in thousands)

Property management fees                     $   1,033       $   1,032
Reimbursement for services of affiliates,
 including $33,000 of construction
 service reimbursements (included in
 maintenance expense)                              453             443

The Partnership insures its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which were later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

Angeles Mortgage Investment Trust ("AMIT"), a real estate investment trust, provides financing to the Joint Venture which is secured by the Joint Venture's investment property known as the Princeton Meadows Golf Course, in the amount of $1,567,000 at December 31, 1996. Total interest expense was $200,000 and $203,000 for the years ended December 31, 1996 and 1995, respectively.

MAE GP Corporation ("MAE GP"), an affiliate of the Managing General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 39% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.3% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 and 1996 annual meetings in connection with the election of trustees and other matters. MAE has not exerted, and continues to decline to exert, any management control over or participate in the management of AMIT. In addition, Liquidity Assistance, LLC, ("LAC"), an affiliate of the Managing General Partner and an affiliate of Insignia Financial Group, Inc. ("Insignia"), which provides property management and partnership administration services to the Partnership, owns 126,500 Class A Shares of AMIT at December 31, 1996. As of February 1, 1997, the number of shares owned by LAC decreased to 96,800. These Class A Shares entitle LAC to vote approximately 2.2% of the total shares. In addition, Insignia has engaged and continues to engage in discussions with AMIT regarding various potential business combinations with affiliates of Insignia.

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


NOTE E - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION


                                       Initial Cost
                                       To Partnership
                                       (in thousands)
                                                                   Cost
                                                   Buildings   Capitalized
                                                  and Related   (Removed)
                                                    Personal  Net Subsequent
Description                 Encumbrances   Land     Property  to Acquisition

Investment Properties
Briarwood Apartments       $   1,628    $     136   $   1,409  $      240
Chambers Ridge Apartments      5,624          527       7,823       1,167
Cooper Point Plaza             4,135        1,689       5,319       1,872
Gateway Gardens Apartments     6,561          255       6,206         876
Hunters Glen Apartments-IV     8,418        1,552       8,324       1,196
Hunters Glen Apartments-V      9,185        1,820       9,759       1,304
Hunters Glen Apartments-VI     9,560        1,981      10,620       1,271
Pickwick Place Apartments      6,513          603       6,552       1,821
Southpointe Apartments        11,000          663       8,616         610
Twin Lake Towers Apartments   11,347        1,115      12,806       1,033

   Totals                  $  73,971    $  10,341   $  77,434  $   11,390


                          Gross Amount At Which Carried
                              At December 31, 1996
                                  (in thousands)

                                         Buildings
                                        And Related
                                         Personal             Accumulated    Date    Depreciable
        Description             Land     Property    Total   Depreciation  Acquired  Life-Years
Briarwood Apartments        $     136  $   1,649   $  1,785  $    1,035   06/25/85      10-20
Chambers Ridge Apartments         527      8,990      9,517       5,855   07/26/84      10-20
Cooper Point Plaza              1,689      7,191      8,880       4,671   12/14/84      10-20
Gateway Gardens Apartments        255      7,082      7,337       4,485   12/21/84      10-20
Hunters Glen Apartments - IV    1,552      9,520     11,072       5,716   01/31/85      10-40
Hunters Glen Apartments - V     1,820     11,063     12,883       6,693   01/31/85      10-40
Hunters Glen Apartments - VI    1,981     11,891     13,872       7,235   01/31/85      10-40
Pickwick Place Apartments         603      8,373      8,976       4,998   05/11/84      10-20
Southpointe Apartments            663      9,226      9,889       5,951   06/12/85      10-20
Twin Lake Towers Apartments     1,115     13,839     14,954       9,172   03/30/84      10-20

   Totals                   $  10,341  $  88,824   $ 99,165   $  55,811

The depreciable lives included above are for the buildings and components. The depreciable lives for related personal property are for 5 to 7 years.

Reconciliation of "Investment Properties and Accumulated Depreciation:


                                             Year Ended December 31,
                                               1996            1995
                                                 (in thousands)

Investment Properties

Balance at beginning of year               $   97,572      $   95,576
   Property improvements                        1,648           2,144
   Disposal of assets                             (55)           (148)

Balance at end of year                     $   99,165      $   97,572

Accumulated Depreciation

Balance at beginning of year               $   51,033      $   46,563
   Additions charged to expense                 4,811           4,574
   Disposal of assets                             (33)           (104)

Balance at end of year                     $   55,811      $   51,033


The aggregate cost of the real estate for Federal income tax purposes at December 31, 1996 and 1995, is $107,834,000 and $106,169,000 respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1996 and 1995, is $67,603,000 and $63,357,000, respectively.

NOTE F - INVESTMENT IN JOINT VENTURE

Condensed balance sheet information of the Joint Venture at December 31, 1996, is as follows:


                                           December 31,
                                              1996
                                         (in thousands)
Assets
Cash                                         $    76
Deferred charges and other assets                124
Investment properties, net                     1,894
   Total                                     $ 2,094

Liabilities and Partners' Capital
Note payable to AMIT (Note D)                $ 1,567
Other liabilities                                527
Partners' capital                                 --
                                             $ 2,094


The condensed statements of operations of the Joint Venture for the years ended December 31, 1996 and 1995, are summarized as follows:


                                          December 31,
                                      1996           1995
                                        (in thousands)

Revenue                          $   1,417      $   1,158
Costs and expenses                  (1,567)        (1,472)

   Net loss                      $    (150)     $    (314)


The Partnership's equity interest in the loss of the Joint Venture was $67,000 and $140,000 for the years ended December 31, 1996 and 1995, respectively.

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

In November 1995, representatives of the Joint Venture and the New Jersey DEP met and developed a plan of action to clean-up the contamination site at Princeton Meadows Golf Course. The Joint Venture has engaged an engineering firm to conduct consulting and compliance work and a second firm to perform the field work necessary for the clean-up. The Joint Venture has recorded a liability of $199,000 for the costs of the clean-up. The contracts have been executed and work field is complete with the expected completion date of the compliance work to be sometime in 1997. The Managing General Partner believes the balance of $41,000 in the liability is sufficient to cover all costs associated with this incident.

NOTE G - OPERATING LEASES

Tenants of the commercial property are responsible for their own utilities and maintenance of their space, and payment of their proportionate share of common area maintenance, utilities, insurance and real estate taxes. Tenants are generally not required to pay a security deposit. Bad debt expense has been within the Managing General Partner's expectations.

As of December 31, 1996, the Partnership had minimum future rentals under noncancellable leases with terms ranging from twelve months to ten years (in thousands):


                   1997                      $   641
                   1998                          551
                   1999                          534
                   2000                          475
                   2001                          412
                Thereafter                     1,100
                                             $ 3,713


NOTE H - ABANDONED LIMITED PARTNERSHIP UNITS

In 1996, the number of Limited Partnership Units decreased by 55 units, due to limited partners abandoning their units. In abandoning his or her Limited Partnership Unit, a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. However, during the year of abandonment, the Limited Partner will still be allocated his or her share of the income or loss. The loss per Limited Partnership Unit in the accompanying Statement of Operations is calculated based on the number of units outstanding at the beginning of the year.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURES

There were no disagreements with Ernst & Young, LLP regarding the 1996 or 1995 audits of the Partnership's financial statements.


                                      PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The names of the directors and executive officers of Angeles Realty Corporation II ("ARC II"), the Partnership's Managing General Partner as of December 31, 1996, their ages and the nature of all positions with ARC II presently held by them are as follows:

Name                                Age                Position

Carroll D. Vinson                   56                 President, Director

Robert D. Long, Jr.                 29                 Controller and Principal
                                                       Accounting Officer

William H. Jarrard, Jr.             50                 Vice President

John K. Lines, Esq.                 37                 Vice President and
                                                       Secretary

Kelley M. Buechler                  39                 Assistant Secretary

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

William H. Jarrard, Jr. has been Managing Director - Partnership Administration of Insignia since January 1991. Mr. Jarrard served as Managing Director - Partnership Administration and Asset Management from July 1994 until January 1996.

John K. Lines, Esq. has been Insignia's General Counsel since June 1994 and General Counsel and Secretary since July 1994. From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Ocwen Financial Corporation in West Palm Beach, Florida. From October 1991 until May 1993, Mr. Lines was a Senior Attorney with Banc One Corporation in Columbus, Ohio. From May 1984 until October 1991, Mr. Lines was employed as an Associate Attorney with Squire Sanders & Dempsey in Columbus, Ohio.

Kelley M. Buechler is Assistant Secretary of the General Partner and has served as Secretary of Insignia since 1991.


ITEM 10.  EXECUTIVE COMPENSATION

No direct form of compensation or remuneration was paid by the Partnership to any officer or director of ARC II. The Partnership has no plan, nor does the Partnership presently propose a plan, which will result in any remuneration being paid to any officer or director upon termination of employment. However, fees and other payments have been made to the Partnership's Managing General Partner and its affiliates, as described in "Note D" of the Financial Statements included under "Item 7.", which is incorporated herein by reference.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of January 1, 1997, no person owned of record more than 5% of Limited Partnership Units of the Partnership nor was any person known by the Partnership to own of record and beneficially, or beneficially only, more than 5% of such securities.

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

During the year ended December 31, 1996, the transactions that occurred between the Partnership and ARC II and affiliates of ARC II pursuant to the terms of the Agreement are disclosed under "Note D" of the Partnership's Financial Statements included under "Item 7.", which is hereby incorporated by reference.

                                      PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:  See Exhibit Index contained herein.
    (b) No reports on Form 8-K were filed during the fourth quarter of 1996.


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

                          Date:  March 25, 1997



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.


/s/Carroll D. Vinson           President, Director          March 25, 1997
Carroll D. Vinson


/s/Robert D. Long, Jr.         Controller and Principal     March 25, 1997
Robert D. Long, Jr.            Accounting Officer

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

   10.15       Contracts related to refinancing of debt.

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

   27 Financial Data Schedule is filed as an Exhibit to this report.

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