Form 10QSB
period 1997-03-31
ANGELES PARTNERS XII
filed 1997-05-13
CIK 720392

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


                For the quarterly period ended March 31, 1997


[  ]  TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

                For the transition period.........to.........

                        Commission file number 0-13309


                             ANGELES PARTNERS XII
      (Exact name of small business issuer as specified in its charter)


         California                                           95-3903623
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                            Identification No.)

  One Insignia Financial Plaza
   Greenville, South Carolina                                         29602
(Address of principal executive offices)                            (Zip Code)


                                 (864) 239-1000
                          (Issuer's telephone number)


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

                                March 31, 1997

Assets
  Cash and cash equivalents:
    Unrestricted                                                         $   5,102
    Restricted--tenant security deposits                                       939
  Investment in, and advances of $149 to, Joint Venture                        102
  Accounts receivable, net of allowance for doubtful
    accounts of $152                                                           218
  Escrows for taxes                                                            774
  Restricted escrows                                                         1,297
  Other assets                                                               1,931
  Investment properties
     Land                                                     $ 10,341
     Buildings and related personal property                    89,017
                                                                99,358
     Less accumulated depreciation                             (57,028)     42,330
                                                                         $  52,693

Liabilities and Partners' Deficit
Liabilities
  Accounts payable                                                       $     471
  Tenant security deposits                                                     942
  Accrued taxes                                                              1,093
  Other liabilities                                                            697
  Mortgage notes payable, including $11,000,000 in default                  72,592

Partners' Deficit
General partners                                              $   (616)
Limited partners (44,718 units issued
       and outstanding)                                        (22,486)    (23,102)
                                                                         $  52,693

             See Accompanying Notes to Consolidated Financial Statements

b)                              ANGELES PARTNERS XII
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                         (in thousands, except unit data)


                                                       Three Months Ended
                                                            March 31,
                                                        1997           1996
Revenues:
  Rental income                                    $    4,899     $    5,001
  Other income                                            319            313
    Total revenues                                      5,218          5,314

Expenses:
  Operating                                             1,719          1,645
  General and administrative                              142            139
  Maintenance                                             466            506
  Depreciation                                          1,217          1,180
  Interest                                              1,626          1,640
  Property taxes                                          543            509
  Bad debt recovery                                       (30)           (16)
    Total expenses                                      5,683          5,603

Equity in loss of Joint Venture                           (47)           (93)

    Net loss                                       $     (512)    $     (382)

Loss allocated to general
  partners (1%)                                    $       (5)    $       (4)
Loss allocated to limited
  partners (99%)                                         (507)          (378)

    Net loss                                       $     (512)    $     (382)

Net loss per limited partnership unit              $   (11.34)    $    (8.44)

               See Accompanying Notes to Consolidated Financial Statements

c)                                ANGELES PARTNERS XII
                  CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                       (Unaudited)
                             (in thousands, except unit data)

                                     Limited
                                   Partnership     General       Limited
                                      Units       Partners      Partners          Total
Original capital contributions        44,773    $       1    $    44,773    $    44,774

Partners' deficit at
   December 31, 1996                  44,718    $    (611)   $   (21,979)   $   (22,590)

Net loss for the three months
   ended March 31, 1997                   --           (5)          (507)          (512)

Partners' deficit at
   March 31, 1997                     44,718    $    (616)   $   (22,486)   $   (23,102)

          See Accompanying Notes to Consolidated Financial Statements

                                ANGELES PARTNERS XII
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                   (in thousands)

                                                                 Three Months Ended
                                                                     March 31,
                                                                 1997          1996
Cash flows from operating activities:
  Net loss                                                  $    (512)    $    (382)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Depreciation                                                1,217         1,180
    Amortization of discounts, loan costs, and
      leasing commissions                                         104           103
    Bad debt recovery                                             (30)          (16)
    Equity in loss of Joint Venture                                47            93
  Change in accounts:
    Restricted cash                                               (16)          (26)
    Accounts receivable                                           (23)          (51)
    Escrows for taxes                                             (56)         (203)
    Other assets                                                  (44)           12
    Accounts payable                                             (122)          (57)
    Tenant security deposit liabilities                            19            25
    Accrued taxes                                                  61            16
    Other liabilities                                             (19)          (32)

      Net cash provided by operating activities                   626           662

Cash flows from investing activities:
  Property improvements and replacements                         (193)         (263)
  Deposits to restricted escrows                                  (29)          (35)
  Withdrawals from restricted escrows                              69            --
  Advances to Joint Venture                                        (6)          (89)

      Net cash used in investing activities                      (159)         (387)

Cash flows used in financing activities:
  Payments on mortgage notes payable                             (192)         (176)

Net increase in unrestricted cash and cash equivalents            275            99

Unrestricted cash and cash equivalents at
  beginning of period                                           4,827         3,643

Unrestricted cash and cash equivalents at
  end of period                                             $   5,102     $   3,742

Supplemental disclosure of cash flow information:
  Cash paid for interest                                    $   1,529     $   1,544

          See Accompanying Notes to Consolidated Financial Statements

                             ANGELES PARTNERS XII
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in Angeles Partners XII (the "Partnership" or the "Registrant") annual report on Form 10-KSB for the fiscal year ended December 31, 1996.

Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.

NOTE B - INVESTMENT IN JOINT VENTURE

The Partnership owns a 44.5% interest in the Princeton Meadows Golf Course Joint Venture ("Joint Venture"). The Partnership accounts for its interest in the Joint Venture using the equity method of accounting.

The balance sheet of the Joint Venture is summarized as follows:


                                              March 31, 1997
                                              (in thousands)
      Assets
      Cash                                     $     125
      Other assets                                   222
      Investment property, net                     1,889
                                               $   2,236

      Liabilities and Partners' Deficit
      Note payable to AMIT                     $   1,567
      Other liabilities                              775
      Partners' deficit                             (106)
                                               $   2,236

The statements of operations of the Joint Venture are summarized as follows:

                                  Three Months Ended
                                       March 31,
                                  1997           1996
                                     (in thousands)

      Revenue                  $    196       $    115
      Costs and expenses           (302)          (324)

        Net loss               $   (106)      $   (209)

The Partnership's equity interest in the loss of the Joint Venture for the three months ended March 31, 1997, and March 31, 1996, was $47,000 and $93,000,
respectively.

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

In November 1995, representatives of the Joint Venture and the New Jersey DEP met and developed a plan of action to clean-up the contamination site at Princeton Meadows Golf Course. The Joint Venture has engaged an engineering firm to conduct consulting and compliance work and a second firm to perform the field work necessary for the clean-up. The Joint Venture has recorded a liability of $199,000 for the costs of the clean-up. The contracts have been executed and field work has been completed with the expected completion date of the compliance work to be sometime in late 1997. The Managing General Partner believes the balance of $36,000 in the liability is sufficient to cover all costs associated with this incident.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement for certain expenses incurred by affiliates on behalf of the Partnership. The following amounts owed to the Managing General Partner and affiliates for the three months ended March 31, 1997 and 1996, were paid or accrued:

                                                      1997           1996
                                                         (in thousands)

Property management fees                              $252           $253
Reimbursement for services of affiliates               103            104


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

Angeles Mortgage Investment Trust ("AMIT"), a real estate investment trust, provides financing to the Joint Venture, which is secured by the Joint Venture's sole investment property known as the Princeton Meadows Golf Course, in the amount of $1,567,000 at March 31, 1997. Interest expense on the debt secured by the Joint Venture was $49,000 and $52,000 for the three months ended March 31, 1997 and 1996, respectively. Accrued interest was $17,000 at March 31, 1997.

MAE GP Corporation ("MAE GP"), an affiliate of the Managing General Partner, owns 1,675,113 Class B Shares of AMIT. The terms of the Class B Shares provide that they are convertable, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares (however, in connection with the settlement agreement described in the following paragraph, MAE GP has agreed not to convert the Class B Shares so long as AMIT's option is outstanding). These Class B Shares entitle MAE GP to receive 1% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares, providing MAE GP with approximately 39% of the total voting power of AMIT (unless and until converted to Class A Shares, in which case the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.3% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 and 1996 annual meetings in connection with the election of trustees and other matters. MAE GP has not exerted and continues to decline to exert any management control over or participate in the management of AMIT. MAE GP may choose to vote these shares as it deems appropriate in the future. In addition, Insignia Properties, L.P., ("IPLP"), an affiliate of the Managing General Partner and an affiliate of Insignia Financial Group, Inc. ("Insignia"), which provides property management and partnership administration services to the Partnership, owns 96,800 Class A Shares of AMIT at March 31, 1997. These Class A Shares represent approximately 2.2% of the total voting power of AMIT.

As part of a settlement of certain disputes with AMIT, MAE GP granted to AMIT an option to acquire the Class B shares owned by it. This option can be exercised at the end of 10 years or when all loans made by AMIT to partnerships affiliated with MAE GP as of November 9, 1994 (which is the date of execution of a definitive Settlement Agreement) have been paid in full, but in no event prior to November 9, 1997. In connection with such settlement, AMIT delivered to MAE GP cash in the sum of $250,000 at closing (which occurred April 14, 1995) as payment for the option. If and when the option is exercised, AMIT will be required to remit to MAE GP an additional $94,000.

Simultaneously with the execution of the option and as part of the settlement, MAE GP executed an irrevocable proxy in favor of AMIT, the result of which is that MAE GP is permitted to vote the Class B Shares on all matters except those involving transactions between AMIT and MAE GP affiliated borrowers or the election of any MAE GP affiliate as an officer or trustee of AMIT. On those matters, MAE GP is obligated to deliver to the AMIT trustees, in their capacity as trustees of AMIT, proxies with regard to the Class B Shares instructing such trustees to vote said Class B Shares in accordance with the vote of the majority of the Class A Shares voting to be determined without consideration of the votes of "Excess Class A Shares" (as defined in Section 6.13 of the Declaration of Trust of AMIT).

On April 3, 1997, Insignia and AMIT entered into a non-binding agreement in principle contemplating, among other things, a business combination of AMIT and Insignia Properties Trust, an entity owned 98% by Insignia and its affiliates ("IPT"). It is anticipated that the resulting combined entity would be owned approximately 82% by Insignia and its affiliates and 18% by the pre-combination AMIT shareholders (including MAE GP and IPLP). The proposed transaction is contingent upon, among other things, satisfactory review of the business, operations, properties and assets of AMIT and IPT, the negotiation and execution of definitive agreements and the approval of the proposed transaction by the trustees and shareholders of each of AMIT and IPT.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of nine apartment complexes and one commercial complex. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1997 and 1996:

                                                 Average Occupancy
  Property                                        1997       1996
  Briarwood Apartments                             95%        95%
   Cedar Rapids, Iowa
  Chambers Ridge Apartments (1)                    85%        91%
   Harrisburg, Pennsylvania
  Gateway Gardens Apartments (2)                   91%        94%
   Cedar Rapids, Iowa
  Hunters Glen - IV Apartments                     94%        93%
   Plainsboro, New Jersey
  Hunters Glen - V Apartments                      93%        95%
   Plainsboro, New Jersey
  Hunters Glen - VI Apartments                     94%        96%
   Plainsboro, New Jersey
  Pickwick Place Apartments                        93%        95%
   Indianapolis, Indiana
  Southpointe Apartments (3)                       67%        84%
   Bedford Heights, Ohio
  Twin Lake Towers Apartments                      95%        95%
   Westmont, Illinois
  Cooper Point Plaza (4)                           60%        85%
   Olympia, Washington

1)Chambers Ridge Apartments has been adversely affected by increased rental rates, which resulted in decreased rentals and renewals. The Managing General Partner plans to increase rental concessions in order to attract new tenants.

2)Gateway Gardens Apartments has been adversely affected by an increase in home buying in the area. Also, residents have left due to construction and maintenance work at the property.

3)Southpointe Apartment's low occupancy is due to delays in renovations and the poor condition of the property.

4)Cooper Point Plaza has been adversely affected by the moving out of several small tenants. The Managing General Partner is in the process of making several spaces "rent ready" and is also working to fill vacant spaces.

The Partnership incurred a net loss of $512,000 for the three months ended March 31, 1997, as compared to a net loss of $382,000 for the three months ended March 31, 1996. This increase in net loss is due to a slight decrease in rental income and a slight increase in expenses, offset partially by a decrease in equity in loss of the Joint Venture.

Rental revenue has decreased for the three months ended March 31, 1997, as compared to the three months ended March 31, 1996, due to an overall decrease in occupancy for the residential properties. Cooper Point Plaza, the Partnership's only commercial property, also experienced a decrease in occupancy.

Total expenses increased due to increases in operating expense and depreciation expense, partially offset by decreases in maintenance expense and bad debt expense. Operating expenses increased primarily due to an increase in the number of corporate units available at Hunters Glen Apartments - IV, V, and VI. Although these units are very profitable, the expenses associated with operating these units are higher since they are fully furnished and the utilities are included. Also, a significant rate increase resulted in an increase in electricity and gas bills at Twin Lake Towers Apartments. Depreciation expense increased as a result of placing more assets in service in 1996. The decrease in maintenance expense can be attributed to a decrease in major landscaping at Twin Lake Towers Apartments. This property completed a major landscaping project around the lake area at the property during 1996. Bad debt recovery for the three months ended March 31, 1997, results from a reduction of the reserve necessary at Cooper Point Plaza, based on a review of tenant accounts receivable.

The Partnership has a 44.5% investment in the Princeton Meadows Golf Course Joint Venture. For the three months ended March 31, 1997, the Partnership realized equity in loss of the Joint Venture of $47,000, as compared to $93,000 for the three months ended March 31, 1996. The decreased loss at Princeton Meadows Golf Course in 1997 can be attributed to an increase in revenue. These revenue increases are the result of maintenance upgrades at the golf course that have improved the appearance of the property. The completion of these upgrades in 1996 lead to a decrease in expenses for the period ended March 31, 1997.

Included in maintenance expense at March 31, 1997, and March 31, 1996, is $47,000 and $52,000, respectively, of major repairs and maintenance. At March 31, 1997, this is mainly comprised of major landscaping, parking lot repairs, swimming pool repairs and window covering replacements. At March 31, 1996, this is mainly comprised of major landscaping.

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

At March 31, 1997, the Partnership had unrestricted cash and cash equivalents of $5,102,000, compared to $3,742,000 at March 31, 1996. Net cash provided by operating activities remained consistent for the three months ended March 31, 1997, versus the three months ended March 31, 1996. Net cash used in investing activities decreased as a result of decreased property improvements and replacements, decreased advances to the Joint Venture and an increase in withdrawals from restricted escrows during the first three months of 1997. However, the Managing General Partner anticipates making significant capital improvements to its investment properties during 1997. Net cash used in financing activities resulted from principal payments made on the mortgage notes payable for the three months ended March 31, 1997.

The Managing General Partner has been unsuccessful in attempts to refinance the $11,000,000 mortgage indebtedness secured by Southpointe Apartments, which matures July 1999 and carries a stated interest rate of 8.59%. This property has increasing maintenance needs, yet the cash flow of the property does not support incurring such expenditures to adequately maintain the property. Subsequent to March 31, 1997, the mortgage is in default, due to non-payment of the April 1997 debt-service payment. In the past, monthly payments of debt service have usually been late, as the property rents for the current month are used to pay the prior month's debt service. The Managing General Partner is currently in negotiations with the lender regarding this indebtedness, however there can be no assurances that such negotiations will be successful. In February 1997, the tenants at Southpointe Apartments orchestrated a rent strike. The tenants are demanding that until certain capital improvements are made at the property, rents will be held in escrow. The Managing General Partner is negotiating with the attorney for the tenants regarding the tenant complaints.

The Partnership's primary source of cash is from the operations of its properties and from financing placed on such properties. Cash from these sources is utilized for property operations, capital improvements, and/or repayment of debt. The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Partnership. The Partnership indebtedness amounts to $72,592,000, net of unamortized discounts, with maturity dates ranging from July 1999 to September 2012, at which point $63,821,000 of balloon payments will be due. Future cash distributions will depend on the levels of net cash generated from operations, refinancings and property sales. There were no cash distributions during the three months ended March 31, 1997, or March 31, 1996.


                         PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS


The Registrant is unaware of any pending or outstanding litigation that is not of a routine nature. The Registrant believes that all such routine matters are adequately covered by insurance and will be resolved without a material adverse effect upon the Partnership's financial condition, results of operation or liquidity.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


      a)    Exhibits:

            Exhibit 27A is filed as an exhibit to this report.

      b)    Reports on Form 8-K:

            None filed during the three months ended March 31, 1997.


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


                              Date: May 13, 1997