Form 10QSB
period 1997-06-30
ANGELES PARTNERS XII
filed 1997-08-12
CIK 720392

FORM 10-QSB.--QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


                   U.S. Securities and Exchange Commission
                           Washington, D.C.  20549


                                 FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended June 30, 1997

                                      or

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

                                   June 30, 1997


Assets
  Cash and cash equivalents:
     Unrestricted                                                   $   5,504
     Restricted--tenant security deposits                                 941
  Investment in, and advances of $149 to,
     Joint Venture                                                        183
  Accounts receivable, net of allowance for
    doubtful accounts of $126                                             111
  Escrows for taxes                                                       575
  Restricted escrows                                                    1,370
  Other assets                                                          1,956
  Investment properties:
     Land                                              $  10,341
     Buildings and related personal property              89,424
                                                          99,765
     Less accumulated depreciation                       (58,255)      41,510
                                                                    $  52,150

Liabilities and Partners' Deficit
Liabilities
  Accounts payable                                                  $     536
  Tenant security deposits                                                941
  Accrued taxes                                                           917
  Other liabilities                                                     1,027
  Mortgage notes payable, including $11,000 in default                 72,425
Partners' Deficit
  General partners                                     $    (622)
  Limited partners (44,773 units issued and 44,718
    units outstanding)                                   (23,074)     (23,696)

                                                                    $  52,150


            See Accompanying Notes to Consolidated Financial Statements


b)                              ANGELES PARTNERS XII
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)
                          (in thousands, except unit data)

                                       Three Months Ended      Six Months Ended
                                            June 30,               June 30,
                                         1997        1996       1997        1996
Revenues:
  Rental income                      $  5,028    $  5,046   $   9,927  $  10,047
  Other income                            286         260         605        573
      Total revenues                    5,314       5,306      10,532     10,620

Expenses:
  Operating                             1,784       1,657       3,503      3,302
  General and administrative              111         132         253        271
  Maintenance                             695         450       1,161        956
  Depreciation                          1,227       1,191       2,444      2,371
  Interest                              1,696       1,635       3,322      3,275
  Property taxes                          503         500       1,046      1,009
  Bad debt (recovery) expense, net        (27)         28         (57)        12
      Total expenses                    5,989       5,593      11,672     11,196

Equity in income (loss) of
  Joint Venture                            81          35          34        (58)

Loss on disposal of asset                  --         (22)         --        (22)

      Net loss                       $   (594)   $   (274)  $  (1,106) $    (656)

Net loss allocated to
  general partners (1%)              $     (6)   $     (3)  $     (11) $      (7)
Net loss allocated to
  limited partners (99%)                 (588)       (271)     (1,095)      (649)

      Net loss                       $   (594)   $   (274)  $  (1,106) $    (656)

Net loss per limited
partnership unit                     $ (13.15)   $  (6.05)  $  (24.49) $  (14.50)

            See Accompanying Notes to Consolidated Financial Statements

c)                                 ANGELES PARTNERS XII
                  CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                       (Unaudited)

                             (in thousands, except unit data)

                                  Limited
                                Partnership   General       Limited
                                   Units      Partners     Partners       Total
Original capital contributions    44,773     $      1    $  44,773      $  44,774

Partners' deficit at
  December 31, 1996               44,718     $   (611)   $ (21,979)     $ (22,590)

Net loss for the six months
  ended June 30, 1997                 --          (11)      (1,095)        (1,106)

Partners' deficit at
  June 30, 1997                   44,718     $   (622)   $ (23,074)     $ (23,696)

          See Accompanying Notes to Consolidated Financial Statements

d)                              ANGELES PARTNERS XII
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                   (in thousands)


                                                            Six Months Ended
                                                                June 30,
                                                             1997        1996

Cash flows from operating activities:
  Net loss                                               $ (1,106)  $   (656)
  Adjustments to reconcile net loss
    to net cash provided by operating activities:
    Depreciation                                            2,444      2,371
    Amortization of discounts, loan costs,
      and leasing commissions                                 208        207
    Bad debt (recovery) expense, net                          (57)        12
    Loss on disposal of asset                                  --         22
    Equity in (income) loss of Joint Venture                  (34)        58
  Change in accounts:
    Restricted cash                                           (18)       (42)
    Accounts receivable                                       111        (44)
    Escrows for taxes                                         143       (246)
    Other assets                                             (145)        (9)
    Accounts payable                                          (57)      (149)
    Tenant security deposit liabilities                        18         30
    Accrued taxes                                            (115)        --
    Other liabilities                                         311        (16)

         Net cash provided by operating activities          1,703      1,538

Cash flows from investing activities:
  Property improvements and replacements                     (600)      (593)
  Deposits to restricted escrows                             (167)       (67)
  Withdrawals from restricted escrows                         134         --
  Advances to Joint Venture                                    (6)       (89)

         Net cash used in investing activities               (639)      (749)

Cash flows used in financing activities:
  Payments on mortgage notes payable                         (387)      (357)


Net increase in unrestricted cash and cash equivalents        677        432

Unrestricted cash and cash equivalents at
  beginning of period                                       4,827      3,643

Unrestricted cash and cash equivalents at end of period  $  5,504   $  4,075

Supplemental disclosure of cash flow information:
  Cash paid for interest                                 $  2,817   $  3,084
  Property improvements and replacements
    included in accounts payable                         $     --   $    145

          See Accompanying Notes to Consolidated Financial Statements


e)                           ANGELES PARTNERS XII
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Angeles Partners XII (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1996.

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

The balance sheet of the Joint Venture is summarized as follows:


                                              June 30, 1997
                                              (in thousands)
Assets
Cash                                           $   232
Other assets                                       208
Investment property, net                         1,894
  Total                                        $ 2,334

Liabilities and Partners' Capital
Note payable to AMIT                           $ 1,567
Other liabilities                                  690
Partners' capital                                   77
  Total                                        $ 2,334


The statements of operations of the Joint Venture are summarized as follows:


                                  Three Months Ended        Six Months Ended
                                       June 30,                 June 30,
                                    1997         1996       1997        1996
                                    (in thousands)           (in thousands)

Revenues                        $   545       $   494   $   741      $   609
Costs and expenses                 (362)         (416)     (664)        (740)
  Net income (loss)             $   183       $    78   $    77      $  (131)

The Partnership realized equity income of $34,000 and equity loss of $58,000 in the Joint Venture for the six months ended June 30, 1997 and 1996, respectively.

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

In November 1995, representatives of the Joint Venture and the New Jersey DEP met and developed a plan of action to clean-up the contamination site at Princeton Meadows Golf Course. The Joint Venture has engaged an engineering firm to conduct consulting and compliance work and a second firm to perform the field work necessary for the clean-up. The Joint Venture has recorded a liability of $199,000 for the costs of the clean-up. The contracts have been executed and field work has been partially completed, with the expected completion date of the field work to be sometime in late 1997. The Managing General Partner anticipates that the compliance requirements will be satisfied by June 1998.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement for certain expenses incurred by affiliates on behalf of the Partnership. The following amounts owed to the Managing General Partner and affiliates for the six months ended June 30, 1997 and 1996, were paid or accrued:


                                                        1997        1996
                                                         (in thousands)

Property management fees (included in operating
 expenses)                                              $510        $515

Reimbursement for services of affiliates (included
 in general and administrative expenses)                 168         190

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

Angeles Mortgage Investment Trust ("AMIT"), a real estate investment trust, holds a note receivable from the Joint Venture, which is secured by the Joint Venture's sole investment property known as the Princeton Meadows Golf Course, in the amount of $1,567,000 at June 30, 1997. Interest expense on the debt secured by the Joint Venture was $98,000 and $101,000 for the six months ended June 30, 1997 and 1996, respectively.

The Partnership may make advances to the Joint Venture as deemed appropriate by the Managing General Partner. These advances do not bear interest and do not have stated terms of repayment.

MAE GP Corporation ("MAE GP"), an affiliate of the Managing General Partner, owns 1,675,113 Class B Shares of AMIT. The terms of the Class B Shares provide that they are convertable, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares (however, in connection with the settlement agreement described in the following paragraph, MAE GP has agreed not to convert the Class B Shares so long as AMIT's option is outstanding). These Class B Shares entitle MAE GP to receive 1% of the distributions of net cash distributed by AMIT(however, in connection with the settlement agreement described in the following paragraph, MAE GP has agreed to waive it's right to receive dividends and distributions so long as AMIT's option is outstanding). These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares, providing MAE GP with approximately 39% of the total voting power of AMIT (unless and until converted to Class A Shares, in which case the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.3% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 and 1996 annual meetings in connection with the election of trustees and other matters. MAE GP has not exerted and continues to decline to exert any management control over or participate in the management of AMIT. MAE GP may choose to vote these shares as it deems appropriate in the future. In addition, Liquidity Assistance L.L.C., an affiliate of the Managing General Partner and an affiliate of Insignia Financial Group, Inc. ("Insignia"), which provides property management and partnership administration services to the Partnership, owns 96,800 Class A Shares of AMIT at June 30, 1997. These Class A Shares represent approximately 2.2% of the total voting power of AMIT.

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

On April 3, 1997, Insignia and AMIT entered into a non-binding agreement in principle contemplating, among other things, a business combination of AMIT and Insignia Properties Trust, an entity owned 98% by Insignia and its affiliates ("IPT"). On July 18, 1997, IPT, Insignia and MAE GP entered into a definitive merger agreement pursuant to which (subject to shareholder approval and certain other conditions, including the receipt by AMIT of a fairness opinion from its investment bankers) AMIT would be merged with and into IPT, with each Class A Share and Class B Share being converted into 1.625 and 0.0332 common shares of IPT, respectively. The foregoing exchange ratios are subject to adjustment to account for dividends paid by AMIT from January 1, 1997, through the closing date of the merger. It is anticipated that Insignia (and its affiliates) and MAE GP (and its affiliates) would own approximately 55% and 2.4%, respectively, of post-merger IPT when this transaction is consummated.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of nine apartment complexes and one commercial complex. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1997 and 1996:

                                                       Average Occupancy
Property                                                1997         1996
Briarwood Apartments                                    95%          97%
 Cedar Rapids, Iowa
Chambers Ridge Apartments (1)                           89%          91%
 Harrisburg, Pennsylvania
Gateway Gardens Apartments (2)                          91%          93%
 Cedar Rapids, Iowa
Hunters Glen - IV Apartments                            95%          94%
 Plainsboro, New Jersey
Hunters Glen - V Apartments                             94%          96%
 Plainsboro, New Jersey
Hunters Glen - VI Apartments                            95%          95%
 Plainsboro, New Jersey
Pickwick Place Apartments (3)                           92%          95%
 Indianapolis, Indiana
Southpointe Apartments (4)                              65%          82%
 Bedford Heights, Ohio
Twin Lake Towers Apartments                             95%          96%
 Westmont, Illinois
Cooper Point Plaza (5)                                  57%          66%
 Olympia, Washington


1) Chambers Ridge Apartments has been adversely affected by increased rental rates, which resulted in decreased rentals and renewals. The Managing General Partner plans to increase rental concessions in order to attract new tenants.

2) Gateway Gardens Apartments' low occupancy is a result of home buying in the area.

3) The average occupancy of apartment complexes in the Indianapolis area is 90%
   - 92%, therefore occupancy at Pickwick Place Apartments approximates the average.

4) Southpointe Apartment's low occupancy is due to delays in renovations and the poor condition of the property (See discussion below).

5) Cooper Point Plaza has been adversely affected by the moving out of several small tenants. The Managing General Partner is in the process of making several spaces "rent ready" and is also working to fill vacant spaces.

The Partnership incurred a net loss of $594,000 and $1,106,000 for the three and six month periods ended June 30, 1997, as compared to a net loss of $274,000 and $656,000 for the three and six month periods ended June 30, 1996. This increase in net loss for the six month period ended June 30, 1997, is due to a slight decrease in rental income and an increase in expenses, offset only partially by an increase in equity income of the Joint Venture.

Rental revenue has decreased for the six months ended June 30, 1997, as compared to the six months ended June 30, 1996, primarily due to decreases in occupancy at Southpointe Apartments and Cooper Point Plaza, the Partnership's only commercial property.

Total expenses increased due to increases in operating expense and maintenance expense, partially offset by a decrease in bad debt expense. Operating expenses increased primarily due to an increase in the number of corporate units available at Hunters Glen Apartments - IV, V, and VI. Although these units are very profitable, the expenses associated with operating these units are higher since they are fully furnished and the utilities are included. Also, a significant utility rate increase resulted in an increase in gas bills at Twin Lake Towers Apartments. Maintenance expense increased primarily as a result of ongoing improvement projects at Southpointe Apartments, such as major parking lot repairs and electrical work. There was also a major exterior painting project at Gateway Gardens Apartments. The Managing General Partner has been unsuccessful in its attempts to refinance Southpointe Apartment's mortgage indebtedness (see discussion below), therefore, interest is now being accrued at the default rate of 10.59%. This has led to an increase in interest expense on the mortgage debt secured by Southpointe Apartments. Bad debt recovery for the six months ended June 30, 1997, results from a reduction of the reserve necessary at Cooper Point Plaza and Southpointe Apartments, based on a review of their tenant accounts receivable. The $22,000 loss on disposal of assets for the six months ended June 30, 1996, was the result of the replacement of roofs at Twin Lake Towers Apartments that were not fully depreciated.

The Partnership has a 44.5% investment in the Princeton Meadows Golf Course Joint Venture. For the three and six months ended June 30, 1997, the Partnership realized equity in income of the Joint Venture of $81,000 and $34,000, as compared to equity in income and loss of the Joint Venture of $35,000 and $58,000 for the three and six months ended June 30, 1996, respectively. The improved performance of this property can be attributed to an increase in revenue. These revenue increases are the result of maintenance upgrades at the golf course that have improved the appearance of the property. The completion of these upgrades in 1996 led to a decrease in expenses for the six months ended June 30, 1997.

Included in maintenance expense at June 30, 1997, and June 30, 1996, is $205,000 and $76,000, respectively, of major repairs and maintenance. At June 30, 1997, this is mainly comprised of major landscaping, parking lot repairs, exterior painting and window covering replacements. At June 30, 1996, this is mainly comprised of major landscaping.

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

At June 30, 1997, the Partnership had unrestricted cash and cash equivalents of approximately $5,504,000, compared to approximately $4,075,000 at June 30, 1996. Net cash provided by operating activities increased for the six months ended June 30, 1997, versus the six months ended June 30, 1996, due to an increase in other liabilities and a decrease in escrows for taxes and accounts receivable, offset somewhat by the decrease in net income, as explained above. Other liabilities increased due to the accrual of interest at the default interest rate on the debt secured by Southpointe Apartments, as mentioned above.
Accounts receivable decreased for the six months ended June 30, 1997, due to the collection of tenant accounts receivable. Escrows for taxes decreased as compared to June 30, 1996, due to the timing of property tax payments at some of the investment properties. Net cash used in investing activities decreased as a result of decreased advances to the Joint Venture and an increase in withdrawals from restricted escrows, partially offset by greater deposits to restricted escrows during the first six months of 1997. Net cash used in financing activities resulted from principal payments made on the mortgage notes payable for the six months ended June 30, 1997.

The Managing General Partner has been unsuccessful in attempts to refinance the $11,000,000 mortgage indebtedness secured by Southpointe Apartments, which matures July 1999 and carries a stated interest rate of 8.59%. This property has increasing maintenance needs, yet the cash flow of the property does not support incurring such expenditures to adequately maintain the property. Currently, the mortgage is in default, due to non-payment of the April, May, June, and July 1997 debt-service payments. In the past, monthly payments of debt service have usually been late, as the property rents for the current month are used to pay the prior month's debt service. The Managing General Partner is currently in negotiations with the lender regarding this indebtedness, however there can be no assurances that such negotiations will be successful. In February 1997, the tenants at Southpointe Apartments orchestrated a rent strike. The tenants are demanding that until certain capital improvements are made at the property, rents will be held in escrow. The Managing General Partner is negotiating with the attorney for the tenants regarding the tenant complaints. At June 30, 1997, certain improvements have been made and the rents still held in escrow amounted to approximately $35,000.

The Partnership's primary source of cash is from the operations of its properties and from financing placed on such properties. Cash from these sources is utilized for property operations, capital improvements, and/or repayment of debt. The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Partnership. The Partnership indebtedness amounts to $72,425,000, net of unamortized discounts, with maturity dates ranging from July 1999 to September 2012, at which point $63,821,000 of balloon payments will be due. Future cash distributions will depend on the levels of net cash generated from operations, refinancings and property sales. There were no cash distributions during the six months ended June 30, 1997, or June 30, 1996.


                         PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


      a)    Exhibits:

            Exhibit 27 is filed as an exhibit to this report.

      b)    Reports on Form 8-K:

            None filed during the three months ended June 30, 1997.


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


                        Date: August 12, 1997