Form 10QSB
period 1997-09-30
ANGELES PARTNERS XII
filed 1997-11-10
CIK 720392

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                           QUARTERLY OR TRANSITIONAL

                    U.S. Securities and Exchange Commission
                            Washington, D.C.  20549


                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1997


[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 September 30, 1997

Assets
  Cash and cash equivalents:
     Unrestricted                                                         $   5,961
     Restricted--tenant security deposits                                       954
  Investment in, and advances of $149 to,
     Joint Venture                                                              259
  Accounts receivable, net of allowance for
    doubtful accounts of $31                                                    100
  Escrows for taxes                                                             436
  Restricted escrows                                                          1,269
  Other assets                                                                1,877
  Investment properties:
     Land                                                  $  10,341
     Buildings and related personal property                  89,722
                                                             100,063
     Less accumulated depreciation                           (59,450)        40,613
                                                                          $  51,469

Liabilities and Partners' Deficit
Liabilities
  Accounts payable                                                        $     192
  Tenant security deposits                                                      952
  Accrued taxes                                                                 925
  Other liabilities                                                           1,270
  Mortgage notes payable, including $11,000 in default                       72,256
Partners' Deficit
  General partners                                         $    (626)
  Limited partners (44,773 units issued and 44,718
    units outstanding)                                       (23,500)       (24,126)

                                                                          $  51,469

            See Accompanying Notes to Consolidated Financial Statements

b)                              ANGELES PARTNERS XII
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)
                          (in thousands, except unit data)

                                         Three Months Ended      Nine Months Ended
                                            September 30,          September 30,
                                         1997         1996       1997         1996
Revenues:
  Rental income                       $  5,010      $  5,003   $  14,937   $  15,050
  Other income                             371           362         976         935
      Total revenues                     5,381         5,365      15,913      15,985

Expenses:
  Operating                              1,719         1,684       5,222       4,986
  General and administrative               127           151         380         422
  Maintenance                              597           662       1,758       1,618
  Depreciation                           1,250         1,212       3,694       3,583
  Interest                               1,685         1,633       5,007       4,908
  Property taxes                           573           548       1,619       1,557
  Bad debt (recovery) expense, net         (92)           21        (149)         33
      Total expenses                     5,859         5,911      17,531      17,107

Loss before equity in income (loss)
  of Joint Venture and loss on
  disposal of asset                       (478)         (546)     (1,618)     (1,122)

Equity in income (loss) of
  Joint Venture                             76            32         110         (26)

Loss on disposal of asset                  (28)           --         (28)        (22)

      Net loss                        $   (430)     $   (514)  $  (1,536)  $  (1,170)

Net loss allocated to
  general partners (1%)               $     (4)     $     (5)  $     (15)  $     (12)
Net loss allocated to
  limited partners (99%)                  (426)         (509)     (1,521)     (1,158)

      Net loss                        $   (430)     $   (514)  $  (1,536)  $  (1,170)

Net loss per limited
  partnership unit                    $  (9.53)     $ (11.37)  $  (34.01)  $  (25.86)

          See Accompanying Notes to Consolidated Financial Statements

c)                                 ANGELES PARTNERS XII
                  CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                       (Unaudited)
                             (in thousands, except unit data)

                                     Limited
                                   Partnership    General       Limited
                                      Units       Partners      Partners         Total
Original capital contributions      44,773       $      1     $  44,773      $  44,774

Partners' deficit at
  December 31, 1996                 44,718       $   (611)    $ (21,979)     $ (22,590)

Net loss for the nine months
  ended September 30, 1997              --            (15)       (1,521)        (1,536)

Partners' deficit at
  September 30, 1997                44,718       $   (626)    $ (23,500)     $ (24,126)

               See Accompanying Notes to Consolidated Financial Statements

d)                              ANGELES PARTNERS XII
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                   (in thousands)

                                                            Nine Months Ended
                                                              September 30,
                                                            1997         1996
Cash flows from operating activities:
  Net loss                                               $ (1,536)    $ (1,170)
  Adjustments to reconcile net loss
    to net cash provided by operating activities:
    Depreciation                                            3,694        3,583
    Amortization of discounts, loan costs,
      and leasing commissions                                 326          312
    Bad debt (recovery) expense, net                         (149)          33
    Loss on disposal of asset                                  28           22
    Equity in (income) loss of Joint Venture                 (110)          26
  Change in accounts:
    Restricted cash                                           (31)         (89)
    Accounts receivable                                       214          (87)
    Escrows for taxes                                         282           46
    Other assets                                             (155)         (53)
    Accounts payable                                         (401)        (138)
    Tenant security deposit liabilities                        29           61
    Accrued taxes                                            (107)        (111)
    Other liabilities                                         554          255

         Net cash provided by operating activities          2,638        2,690

Cash flows from investing activities:
  Property improvements and replacements                     (981)      (1,128)
  Deposits to restricted escrows                             (204)        (105)
  Withdrawals from restricted escrows                         272           --
  Advances to Joint Venture                                    (6)         (89)

         Net cash used in investing activities               (919)      (1,322)

Cash flows used in financing activities:
  Payments on mortgage notes payable                         (585)        (542)

Net increase in unrestricted cash and cash equivalents      1,134          826

Unrestricted cash and cash equivalents at
  beginning of period                                       4,827        3,643

Unrestricted cash and cash equivalents at end of period  $  5,961     $  4,469

Supplemental disclosure of cash flow information:
  Cash paid for interest                                 $  4,183     $  4,620

          See Accompanying Notes to Consolidated Financial Statements

e)                           ANGELES PARTNERS XII
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Angeles Partners XII (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1996.

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


The balance sheet of the Joint Venture is summarized as follows:


                                          September 30, 1997
                                            (in thousands)
Assets
Cash                                          $   279
Other assets                                      229
Investment property, net                        2,020
  Total                                       $ 2,528

Liabilities and Partners' Capital
Note payable                                  $ 1,567
Other liabilities                                 714
Partners' capital                                 247
  Total                                       $ 2,528


The statements of operations of the Joint Venture are summarized as follows:

                                  Three Months Ended        Nine Months Ended
                                     September 30,            September 30,
                                  1997          1996          1997         1996
                                    (in thousands)           (in thousands)
Revenues                        $   620       $   568      $ 1,361       $ 1,177
Costs and expenses                 (449)         (495)      (1,113)       (1,235)
  Net income (loss)             $   171       $    73      $   248       $   (58)

The Partnership realized equity income of approximately $110,000 and equity loss of approximately $26,000 in the Joint Venture for the nine months ended September 30, 1997 and 1996, respectively.

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

In November 1995, representatives of the Joint Venture and the New Jersey DEP met and developed a plan of action to clean-up the contamination site at Princeton Meadows Golf Course. The Joint Venture has engaged an engineering firm to conduct consulting and compliance work and a second firm to perform the field work necessary for the clean-up. The Joint Venture has recorded a liability of $199,000 for the costs of the clean-up. If the costs of the clean-up were to exceed the liability, funds from the property would be used to cover the excess. The contracts have been executed and field work is in process, with the expected completion date of the field work to be sometime in 1998. The Managing General Partner is currently marketing the property for sale, however, there can be no assurances at this time regarding the outcome of such efforts.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement for certain expenses incurred by affiliates on behalf of the Partnership. The following amounts owed to the Managing General Partner and affiliates for the nine months ended September 30, 1997 and 1996, were paid or accrued:


                                                         1997        1996
                                                          (in thousands)

Property management fees                                   $771        $777

Reimbursement for services of affiliates                    307         343

Included in reimbursements for services of affiliates for the nine months ended September 30, 1997 and 1996, is approximately $45,000 and $33,000, respectively, of construction oversight costs.

For the period from January 1, 1996, to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations of the affiliate of the Managing General Partner who receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations was not significant.

The Partnership may make advances to the Joint Venture as deemed appropriate by the Managing General Partner. These advances do not bear interest and do not have stated terms of repayment.

Angeles Mortgage Investment Trust ("AMIT"), a real estate investment trust, holds a note receivable from the Joint Venture, which is secured by the Joint Venture's sole investment property known as the Princeton Meadows Golf Course, in the amount of approximately $1,567,000 at September 30, 1997. Interest expense on the debt secured by the Joint Venture was approximately $147,000 and $150,000 for the nine months ended September 30, 1997 and 1996, respectively.

MAE GP Corporation ("MAE GP"), an affiliate of the Managing General Partner, owns 1,675,113 Class B Shares of AMIT. The terms of the Class B Shares provide that they are convertable, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares (however, in connection with the settlement agreement described in the following paragraph, MAE GP has agreed not to convert the Class B Shares so long as AMIT's option is outstanding). These Class B Shares entitle MAE GP to receive 1% of the distributions of net cash distributed by AMIT(however, in connection with the settlement agreement described in the following paragraph, MAE GP has agreed to waive it's right to receive dividends and distributions so long as AMIT's option is outstanding). These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares, providing MAE GP with approximately 39% of the total voting power of AMIT (unless and until converted to Class A Shares, in which case the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.3% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 and 1996 annual meetings in connection with the election of trustees and other matters. MAE GP has not exerted and continues to decline to exert any management control over or participate in the management of AMIT. Subject to the terms of the proxy described below, MAE GP may choose to vote these shares as it deems appropriate in the future. In addition, Liquidity Assistance L.L.C., an affiliate of the Managing General Partner and an affiliate of Insignia Financial Group, Inc. ("Insignia"), which provides property management and partnership administration services to the Partnership, owns 96,800 Class A Shares of AMIT at September 30, 1997. These Class A Shares represent approximately 2.2% of the total voting power of AMIT.

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

On April 3, 1997, Insignia and AMIT entered into a non-binding agreement in principle contemplating, among other things, a business combination of AMIT and Insignia Properties Trust, an entity owned 98% by Insignia and its affiliates ("IPT"). On July 18, 1997, IPT, Insignia and MAE GP entered into a definitive merger agreement pursuant to which (subject to shareholder approval and certain other conditions, including the receipt by AMIT of a fairness opinion from its investment bankers) AMIT would be merged with and into IPT, with each Class A Share and Class B Share being converted into 1.625 and 0.0332 common shares of IPT, respectively. The foregoing exchange ratios are subject to adjustment to account for dividends paid by AMIT from January 1, 1997 and dividends paid by IPT from February 1, 1997. It is anticipated that Insignia (and its affiliates) and MAE GP (and its affiliates) would own approximately 53.1% and 2.3%, respectively, of post-merger IPT when this transaction is consummated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of nine apartment complexes and one commercial complex. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1997 and 1996:

                                                           Average Occupancy

Property                                                   1997         1996

Briarwood Apartments                                       96%           96%
 Cedar Rapids, Iowa

Chambers Ridge Apartments (1)                              91%           91%
 Harrisburg, Pennsylvania

Gateway Gardens Apartments                                 93%           94%
 Cedar Rapids, Iowa

Hunters Glen - IV Apartments                               96%           94%
 Plainsboro, New Jersey

Hunters Glen - V Apartments                                95%           95%
 Plainsboro, New Jersey

Hunters Glen - VI Apartments                               96%           95%
 Plainsboro, New Jersey

Pickwick Place Apartments (2)                              92%           95%
 Indianapolis, Indiana

Southpointe Apartments (3)                                 63%           82%
 Bedford Heights, Ohio

Twin Lake Towers Apartments                                96%           96%
 Westmont, Illinois

Cooper Point Plaza (4)                                     55%           71%
 Olympia, Washington


1) Chambers Ridge Apartments has been adversely affected by increased market competition, which resulted in decreased rentals and renewals. The Managing General Partner plans to increase rental concessions in order to attract new tenants.

2) The average occupancy of apartment complexes in the Indianapolis area is 90%
   - 92%, therefore occupancy at Pickwick Place Apartments approximates the average.

3) Southpointe Apartment's low occupancy is due to delays in renovations and the poor condition of the property (see discussion below).

4) Cooper Point Plaza has been affected by the move out of several small tenants. The Managing General Partner is in the process of making several spaces "rent ready" and is also working to fill vacant spaces. Additionally, the Managing General Partner is considering a complete re-development of the exterior of the mall in 1998 in hopes that this may help improve occupancy.

The Partnership incurred a net loss of approximately $430,000 and approximately $1,536,000 for the three and nine month periods ended September 30, 1997, as compared to a net loss of approximately $514,000 and approximately $1,170,000 for the three and nine month periods ended September 30, 1996. This increase in net loss for the nine month period ended September 30, 1997, is due to a slight decrease in rental income and an increase in expenses, offset partially by an increase in equity income of the Joint Venture.

Rental revenue has decreased for the nine months ended September 30, 1997, as compared to the nine months ended September 30, 1996, primarily due to decreases in occupancy at Southpointe Apartments and Cooper Point Plaza.

Total expenses increased due to increases in operating, maintenance and interest expenses, partially offset by decreases in bad debt and general and administrative expenses. Operating expenses increased primarily due to an increase in the number of corporate units available at Hunters Glen Apartments - IV, V, and VI. Although these units are very profitable, the expenses associated with operating these units are higher since they are fully furnished and the utilities are included. Also, advertising expense increased at Pickwick Place Apartments due to concessions made in an effort to increase occupancy. Maintenance expense increased primarily as a result of ongoing improvement projects at Southpointe Apartments, such as major parking lot repairs and electrical work. There was also a major exterior painting project at Gateway Gardens Apartments and an interior painting project at Pickwick Place Apartments. The Managing General Partner has been unsuccessful in its attempts to refinance Southpointe Apartment's mortgage indebtedness (see discussion below), therefore, interest is now being accrued at the default rate of 10.59%. This has led to an increase in interest expense on the mortgage debt secured by Southpointe Apartments. The decrease in general and administrative expenses can be attributed to a decrease in reimbursements for services of affiliates.

Bad debt recovery for the nine months ended September 30, 1997, results from a reduction of the reserve necessary at Cooper Point Plaza and Southpointe Apartments, based on a review of their tenant accounts receivable.

The Partnership has a 44.5% investment in the Princeton Meadows Golf Course Joint Venture. For the three and nine months ended September 30, 1997, the Partnership realized equity in income of the Joint Venture of $76,000 and $110,000, respectively, as compared to equity in income and loss of the Joint Venture of $32,000 and $26,000 for the three and nine months ended September 30, 1996, respectively. The improved performance of this property can be attributed to an increase in revenue. These revenue increases are the result of maintenance upgrades at the golf course that have improved the appearance of the property. The completion of these upgrades in 1996 led to a decrease in expenses for the nine months ended September 30, 1997.

The $22,000 loss on disposal of assets for the nine months ended September 30, 1996, was the result of the replacement of roofs at Twin Lake Towers Apartments that were not fully depreciated. The $28,000 loss on disposal of assets for the nine months ended September 30, 1997, was the result of balcony and carport replacements at Twin Lake Towers Apartments and Pickwick Place Apartments. A $10,000 loss was realized on the replacements of balconies at Twin Lake Towers Apartments and a loss of $18,000 was realized on the replacement of carports at Pickwick Place Apartments.

Included in maintenance expense at September 30, 1997, and September 30, 1996, is $272,000 and $99,000, respectively, of major repairs and maintenance. At September 30, 1997, this is mainly comprised of major landscaping, parking lot repairs, exterior painting and window covering replacements. At September 30, 1996, this is mainly comprised of major landscaping, swimming pool repairs and window covering replacements.

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

At September 30, 1997, the Partnership held unrestricted cash and cash equivalents of approximately $5,961,000, compared to approximately $4,469,000 at September 30, 1996. Net cash provided by operating activities decreased only slightly for the nine months ended September 30, 1997, versus the nine months ended September 30, 1996, despite an increased net loss. Contributing to the decrease in net cash provided by operating activities is a decrease in accounts payable, partially offset by an increase in other liabilities and a decrease in accounts receivable and escrows for taxes. Accounts payable decreased primarily due to the paydown of accounts payable at Southpointe Apartments. Other liabilities increased due to the accrual of interest at the default interest rate on the debt secured by Southpointe Apartments, as mentioned above.
Accounts receivable decreased for the nine months ended September 30, 1997, due to the collection of tenant accounts receivable. Escrows for taxes decreased due to the timing of property tax payments at some of the investment properties. Net cash used in investing activities decreased as a result of decreased advances to the Joint Venture, decreased property improvements and replacements and an increase in withdrawals from restricted escrows, partially offset by increased deposits to restricted escrows during the first nine months of 1997. Net cash used in financing activities resulted from principal payments made on the mortgage notes payable for the nine months ended September 30, 1997.

As mentioned previously, the Managing General Partner has so far been unsuccessful in attempts to refinance the $11,000,000 mortgage indebtedness secured by Southpointe Apartments, which matures July 1999 and carries a stated interest rate of 8.59%. This property has increasing maintenance needs, some of which have been completed as of September 30, 1997. The mortgage has been in default since April due to non-payment of the monthly debt-service requirements. However, a good faith payment of the normal monthly interest amount was paid in the third quarter of 1997. In the past, monthly payments of debt service have usually been late, as the property rents for the current month are used to pay the prior month's debt service. The Managing General Partner is currently in negotiations with the lender regarding this indebtedness, however there can be no assurances that such negotiations will lead to a refinance or restructure of this debt. In February 1997, the tenants at Southpointe Apartments orchestrated a rent strike. The tenants demanded that until certain capital improvements were made at the property, rents would be held in escrow. The Managing General Partner negotiated with the attorney for the tenants regarding the tenant complaints. At September 30, 1997, certain improvements had been made and the remaining rents were released from escrow.

The Partnership's primary source of cash is from the operations of its properties and from financing placed on such properties. Cash from these sources is utilized for property operations, capital improvements, and/or repayment of debt. The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Partnership. The Partnership indebtedness amounts to $72,256,000, net of unamortized discounts, with maturity dates ranging from July 1999 to September 2012, at which point $63,821,000 of balloon payments will be due. Future cash distributions will depend on the levels of net cash generated from operations, refinancings and property sales. There were no cash distributions during the nine months ended September 30, 1997, or September 30, 1996.


                         PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


      a)    Exhibits:

            Exhibit 27 is filed as an exhibit to this report.

      b)    Reports on Form 8-K:

            None filed during the three months ended September 30, 1997.


                                  SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         ANGELES PARTNERS XII

                         By:  Angeles Realty Corporation II
                              Managing General Partner


                         By:  /s/ Carroll D. Vinson
                              Carroll D. Vinson
                              President


                         By:  /s/ Robert D. Long
                              Robert D. Long
                              Vice President/CAO


                         Date: November 10, 1997