Form 10KSB
period 1997-12-31
ANGELES PARTNERS XII
filed 1998-03-13
CIK 720392

FORM 10-KSB-ANNUAL OR TRANSITIONAL REPORT UNDER
                              SECTION 13 OR 15(D)

                                  FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                  For the fiscal year ended December 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

             For the transition period from __________to___________

                         Commission file number 0-13309

                              ANGELES PARTNERS XII
                (Name of small business issuer in its charter)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[]

State issuer's revenues for its most recent fiscal year.  $21,291,000

State the aggregate market value of the voting partnership interests held by nonaffiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of a specified date within the past 60 days. Market value information for the Registrant's partnership interests is not available. Should a trading market develop for these interests, it is the Managing General Partner's belief that the aggregate market value of the voting partnership interests would not exceed $25,000,000.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                                    PART I

ITEM 1. DESCRIPTION OF BUSINESS

Angeles Partners XII (the "Partnership" or the "Registrant") is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act pursuant to the amended Certificate and Agreement of Limited Partnership (hereinafter referred to as the "Agreement") dated May 26, 1983. The Partnership's managing general partner is Angeles Realty Corporation II ("ARC II" or the "Managing General Partner"), a California corporation and wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which is an affiliate of Insignia Financial Group, Inc. ("Insignia"). Thus the Managing General Partner is now a wholly-owned subsidiary of IPT. The Elliott Accommodation Trust and the Elliott Family Partnership, a California limited partnership, are the Non-Managing General Partners. The Managing General Partner and the Non-Managing General Partners are herein collectively referred to as the "General Partners".

The Partnership, through its public offering of Limited Partnership Units, sold 44,773 units aggregating $44,773,000. The Managing General Partner contributed capital in the amount of $1,000 for a 1% interest in the Partnership. The Partnership was formed for the purpose of acquiring fee and other forms of equity interests in various types of real property. The Partnership presently owns ten investment properties and owns a general partnership interest in an eleventh property. The Managing General Partner of the Partnership intends to maximize the operating results and, ultimately, the net realizable value of each of the Partnership's properties in order to achieve the best possible return for the investors. Such results may best be achieved through property sales, refinancings, debt restructurings or relinquishment of the assets. The Partnership intends to evaluate each of its holdings periodically to determine the most appropriate strategy for each of the assets. The Managing General Partner's policy is to only commit cash from operations and financings secured by the real property to support operations, capital improvements and repayment of debt on a property specific basis.

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

A further description of the Partnership's business is included in "Management's Discussion and Analysis or Plan of Operation" included in "Item 6.".


ITEM 2. DESCRIPTION OF PROPERTIES:

The following table sets forth the Registrant's investments in properties:

                             Date of
Property                     Purchase    Type of Ownership         Use

Briarwood Apartments         06/25/85 Fee ownership subject to   Apartment
 Cedar Rapids, Iowa                   first and second mortgages 73 units

Chambers Ridge Apartments    07/26/84 Fee ownership subject to   Apartment
 Harrisburg, Pennsylvania             first and second mortgages 324 units

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

Hunters Glen Apartments - VI 01/31/85 Fee ownership subject to   Apartment
 Plainsboro, New Jersey               first and second mortgages 328 units

Pickwick Place Apartments    05/11/84 Fee ownership subject to   Apartment
 Indianapolis, Indiana                a first mortgage           336 units

Southpointe Apartments       06/12/85 Fee ownership subject to   Apartment
 Bedford Heights, Ohio                a first mortgage           499 units

Twin Lake Towers Apartments  03/30/84 Fee ownership subject to   Apartment
 Westmont, Illinois                   first and second mortgages 399 units

The Partnership also has a 44.5% interest in Princeton Golf Course Joint Venture ("Joint Venture"). The Partnership entered into a General Partnership Agreement with Angeles Income Properties, Ltd. II and Angeles Partners XI, both California partnerships and affiliates of the Managing General Partner, to form the Joint Venture. The property owned by the Joint Venture, as of December 31, 1997, is summarized as follows:

                               Date of
Property                       Purchase     Type of Ownership         Use

Princeton Meadows Golf Course  07/26/91  Fee ownership subject to   Golf Course
  Princeton, New Jersey                  a first mortgage


The Joint Venture is carried on the Partnership's balance sheet on the equity method of accounting and is included in "Investment in joint venture" see "Item 7.".

SCHEDULE OF PROPERTIES:
(dollar amounts in thousands)

                              Gross
                             Carrying  Accumulated                   Federal
Property                      Value    Depreciation  Rate   Method  Tax Basis

Briarwood Apartments       $   1,814  $   1,124    5-40 yrs  (1)     $    688
Chambers Ridge Apartments      9,703      6,355    5-40 yrs  (1)        3,287
Cooper Point Plaza             8,865      5,052    5-40 yrs  (1)        4,859
Gateway Gardens Apartments     7,561      4,915    5-40 yrs  (1)        2,404
Hunters Glen Apartments-IV    11,199      6,280    5-40 yrs  (1)        4,573
Hunters Glen Apartments-V     13,043      7,347    5-40 yrs  (1)        5,279
Hunters Glen Apartments-VI    14,029      7,927    5-40 yrs  (1)        5,596
Pickwick Place Apartments      9,230      5,410    5-40 yrs  (1)        3,745
Southpointe Apartments        10,045      6,416    5-40 yrs  (1)        3,284
Twin Lake Towers Apartments   15,130      9,803    5-40 yrs  (1)        4,384

                           $ 100,619  $  60,629                     $  38,099


(1)  Straight line and accelerated

See "Note A" of the financial statements included in "Item 7." for a description of the Partnership's depreciation policy.


SCHEDULE OF MORTGAGES:
(dollar amounts in thousands)



                             Principal                               Principal
                            Balance At                                Balance
                           December 31, Interest   Period   Maturity   Due At
Property                       1997       Rate   Amortized    Date    Maturity

Briarwood Apartments
 1st mortgage             $   1,557      7.83%  28.67 yrs  10/2003  $   1,404
 2nd mortgage                    50      7.83%      (1)    10/2003         50
Chambers Ridge Apartments
 1st mortgage                 5,380      7.83%  28.67 yrs  10/2003      4,849
 2nd mortgage                   174      7.83%      (1)    10/2003        174
Cooper Point Plaza
 1st mortgage                 4,026      10.5%  28 yrs     09/2012         43
Gateway Gardens Apartments
 1st mortgage                 6,276      7.83%  28.67 yrs  10/2003      5,657
 2nd mortgage                   203      7.83%      (1)    10/2003        203
Hunters Glen Apartments-IV
 1st mortgage                 8,345      8.43%  28.67 yrs  10/2003      7,787
Hunters Glen Apartments-V
 1st mortgage                 8,787      7.83%  28.67 yrs  10/2003      7,920
 2nd mortgage                   285      7.83%      (1)    10/2003        285
Hunters Glen Apartments-VI
 1st mortgage                 9,146      7.83%  28.67 yrs  10/2003      8,243
 2nd mortgage                   297      7.83%      (1)    10/2003        297
Pickwick Place Apartments
 1st mortgage                 6,451       9.1%  28 yrs     05/2005      5,775
Southpointe Apartments
 1st mortgage (2)            11,000      8.59%      (1)    01/2002     11,000
 Additional borrowing (2)        23      9.00%      (2)    01/2002          1
Twin Lake Towers Apartments
 1st mortgage                10,854      7.83%  28.67 yrs  10/2003      9,782
 2nd mortgage                   352      7.83%      (1)    10/2003        352
                             73,206                                 $  63,822
Less unamortized discounts   (1,101)

                           $ 72,105

(1)Interest only payments.

(2)The mortgage note secured by Southpointe Apartments was modified as of December 31, 1997. The modification agreement extended the term of the mortgage note from July 1999 to January 2002. The lender also agreed to advance to the Partnership an amount up to $180,000 for the payment of real estate taxes. The lender advanced approximately $23,000 to the Partnership for this purpose in 1997. See "Capital Resources and Liquidity" in "Item 6." for more information.

Average annual rental rate and occupancy for 1997 and 1996 for each property:


                                      Average Annual       Average Annual
                                       Rental Rates           Occupancy
Property                             1997         1996      1997     1996

Briarwood Apartments            $6,485/unit   $6,417/unit    96%     95%
Chambers Ridge Apartments (1)    6,874/unit    6,846/unit    91%     89%
Cooper Point Plaza (2)           11.40/s.f.    11.68/s.f.    53%     71%
Gateway Gardens Apartments       6,331/unit    6,205/unit    94%     93%
Hunters Glen Apartments - IV     8,702/unit    8,573/unit    96%     94%
Hunters Glen Apartments - V      8,831/unit    8,573/unit    96%     95%
Hunters Glen Apartments - VI     8,712/unit    8,464/unit    96%     94%
Pickwick Place Apartments (3)    6,805/unit    6,468/unit    91%     95%
Southpointe Apartments (4)       5,654/unit    5,535/unit    63%     80%
Twin Lake Towers Apartments      8,269/unit    7,914/unit    97%     96%


(1)Although occupancy improved, this investment property is subject to heavy market competition.
(2)This investment property has been adversely affected by the moving out of several small tenants. The Managing General Partner is in the process of making several spaces "rent ready" and also is working to fill vacant spaces. Additionally, the Managing General Partner is planning major renovations for signage, landscaping, parking lot repairs, and general contract work in an effort to improve occupancy.
(3)Concessions have been offered at Pickwick Place Apartments in an effort to increase occupancy.
(4)Southpointe Apartments' low occupancy is due to delays in renovations at the property and the poor condition of the property. The mortgage indebtedness encumbering this property was modified in December 1997. As part of the agreement, the Partnership is required to advance $150,000 to Southpointe Apartments for capital improvement projects. As of December 31, 1997, approximately $70,000 of the required improvements have been completed (see "Item 7.").

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

The following is a schedule of the lease expirations for the Partnership's commercial property for the years 1998-2007 (dollar amounts in thousands):


                       Number of      Square        Annual     % of Gross
                      Expirations      Feet          Rent      Annual Rent

 Cooper Point Plaza
        1998               2          2,400       $   24            4.2%
        1999               2          2,400           28            4.9%
        2000               2         10,727          122             21%
        2001               -             --           --             --
        2002               1          1,200           15            2.6%
        2003               -             --           --             --
        2004               2         32,538          356           61.0%
        2005               1             (*)          37            6.3%
        2006               -             --           --             --
        2007               -             --           --             --


(*) This expiration is a ground lease.

The following schedule reflects information on tenants occupying 10% or more of the leasable square footage for each property:


                             Square Footage    Annual Rent        Lease
Nature of Business               Leased      Per Square Foot    Expiration

Cooper Point Plaza

Drug Store                       19,527         $  7.27          08/31/04
Post Office                      13,011           16.46          06/30/04


Real estate taxes and rates in 1997 for each property were:

                                        1997             1997
                                      Billing            Rate
                                   (in thousands)

Briarwood Apartments                 $  73*             3.47%
Chambers Ridge Apartments              161              2.78%
Cooper Point Plaza                     102              1.58%
Gateway Gardens Apartments             243**            3.13%
Hunters Glen Apartments - IV           277              2.45%
Hunters Glen Apartments - V            299              2.45%
Hunters Glen Apartments - VI           303              2.45%
Pickwick Place Apartments              196*             7.11%
Southpointe Apartments                 235              5.86%
Twin Lake Towers Apartments            267*             5.59%

*  Represents 1996 billing.  Tax bills for 1997 not yet received.
** Represents a fiscal year ending June 30, 1997.

ITEM 3.    LEGAL PROCEEDINGS

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature. Management of the Partnership believes that all such routine matters are adequately covered by insurance and will be resolved without a material adverse effect upon the Partnership's financial condition, results of operation, or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Unit holders of the Partnership did not vote on any matter during the fiscal year covered by this report.


                                      PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

The Partnership, a publicly-held limited partnership, sold 44,773 Limited Partnership Units during its offering period through February 13, 1985. As of December 31, 1997, the Partnership had 3,971 Limited Partners of record and 44,718 Limited Partnership Units outstanding. During 1996, the number of Limited Partnership Units decreased by 55 units due to limited partners abandoning their Units. In abandoning his or her Limited Partnership Unit, a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. There is no intention to sell additional Limited Partnership Units nor is there an established market for these units.

There were no distributions to the partners for the years ending December 31, 1996 and 1997. There are no material restrictions upon the Partnership's present or future ability to make distributions in accordance with the provisions of the Partnership Agreement. Future cash distributions will depend on the levels of cash generated from operations, refinancings, property sales and cash reserves.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

The Partnership incurred a net loss of approximately $2,025,000 for the year ended December 31, 1997, as compared to a net loss of approximately $1,802,000 for the year ended December 31, 1996. This increase in net loss for the year ended December 31, 1997, is due to a decrease in other income and an increase in expenses, which is only partially offset by an increase in equity income of the Joint Venture.

Total expenses for the year ended December 31, 1997 as compared to the year ended December 31, 1996, increased due to increases in operating and depreciation expenses, partially offset by a decrease in general and administrative expenses and a recovery of bad debts. The increase in operating expense can be attributed to increases in property, advertising, and maintenance expenses. Property expenses increased primarily due to an increase in the number of corporate units available at Hunters Glen Apartments - IV, V, and VI. Although these units are very profitable, the expenses associated with operating these units are higher since they are fully furnished and the utilities are included. Also contributing to the increase in property expenses is the increase in maintenance salaries at Pickwick Place Apartments due to the need for additional maintenance personnel during 1997. Advertising expense increased at Pickwick Place Apartments due to concessions made in an effort to increase occupancy. Maintenance expense increased as a result of ongoing improvement projects at Southpointe Apartments, such as major parking lot repairs and electrical work. There were also interior painting projects at Pickwick Place Apartments and Twin Lake Towers Apartments and major landscaping expenditures at Hunters Glen Apartments - IV. Depreciation expense increased partially as a result of large siding and paving projects being capitalized at Pickwick Place Apartments in 1996. In 1997, a full year of depreciation was taken on these assets versus only a half year in 1996. The decrease in general and administrative expenses can be attributed to a decrease in reimbursements for services of affiliates.

Bad debt recovery for the year ended December 31, 1997, results from a reduction of the reserve necessary at Cooper Point Plaza and Southpointe Apartments, based on a review of their tenant accounts receivable.

The Partnership has a 44.5% investment in the Princeton Meadows Golf Course Joint Venture. For the year ended December 31, 1997, the Partnership realized equity in income of the Joint Venture of approximately $42,000, as compared to equity in loss of the Joint Venture of approximately $67,000 for the year ended December 31, 1996. The improved performance of this property can be attributed to an increase in revenue. These revenue increases can be attributed to maintenance upgrades at the golf course that have improved the appearance of the property. The decrease in expense can be attributed to the use of leased equipment which has lowered repairs and maintenance costs and the completion of landscaping and repairs in 1996.

The $70,000 loss on disposal of assets for the year ended December 31, 1997, was the result of roof, balcony and carport replacements at Twin Lake Towers Apartments and Pickwick Place Apartments. The loss results from the assets not being fully depreciated at time of disposal or replacement.

Included in operating expense for the year ended December 31, 1997, is approximately $532,000 of major repairs and maintenance mainly comprised of window covering replacements, exterior painting, parking lot repairs, exterior building repairs and major landscaping. For the year ended December 31, 1996, approximately $468,000 of major repairs and maintenance is included in operating expense mainly comprised of exterior painting, parking lot repairs, interior building repairs and major landscaping.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rent, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

CAPITAL RESOURCES AND LIQUIDITY

At December 31, 1997, the Partnership held cash and cash equivalents of approximately $6,459,000, compared to approximately $4,827,000 at December 31, 1996. The increase in net cash for the years ended December 31, 1997 and 1996, was approximately $1,632,000 and $1,184,000, respectively. Net cash provided by operating activities increased for the year ended December 31, 1997, versus the year ended December 31, 1996, despite an increased net loss. Contributing to the increase in net cash provided by operating activities was a decrease in receivables and deposits and an increase in other liabilities, partially offset by an increase in other assets and a decrease in accounts payable. Receivables and deposits decreased due to the collection of tenant accounts receivable and the timing of property tax escrow payments at some of the investment properties. Other liabilities increased due to the accrual of interest on the debt secured by Southpointe Apartments, as discussed below. The increase in other assets for the year ended December 31, 1997, versus the year ended December 31, 1996, results from an increase in prepaid insurance premiums. Accounts payable decreased primarily due to the paydown of accounts payable at Southpointe Apartments. Net cash used in investing activities increased as a result of a decrease in net receipts from restricted escrows, partially offset by decreased advances to the Joint Venture during 1997. Net cash used in financing activities resulted from principal payments made on the mortgage notes payable for the year ended December 31, 1997.

The mortgage encumbering Southpointe Apartments was in default from April 1997 until December 31, 1997, due to non-payment of the monthly debt-service requirements. This property has increasing maintenance needs, some of which have been completed as of December 31, 1997. Historically, monthly payments of debt service have been late, as the property rents for the current month are used to pay the prior month's debt service. In February 1997, the tenants at Southpointe Apartments orchestrated a rent strike. The tenants demanded that until certain capital improvements were made at the property, rents would be held in escrow. The Managing General Partner negotiated with the attorney for the tenants regarding the tenant complaints. At December 31, 1997, certain improvements had been made and the remaining rents were released from escrow. The Managing General Partner had been unsuccessful in attempts to refinance the $11,000,000 mortgage indebtedness secured by Southpointe Apartments, which carried a maturity date of July 1999 and a stated interest rate of 8.59%. However, a modification was agreed upon at December 31, 1997, which extends the maturity date of the loan until January 2002. The modification was contingent upon the payment of all delinquent accrued interest, the installation of new boilers at the property with a cost of approximately $70,000, approximately $80,000 in capital improvements to be made over the next two years and a reduction in the management fee taken by the management company from 5% of gross revenues to 3% of gross revenues. In addition, in accordance with the mortgage agreement, the lender advanced the Partnership an additional $23,000 to be used to pay real estate taxes. This advance is secured by the mortgage agreement and accrues interest at 9%. The advance matures January 2002. In January 1998, a payment was made to the lender to satisfy all the accrued interest and secure the modification. All other terms of the debt remain the same.

The Partnership's primary source of cash is from the operations of its properties and from financing placed on such properties. Cash from these sources is utilized for property operations, capital improvements, and/or repayment of debt. The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Partnership. The Partnership indebtedness amounts to approximately $72,105,000, net of unamortized discounts, with maturity dates ranging from January 2002 to September 2012, at which point approximately $63,822,000 of balloon payments will be due. There were no cash distributions during the years ending December 31, 1997 or 1996. There are no material restrictions upon the Partnership's present or future ability to make distributions in accordance with the provisions of the Partnership Agreement. Future cash distributions will depend on the levels of cash generated from operations, refinancings, property sales and cash reserves.

Year 2000

The Partnership is dependent upon the Managing General Partner and Insignia for management and administrative services. Insignia has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The Managing General Partner believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Partnership.

Other

Certain items discussed in this annual report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this annual report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


ITEM 7. FINANCIAL STATEMENTS

ANGELES PARTNERS XII

LIST OF FINANCIAL STATEMENTS

 Report of Independent Auditors

 Consolidated Balance Sheet - December 31, 1997

 Consolidated Statements of Operations - Years ended December 31, 1997 and 1996

 Consolidated Statements of Changes in Partners' Deficit - Years ended December
  31, 1997 and 1996

 Consolidated Statements of Cash Flows - Years ended December 31, 1997 and 1996

 Notes to Consolidated Financial Statements




                   Report of Ernst & Young LLP, Independent Auditors



The Partners
Angeles Partners XII


We have audited the accompanying consolidated balance sheet of Angeles Partners XII as of December 31, 1997, and the related consolidated statements of operations, changes in partners' deficit and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Angeles Partners XII at December 31, 1997, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




                                        /S/ ERNST & YOUNG LLP



Greenville, South Carolina
February 25, 1998

                              ANGELES PARTNERS XII
                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)
                               December 31, 1997


   Assets
     Cash and cash equivalents                                      $    6,459
     Receivables and deposits, net of allowance
       for doubtful accounts of $39                                      1,674
     Restricted escrows                                                  1,305
     Other assets                                                        1,747
     Investment in, and advances of $149
       to, joint venture (Note F)                                          190
     Investment properties (Notes B and E):
       Land                                            $  10,341
       Buildings and related personal
          property                                        90,278
                                                         100,619
       Less accumulated depreciation                     (60,629)       39,990

                                                                    $   51,365

   Liabilities and Partners' Deficit
   Liabilities
     Accounts payable                                               $      532
     Tenant security deposits                                              960
     Accrued taxes                                                       1,045
     Other liabilities                                                   1,338
     Mortgage notes payable (Notes B and E)                             72,105

   Partners' Deficit
     General partners                                  $    (631)
     Limited partners (44,718 units issued and
       outstanding)                                      (23,984)      (24,615)

                                                                    $   51,365


          See Accompanying Notes to Consolidated Financial Statements

                              ANGELES PARTNERS XII
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)



                                                Years Ended December 31,
                                                  1997            1996
Revenues:
  Rental income                               $  20,007       $  20,001
  Other income                                    1,284           1,320
    Total revenues                               21,291          21,321

Expenses:
  Operating                                       9,306           8,900
  General and administrative                        509             551
  Depreciation                                    4,965           4,811
  Interest                                        6,493           6,538
  Property taxes                                  2,161           2,089
  Bad debt (recovery) expense, net                 (146)            167
  Loss on disposal of property                       70              --
    Total expenses                               23,358          23,056

Equity in income (loss) of joint
    venture (Note F)                                 42             (67)

    Net loss                                  $  (2,025)      $  (1,802)

Net loss allocated to general partners (1%)   $     (20)      $     (18)

Net loss allocated to limited partners (99%)     (2,005)         (1,784)

    Net loss                                  $  (2,025)      $  (1,802)

Net loss per limited partnership unit         $  (44.83)      $  (39.85)


          See Accompanying Notes to Consolidated Financial Statements

                              ANGELES PARTNERS XII
            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)



                                  Limited
                                Partnership   General      Limited
                                   Units      Partners    Partners     Total

Original capital contributions    44,773     $      1    $  44,773   $  44,774

Partners' deficit at
 December 31, 1995                44,773     $   (593)   $ (20,195)  $ (20,788)

Net loss for the year
 ended December 31, 1996              --          (18)      (1,784)     (1,802)

Abandonment of Limited
 Partnership Units (Note H)          (55)          --           --          --

Partners' deficit at
 December 31, 1996                44,718         (611)     (21,979)    (22,590)

Net loss for the year ended
 December 31, 1997                    --          (20)      (2,005)     (2,025)

Partners' deficit at
 December 31, 1997                44,718     $   (631)   $ (23,984)  $ (24,615)



               See Accompanying Notes to Consolidated Financial Statements

                              ANGELES PARTNERS XII
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                    Years Ended December 31,
                                                        1997         1996

Cash flows from operating activities:
 Net loss                                          $ (2,025)     $ (1,802)
 Adjustments to reconcile net loss to
   net cash provided by operating activities:
   Depreciation                                       4,965         4,811
   Amortization of discounts, loan costs, and
       leasing commissions                              427           415
   Bad debt (recovery) expense, net                    (146)          167
   Loss on disposal of asset                             70            --
   Equity in (income) loss of joint venture             (42)           67
 Change in accounts:
   Receivables and deposits                             278          (336)
   Other assets                                         (82)           17
   Accounts payable                                     (61)           91
   Tenant security deposit liabilities                   37            60
   Accrued taxes                                         13            16
   Other liabilities                                    622          (201)

       Net cash provided by operating
        activities                                    4,056         3,305

Cash flows from investing activities:
 Property improvements and replacements              (1,671)       (1,648)
 Advances to joint venture                               (5)          (89)
 Net receipts from restricted escrows                    32           340

       Net cash used in investing activities         (1,644)       (1,397)

Cash flows from financing activities:
 Loan costs paid                                        (15)           --
 Proceeds from mortgage advance                          23            --
 Payments on mortgage notes payable                    (788)         (724)

       Net cash used in financing activities           (780)         (724)

Net increase in cash and cash equivalents             1,632         1,184
Cash and cash equivalents at beginning of year        4,827         3,643

Cash and cash equivalents at end of year           $  6,459      $  4,827
Supplemental disclosure of cash flow information:
 Cash paid for interest                            $  5,464      $  6,093


          See Accompanying Notes to Consolidated Financial Statements

                              ANGELES PARTNERS XII
                   Notes to Consolidated Financial Statements
                               December 31, 1997

NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization: Angeles Partners XII (the "Partnership" or "Registrant") is a California limited partnership organized on May 26, 1983, to acquire and operate residential and commercial real estate properties. The Partnership's managing general partner is Angeles Realty Corporation II ("ARC II" or the "Managing General Partner"), an affiliate of Insignia Financial Group, Inc. ("Insignia") and a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which is an affiliate of Insignia. Thus the Managing General Partner is now a wholly-owned subsidiary of IPT. As of December 31, 1997, the Partnership operates nine residential properties and one commercial property in or near major urban areas in the United States and owns a general partner interest in a golf course.

Principles of Consolidation: The consolidated financial statements of the Partnership include its 99% limited partnership interest in Hunters Glen AP XII LP, Hunters Glen Phase I AP XII LP, Hunters Glen GP LP, AP XII Associates LP, and Pickwick Place AP XII LP. The Partnership may remove the General Partner of these limited partnerships; therefore, these partnerships are controlled and consolidated by the Partnership. All significant interpartnership balances have been eliminated. Minority interest is immaterial and not shown separately in the financial statements.

Cash and Cash Equivalents: Cash and cash equivalents includes cash on hand and in banks, money market funds, and certificates of deposit with original maturities of less than 90 days. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Security Deposits: The Partnership requires security deposits from apartment lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Loan Costs: Loan costs of approximately $2,734,000 are included in other assets on the balance sheet and are being amortized on a straight-line basis over the lives of the loans. Accumulated amortization is approximately $1,358,000 at December 31, 1997, and is also included in other assets on the balance sheet.

Advertising Costs: Advertising costs of approximately $222,000 and approximately $211,000 for the years ended December 31, 1997 and 1996, respectively, are included in operating expense on the accompanying statements of operations.

Restricted escrows:

CAPITAL IMPROVEMENT - At the time of the refinancings of the mortgages encumbering Briarwood Apartments, Chambers Ridge Apartments, Gateway Gardens Apartments, Hunters Glen Apartments and Twin Lake Towers Apartments, $1,610,000 of the proceeds were designated for "Capital Improvement Escrows" for certain capital improvements. The balance in the Capital Improvement Escrows at December 31, 1997, is $361,000.

REPLACEMENT RESERVE - In conjunction with the refinancing of the mortgage encumbering Pickwick Place Apartments on April 17, 1995, a replacement reserve was established to fund certain nonrecurring costs for interior and exterior capital improvements at the property. The balance in this escrow account is $156,000 at December 31, 1997.

GENERAL RESERVE - In addition to the Capital Improvement and Replacement Reserve Escrows, General Escrow Accounts of approximately $711,000 were established in conjunction with the refinancings. These funds were established to make necessary repairs and replacements of existing improvements, debt service, out-of-pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. The Partnership is required to deposit net operating income (as defined in the mortgage note) from the refinanced properties to the General Escrow Accounts until the reserve account equals $400 per apartment unit or $808,000. The balance in the General Escrow Accounts at December 31, 1997, is approximately $788,000.

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

Investment Properties: Investment properties are stated at cost. Acquisition fees are capitalized as a cost of real estate. The Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. For the years ended December 31, 1997 and 1996, no adjustments for impairment of value were recorded.

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

Lease Commissions: Lease commissions are being amortized using the straight-line method over the term of the respective leases.

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

Fair Value: The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's aggregate mortgage notes payable, after discounting the scheduled loan payments based on estimated borrowing rates currently available to the Partnership, approximates its carrying balance.

Reclassifications: Certain reclassifications have been made to the 1996 balances to conform to the 1997 presentation.


NOTE B - MORTGAGE NOTES PAYABLE

The principle terms of mortgage notes payable are as follows:

(dollar amounts in thousands)

                             Principal   Monthly                       Principal
                            Balance At   Payment   Stated               Balance
                           December 31, Including Interest  Maturity    Due At
Property                       1997      Interest   Rate      Date     Maturity

Briarwood Apartments
  1st mortgage            $   1,557      $   12     7.83%    10/2003  $   1,404
  2nd mortgage                   50          (1)    7.83%    10/2003         50
Chambers Ridge Apartments
  1st mortgage                5,380          41     7.83%    10/2003      4,849
  2nd mortgage                  174           1     7.83%    10/2003        174
Cooper Point Plaza
  1st mortgage                4,026          45     10.5%    09/2012         43
Gateway Gardens Apartments
  1st mortgage                6,276          48     7.83%    10/2003      5,657
  2nd mortgage                  203           1     7.83%    10/2003        203
Hunters Glen Apartments-IV
  1st mortgage                8,345          65     8.43%    10/2003      7,787
Hunters Glen Apartments-V
  1st mortgage                8,787          67     7.83%    10/2003      7,920
  2nd mortgage                  285           2     7.83%    10/2003        285
Hunters Glen Apartments-VI
  1st mortgage                9,146          70     7.83%    10/2003      8,243
  2nd mortgage                  297           2     7.83%    10/2003        297
Pickwick Place Apartments
  1st mortgage                6,451          54     9.1%     05/2005      5,775
Southpointe Apartments
  1st mortgage               11,000          79     8.59%    01/2002     11,000
 Additional borrowing (2)        23           1     9.00%    01/2002          1
Twin Lake Towers Apartments
  1st mortgage               10,854          83     7.83%    10/2003      9,782
  2nd mortgage                  352           2     7.83%    10/2003        352
                             73,206
Less unamortized
 discounts at a
 rate of 8.13%               (1,101)

     Total                $  72,105      $  573                       $  63,822


(1) Monthly payment is less than $1000

(2) The mortgage note secured by Southpointe Apartments was modified as of December 31, 1997. The modification agreement extended the term of the mortgage notes from July 1999 to January 2002. The lender also agreed to advance to the Partnership an amount up to $180,000 for the payment of real estate taxes. The lender advanced approximately $23,000 to the Partnership for this purpose in 1997. See "Capital Resources and Liquidity" in "Item 6." for more information.

The mortgage notes payable are nonrecourse and are secured by pledge of certain of the Partnership's investment properties and by pledge of revenues from the respective investment properties. Certain of the notes impose prepayment penalties if repaid prior to maturity.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 1997, are as follows (in thousands):

                 1998                   $     866
                 1999                         941
                 2000                       1,023
                 2001                       1,112
                 2002                      12,205
              Thereafter                   57,059

                                        $  73,206


NOTE C - INCOME TAXES

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

The following is a reconciliation of reported net loss and Federal taxable loss:

                                         1997            1996
                                   (in thousands, except unit data)

Net loss as reported                  $ (2,025)       $  (1,802)
Add (deduct):
     Depreciation differences            1,162              566
     Unearned income                        97             (197)
     Discounts on mortgage
        notes payable                       25               19
     Other                                  24               40

Federal taxable loss                  $   (717)       $  (1,374)

Federal taxable loss per
     limited partnership unit         $ (15.87)       $  (30.38)


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):


     Net liabilities                             $ (24,615)
     Land and buildings                              8,886
     Accumulated depreciation                      (10,777)
     Syndication and distribution costs              6,093
     Other                                             166

     Net liabilities - Federal tax basis         $ (20,247)


NOTE D - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts owed to the Managing General Partner and affiliates for the years ended December 31, 1997 and 1996, were paid or accrued:

                                                  1997            1996
                                                     (in thousands)

Property management fees (included in
  operating expenses)                         $1,029         $   1,033
Reimbursement for services of affiliates
  (included in operating and general and
  administrative expenses and investment
  property)                                      431               453

Included in reimbursements for services of affiliates for the year ended December 31, 1997 and 1996, is approximately $70,000 and $33,000, respectively, of construction oversight reimbursements.

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

The Partnership may make advances to the Joint Venture as deemed appropriate by the Managing General Partner. These advances do not bear interest and do not have stated terms of repayment. At December 31, 1997, the amount of advances receivable from the Joint Venture was approximately $149,000.

Angeles Mortgage Investment Trust ("AMIT"), a real estate investment trust, holds a note receivable from the Joint Venture, which is secured by the Joint Venture's sole investment property known as the Princeton Meadows Golf Course, in the amount of approximately $1,567,000 at December 31, 1997. Interest expense on the debt secured by the Joint Venture was approximately $196,000 and $200,000 for the years ended December 31, 1997 and 1996, respectively.

In November 1992, MAE GP Corporation ("MAE GP") acquired 1,675,113 Class B Common Shares of AMIT. The terms of the Class B shares provide that they are convertible, in whole or in part, into Class A Common Shares of AMIT on the basis of 1 Class A share for every 49 Class B shares (however, in connection with the settlement agreement described in the following paragraph, MAE GP agreed not to convert the Class B shares so long as AMIT's option is outstanding). These Class B Shares entitle the holder to receive 1% of the distributions of net cash distributed by AMIT (however, in connection with the settlement agreement described in the following paragraph, MAE GP agreed to waive its right to receive dividends and distributions so long as AMIT's option is outstanding). The holder of the Class B shares is also entitled to vote on the same basis as the holders of Class A shares, providing the holder with approximately 39% of the total voting power of AMIT (unless and until converted to Class A shares, in which case the percentage of the vote controlled represented by such shares would approximate 1.3% of the total voting power of
AMIT).

As part of a settlement of certain disputes with AMIT, MAE GP granted to AMIT an option to acquire the Class B shares owned by it. This option can be exercised at the end of 10 years or when all loans made by AMIT to partnerships which were affiliated with MAE GP as of November 9, 1994 (which is the date of execution of a definitive settlement agreement), have been paid in full. In connection with such settlement, AMIT delivered to MAE GP cash in the sum of $250,000 at closing (which occurred April 14, 1995), as payment for the option. If and when the option is exercised, AMIT will be required to remit to MAE GP an additional $94,000.

Simultaneously with the grant of the option and as part of the settlement, MAE GP also executed an irrevocable proxy in favor of AMIT, which provides that the holder of the Class B shares is permitted to vote those shares on all matters except those involving transactions between AMIT and MAE GP affiliated borrowers or the election of any MAE GP affiliate as an officer or trustee of AMIT. With respect to such matters, the trustees of AMIT are required to vote (pursuant to the irrevocable proxy) the Class B shares (as a single block) in the same manner as a majority of the Class A shares are voted (to be determined without consideration of the votes of "Excess Class A Shares" (as defined in Section
6.13 of AMIT's Declaration of Trust)).

Between its acquisition of the Class B shares (in November 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 and 1996 annual meetings in connection with the election of trustees and other matters. In February 1998, MAE GP was merged into Insignia Properties Trust, and in connection with that merger, MAE GP dividended all of the Class B shares to its sole stockholder, Metropolitan Asset enhancement, L.P. ("MAE"). As a result, MAE, as the holder of the Class B shares, is now subject to the terms of the settlement agreement, option and irrevocable proxy described in the two preceding paragraphs. Neither MAE GP nor MAE has exerted and intends to exert any management control over or participate in the management of AMIT. However, subject to the terms of the proxy described below, MAE may choose to vote the Class B shares as it deems appropriate in the future.

Liquidity Assistance L.L.C., which is an affiliate of the Managing General Partner, MAE and Insignia (which provides property management and partnership administration services to the Partnership), owned 96,800 Class A shares of AMIT at December 31, 1997. These Class A shares represent approximately 2.2% of the total voting power of AMIT.

On April 3, 1997, Insignia and AMIT entered into a non-binding agreement in principle contemplating, among other things, a business combination of AMIT and Insignia Properties Trust, an entity then owned 98% by Insignia and its affiliates ("IPT"). On July 18, 1997, IPT, Insignia and MAE GP entered into a definitive merger agreement pursuant to which (subject to shareholder approval and certain other conditions, including the receipt by AMIT of a fairness opinion from its investment bankers) AMIT would be merged with and into IPT, with each Class A share and Class B share being converted into 1.625 and 0.0332 common shares of IPT, respectively. The foregoing exchange ratios are subject to adjustment to account for dividends paid by AMIT from January 1, 1997 and dividends paid by IPT from February 1, 1997. It is anticipated that Insignia and its affiliates (including MAE) would own approximately 57% of post-merger IPT when this transaction is consummated.

NOTE E - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION

                                              Initial Cost
                                              To Partnership
                                             (in thousands)
                                                                   Cost
                                                   Buildings   Capitalized
                                                  and Related   (Removed)
                                                   Personal   Net Subsequent
Description                 Encumbrances   Land    Property   to Acquisition

Investment Properties
Briarwood Apartments       $   1,607      $   136   $ 1,409    $    269
Chambers Ridge Apartments      5,554          527     7,823       1,353
Cooper Point Plaza             4,026        1,689     5,319       1,857
Gateway Gardens Apartments     6,479          255     6,206       1,100
Hunters Glen Apartments-IV     8,345        1,552     8,324       1,323
Hunters Glen Apartments-V      9,072        1,820     9,759       1,464
Hunters Glen Apartments-VI     9,443        1,981    10,620       1,428
Pickwick Place Apartments      6,451          603     6,552       2,075
Southpointe Apartments        11,023          663     8,616         766
Twin Lake Towers Apartments   11,206        1,115    12,806       1,209

   Totals                  $  73,206      $10,341   $77,434    $ 12,844

                            Gross Amount At Which Carried
                                At December 31, 1997
                                   (in thousands)

                                      Buildings
                                     And Related
                                      Personal           Accumulated    Date    Depreciable
        Description           Land    Property    Total  Depreciation Acquired  Life-Years
Briarwood Apartments         $   136  $ 1,678   $  1,814  $  1,124    06/25/85     10-20
Chambers Ridge Apartments        527    9,176      9,703     6,355    07/26/84     10-20
Cooper Point Plaza             1,689    7,176      8,865     5,052    12/14/84     10-20
Gateway Gardens Apartments       255    7,306      7,561     4,915    12/21/84     10-20
Hunters Glen Apartments - IV   1,552    9,647     11,199     6,280    01/31/85     10-40
Hunters Glen Apartments - V    1,820   11,223     13,043     7,347    01/31/85     10-40
Hunters Glen Apartments - VI   1,981   12,048     14,029     7,927    01/31/85     10-40
Pickwick Place Apartments        603    8,627      9,230     5,410    05/11/84     10-20
Southpointe Apartments           663    9,382     10,045     6,416    06/12/85     10-20
Twin Lake Towers Apartments    1,115   14,015     15,130     9,803    03/30/84     10-20

   Totals                    $10,341  $90,278   $100,619  $ 60,629

The depreciable lives included above are for the buildings and components. The depreciable lives for related personal property are for 5 to 7 years.

Reconciliation of "Investment Properties and Accumulated Depreciation":


                                             Years Ended December 31,
                                                 1997           1996
                                                   (in thousands)

Investment Properties

Balance at beginning of year                 $ 99,165        $ 97,572
   Property improvements                        1,671           1,648
   Disposal of assets                            (217)            (55)

Balance at end of year                       $100,619        $ 99,165

Accumulated Depreciation

Balance at beginning of year                 $ 55,811        $ 51,033
   Additions charged to expense                 4,965           4,811
   Disposal of assets                            (147)            (33)

Balance at end of year                       $ 60,629        $ 55,811


The aggregate cost of the real estate for Federal income tax purposes at December 31, 1997 and 1996, is $109,505,000 and $107,834,000 respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1997 and 1996, is $71,406,000 and $67,603,000, respectively.

NOTE F - INVESTMENT IN JOINT VENTURE

Condensed balance sheet information of the Joint Venture at December 31, 1997, is as follows (in thousands):

Assets
Cash                                         $   167
Other assets                                     175
Investment properties, net                     2,011
   Total                                     $ 2,353


Liabilities and Partners' Capital
Note payable to AMIT (Note D)                $ 1,567
Other liabilities                                693
Partners' capital                                 93
   Total                                     $ 2,353

The condensed statements of operations of the Joint Venture for the years ended December 31, 1997 and 1996, are summarized as follows:

                                         Years Ended
                                         December 31,
                                       1997          1996
                                       (in thousands)

Revenue                             $ 1,628       $ 1,417
Costs and expenses                   (1,535)       (1,567)

   Net income (loss)                $    93       $  (150)


The Partnership realized equity income of approximately $42,000 and equity loss of approximately $67,000 in the Joint Venture for the years ended December 31, 1997 and 1996, respectively.

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

In November 1995, representatives of the Joint Venture and the New Jersey DEP met and developed a plan of action to clean-up the contamination site at Princeton Meadows Golf Course. The Joint Venture has engaged an engineering firm to conduct consulting and compliance work and a second firm to perform the field work necessary for the clean-up. Field work is in process, with skimmers having been installed at three test wells on the site. These skimmers are in place to detect any residual fuel that may still be in the ground. The expected completion date of field work should be sometime in 1999. The Joint Venture originally recorded a liability of $199,000 for the costs of the clean-up. For the year ended December 31, 1997, the Joint Venture recorded an additional liability of approximately $45,000 as an adjustment to estimated costs remaining to complete the clean-up. At December 31, 1997, the balance in the liability for clean-up costs is $60,000. Funds from the property will be used to cover this excess.

NOTE G - OPERATING LEASES

Tenants of the commercial property are responsible for their own utilities and maintenance of their space, and payment of their proportionate share of common area maintenance, utilities, insurance and real estate taxes. Tenants are generally not required to pay a security deposit. Bad debt expense has been within the Managing General Partner's expectations.

As of December 31, 1997, the Partnership had minimum future rentals under noncancellable leases with terms in excess of one year (in thousands):


                   1998                      $   580
                   1999                          564
                   2000                          491
                   2001                          428
                   2002                          419
                Thereafter                       689
                                             $ 3,171


NOTE H - ABANDONED LIMITED PARTNERSHIP UNITS

In 1996, the number of Limited Partnership Units decreased by 55 units, due to limited partners abandoning their units. In abandoning his or her Limited Partnership Unit, a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. However, during the year of abandonment, the Limited Partner will still be allocated his or her share of the income or loss. The loss per Limited Partnership Unit in the accompanying Consolidated Statements of Operations is calculated based on the number of units outstanding at the beginning of the year.

NOTE I - OTHER ITEMS

During October 1997, there was a fire on the balcony of a unit at Pickwick Place Apartments. The fire caused smoke and water damage to four units in the building. Expected insurance proceeds to be received as a result of this casualty approximate the estimated repair costs of $60,000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURES

There were no disagreements with Ernst & Young, LLP regarding the 1997 or 1996 audits of the Partnership's financial statements.

                                      PART III


ITEM 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Angeles Realty Corporation II ("ARC II" or the "Managing General Partner"), is a wholly-owned subsidiary of MAE GP Corporation (MAE GP).

Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which is an affiliate of Insignia Financial Group, Inc. ("Insignia"). Thus the Managing General Partner is now a wholly-owned subsidiary of IPT.

The names of the directors and executive officers of ARC II, their ages and the nature of all positions with ARC II presently held by them are as follows:


     Name                          Age                 Position

Carroll D. Vinson                   57             President and Director

Robert D. Long, Jr.                 30             Vice President and
                                                   Chief Accounting Officer

William H. Jarrard, Jr.             51             Vice President

Daniel M. LeBey                     32             Secretary

Kelley M. Buechler                  40             Assistant Secretary

Carroll D. Vinson has been President and Director of the Managing General Partner and President of Metropolitan Asset Enhancement, L.P. ("MAE"), and subsidiaries since August 1994. He has acted as Chief Operating Officer of IPT, since May 1997. During 1993 to August 1994, Mr. Vinson was affiliated with Crisp, Hughes & Co. (regional CPA firm) and engaged in various other investment and consulting activities which included portfolio acquisitions, asset dispositions, debt restructurings and financial reporting. Briefly, in early 1993, Mr. Vinson served as President and Chief Executive Officer of Angeles Corporation, a real estate investment firm. From 1991 to 1993, Mr. Vinson was employed by Insignia in various capacities including Managing Director - President during 1991.

Robert D. Long, Jr. has been Vice President of the Managing General Partner since August 1994. Mr. Long joined MAE in September 1993. Since 1994 he has acted as Vice President and Chief Accounting Officer of the MAE subsidiaries. Mr. Long was an accountant for Insignia until joining MAE in 1993. Prior to joining Insignia, Mr. Long was an auditor for the State of Tennessee and was associated with the accounting firm of Harsman Lewis and Associates.

William H. Jarrard, Jr. has been Vice President of the Managing General Partner since December 1992. He has acted as Senior Vice President of IPT since May 1997. Mr. Jarrard previously acted as Managing Director - Partnership Administration of Insignia from January 1991 through September 1997 and served as Managing Director - Partnership Administration and Asset Management from July 1994 until January 1996.

Daniel M. LeBey has been Secretary of the Managing General Partner since January 29, 1998 and Insignia's Assistant Secretary since April 30, 1997. Since July 1996 he has also served as Insignia's Associate General Counsel. From September 1992 until June 1996, Mr. LeBey was an attorney with the law firm of Alston & Bird LLP, Atlanta, Georgia.

Kelley M. Buechler has been Assistant Secretary of the Managing General Partner since December 1992 and Assistant Secretary of Insignia since 1991.

ITEM 10.  EXECUTIVE COMPENSATION

No direct form of compensation or remuneration was paid by the Partnership to any officer or director of ARC II. The Partnership has no plan, nor does the Partnership presently propose a plan, which will result in any remuneration being paid to any officer or director upon termination of employment. However, certain fees and other payments have been made to the Partnership's Managing General Partner and its affiliates, as described in "Item 12.", which is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 1997, no person owned of record more than 5% of Limited Partnership Units of the Partnership nor was any person known by the Partnership to own of record and beneficially, or beneficially only, more than 5% of such securities.

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

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts owed to the Managing General Partner and affiliates for the years ended December 31, 1997 and 1996, were paid or accrued:


                                                  1997          1996
                                                   (in thousands)

Property management fees                      $1,029          $ 1,033
Reimbursement for services of affiliates         431              453

Included in reimbursements for services of affiliates for the year ended December 31, 1997 and 1996, is approximately $70,000 and $33,000, respectively, of construction oversight reimbursements.

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

The Partnership may make advances to the Joint Venture as deemed appropriate by the Managing General Partner. These advances do not bear interest and do not have stated terms of repayment. At December 31, 1997, the amount of advances receivable from the Joint Venture was approximately $149,000.

Angeles Mortgage Investment Trust ("AMIT"), a real estate investment trust, holds a note receivable from the Joint Venture, which is secured by the Joint Venture's sole investment property known as the Princeton Meadows Golf Course, in the amount of approximately $1,567,000 at December 31, 1997. Interest expense on the debt secured by the Joint Venture was approximately $196,000 and $200,000 for the year ended December 31, 1997 and 1996, respectively.

In November 1992, MAE GP Corporation ("MAE GP") acquired 1,675,113 Class B Common Shares of AMIT. The terms of the Class B shares provide that they are convertible, in whole or in part, into Class A Common Shares of AMIT on the basis of 1 Class A share for every 49 Class B shares (however, in connection with the settlement agreement described in the following paragraph, MAE GP agreed not to convert the Class B shares so long as AMIT's option is outstanding). These Class B Shares entitle the holder to receive 1% of the distributions of net cash distributed by AMIT (however, in connection with the settlement agreement described in the following paragraph, MAE GP agreed to waive its right to receive dividends and distributions so long as AMIT's option is outstanding). The holder of the Class B shares is also entitled to vote on the same basis as the holders of Class A shares, providing the holder with approximately 39% of the total voting power of AMIT (unless and until converted to Class A shares, in which case the percentage of the vote controlled represented by such shares would approximate 1.3% of the total voting power of
AMIT).

As part of a settlement of certain disputes with AMIT, MAE GP granted to AMIT an option to acquire the Class B shares owned by it. This option can be exercised at the end of 10 years or when all loans made by AMIT to partnerships which were affiliated with MAE GP as of November 9, 1994 (which is the date of execution of a definitive settlement agreement), have been paid in full. In connection with such settlement, AMIT delivered to MAE GP cash in the sum of $250,000 at closing (which occurred April 14, 1995), as payment for the option. If and when the option is exercised, AMIT will be required to remit to MAE GP an additional $94,000.

Simultaneously with the grant of the option and as part of the settlement, MAE GP also executed an irrevocable proxy in favor of AMIT, which provides that the holder of the Class B shares is permitted to vote those shares on all matters except those involving transactions between AMIT and MAE GP affiliated borrowers or the election of any MAE GP affiliate as an officer or trustee of AMIT. With respect to such matters, the trustees of AMIT are required to vote (pursuant to the irrevocable proxy) the Class B shares (as a single block) in the same manner as a majority of the Class A shares are voted (to be determined without consideration of the votes of "Excess Class A Shares" (as defined in Section
6.13 of AMIT's Declaration of Trust)).

Between its acquisition of the Class B shares (in November 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 and 1996 annual meetings in connection with the election of trustees and other matters. In February 1998, MAE GP was merged into Insignia Properties Trust, and in connection with that merger, MAE GP dividended all of the Class B shares to its sole stockholder, Metropolitan Asset enhancement, L.P. ("MAE"). As a result, MAE, as the holder of the Class B shares, is now subject to the terms of the settlement agreement, option and irrevocable proxy described in the two preceding paragraphs. Neither MAE GP nor MAE has exerted and intends to exert any management control over or participate in the management of AMIT. However, subject to the terms of the proxy described below, MAE may choose to vote the Class B shares as it deems appropriate in the future.

Liquidity Assistance L.L.C., which is an affiliate of the Managing General Partner, MAE and Insignia (which provides property management and partnership administration services to the Partnership), owned 96,800 Class A shares of AMIT at December 31, 1997. These Class A shares represent approximately 2.2% of the total voting power of AMIT.

On April 3, 1997, Insignia and AMIT entered into a non-binding agreement in principle contemplating, among other things, a business combination of AMIT and Insignia Properties Trust, an entity then owned 98% by Insignia and its affiliates ("IPT"). On July 18, 1997, IPT, Insignia and MAE GP entered into a definitive merger agreement pursuant to which (subject to shareholder approval and certain other conditions, including the receipt by AMIT of a fairness opinion from its investment bankers) AMIT would be merged with and into IPT, with each Class A share and Class B share being converted into 1.625 and 0.0332 common shares of IPT, respectively. The foregoing exchange ratios are subject to adjustment to account for dividends paid by AMIT from January 1, 1997 and dividends paid by IPT from February 1, 1997. It is anticipated that Insignia and its affiliates (including MAE) would own approximately 57% of post-merger IPT when this transaction is consummated.


                                      PART IV


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:  See Exhibit Index contained herein.
    (b) No reports on Form 8-K were filed during the fourth quarter of 1997.



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


                                Angeles Partners XII
                                (A California Limited Partnership)
                                (Registrant)


                          By:   Angeles Realty Corporation II
                                Managing General Partner



                          By:   /s/ Carroll D. Vinson
                                Carroll D. Vinson
                                President, Director

                          Date: March 13, 1998



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.




/s/ Carroll D. Vinson          President and Director
Carroll D. Vinson





/s/ Robert D. Long, Jr.        Vice-President and Chief
Robert D. Long, Jr.            Accounting Officer

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

   10.17 Reinstatement and Modification Agreement dated December 31, 1997, between Angeles Partners XII, a California limited partnership, and Chase Manhattan Bank, successor by merger to Chemical Bank.

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