Form 10QSB
period 1998-03-31
ANGELES PARTNERS XII
filed 1998-05-11
CIK 720392

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT UNDER
                             SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT


                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1998


[  ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

               For the transition period from.........to.........

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
                        (in thousands, except unit data)

                                 March 31, 1998


Assets
  Cash and cash equivalents                                           $   6,629
  Receivables and deposits, net of allowance for doubtful
    accounts of $13                                                       1,725
  Restricted escrows                                                      1,176
  Other assets                                                            1,616
  Investment in, and advances of $149 to, joint venture                     139
  Investment properties:
     Land                                                  $ 10,341
     Buildings and related personal property                 90,619
                                                            100,960
     Less accumulated depreciation                          (61,858)     39,102
                                                                      $  50,387

Liabilities and Partners' Deficit
Liabilities
  Accounts payable                                                    $     656
  Tenant security deposit liabilities                                       977
  Accrued taxes                                                           1,081
  Other liabilities                                                         669
  Mortgage notes payable                                                 71,922

Partners' Deficit
  General partners                                         $   (634)
  Limited partners (44,718 units issued and
       outstanding)                                         (24,284)    (24,918)
                                                                      $  50,387


          See Accompanying Notes to Consolidated Financial Statements


b)
                              ANGELES PARTNERS XII
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                                       Three Months Ended
                                                            March 31,
                                                       1998           1997
Revenues:
  Rental income                                     $ 5,076        $ 4,892
  Other income                                          330            319
    Total revenues                                    5,406          5,211

Expenses:
  Operating                                           2,087          2,148
  General and administrative                            155            142
  Depreciation                                        1,229          1,217
  Interest                                            1,614          1,626
  Property taxes                                        573            543
    Total expenses                                    5,658          5,676

Equity in loss of joint venture                         (51)           (47)

    Net loss                                        $  (303)       $  (512)

Net loss allocated to general partners (1%)         $    (3)       $    (5)
Net loss allocated to limited partners (99%)           (300)          (507)

    Net loss                                        $  (303)       $  (512)

Net loss per limited partnership unit               $( 6.71)       $(11.34)


          See Accompanying Notes to Consolidated Financial Statements


c)
                              ANGELES PARTNERS XII
            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)


                                  Limited
                                Partnership  General     Limited
                                   Units     Partners    Partners     Total

Original capital contributions     44,773      $   1     $ 44,773    $ 44,774

Partners' deficit at
   December 31, 1997               44,718      $(631)    $(23,984)   $(24,615)

Net loss for the three months
   ended March 31, 1998                --         (3)        (300)       (303)

Partners' deficit at
   March 31, 1998                  44,718      $(634)    $(24,284)   $(24,918)


          See Accompanying Notes to Consolidated Financial Statements

                              ANGELES PARTNERS XII
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                        Three Months Ended
                                                             March 31,
                                                       1998             1997
Cash flows from operating activities:
  Net loss                                          $  (303)           $  (512)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Depreciation                                      1,229              1,217
    Amortization of discounts, loan costs, and
      leasing commissions                               111                104
    Equity in loss of joint venture                      51                 47
  Change in accounts:
    Receivables and deposits                            (51)              (125)
    Other assets                                         49                (44)
    Accounts payable                                    (35)              (122)
    Tenant security deposit liabilities                  17                 19
    Accrued taxes                                        36                 61
    Other liabilities                                  (669)               (19)

      Net cash provided by operating activities         435                626

Cash flows from investing activities:
  Property improvements and replacements               (182)              (193)
  Net receipts from restricted escrows                  129                 40
  Advances to joint venture                              --                 (6)

      Net cash used in investing activities             (53)              (159)

Cash flows used in financing activities:
  Payments on mortgage notes payable                   (212)              (192)

Net increase in cash and cash equivalents               170                275

Cash and cash equivalents at beginning of period      6,459              4,827

Cash and cash equivalents at end of period          $ 6,629            $ 5,102

Supplemental information:
  Cash paid for interest                            $ 2,142            $ 1,529

Supplemental disclosure of non-cash activity:
  Accounts payable was adjusted approximately $159,000 at March 31, 1998, for non-cash amounts in connection with property improvements and replacements.


          See Accompanying Notes to Consolidated Financial Statements


                              ANGELES PARTNERS XII
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Angeles Partners XII (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1997.

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

NOTE B - INVESTMENT IN JOINT VENTURE

The Partnership owns a 44.5% interest in the Princeton Meadows Golf Course Joint Venture ("Joint Venture"). The Partnership accounts for its interest in the Joint Venture using the equity method of accounting.

Condensed balance sheet information of the Joint Venture is summarized as follows:


                                                March 31, 1998
                                                (in thousands)
Assets
Cash                                              $   211
Other assets                                          180
Investment property, net                            1,999
  Total                                           $ 2,390

Liabilities and Partners' Deficit
Note payable to AMIT                              $ 1,567
Other liabilities                                     836
Partners' deficit                                     (13)
  Total                                           $ 2,390

The condensed statements of operations of the Joint Venture are summarized as follows:

                            Three Months Ended
                                 March 31,
                            1998           1997
                              (in thousands)

Revenue                   $  203         $  196
Costs and expenses          (317)          (302)

  Net loss                $ (114)        $ (106)

The Partnership realized equity loss of approximately $51,000 and $47,000 in the Joint Venture for the three months ended March 31, 1998, and March 31, 1997, respectively.

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

In November 1995, representatives of the Joint Venture and the New Jersey DEP met and developed a plan of action to clean-up the contamination site at Princeton Meadows Golf Course. The Joint Venture has engaged an engineering firm to conduct consulting and compliance work and a second firm to perform the field work necessary for the clean-up. Field work is in process, with skimmers having been installed at three test wells on the site. These skimmers are in place to detect any residual fuel that may still be in the ground. The expected completion date of field work should be sometime in 1999. The Joint Venture originally recorded a liability of $199,000 for the costs of the clean-up. Subsequently, in 1997, the Joint Venture recorded an additional liability of approximately $45,000 as an adjustment to estimated costs remaining to complete the clean-up. At March 31, 1998, the balance in the liability for clean-up costs is $55,000. Funds from the property will be used to cover this excess.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Managing General Partner is a wholly-owned subsidiary of Insignia Properties Trust ("IPT"), an affiliate of Insignia Financial Group, Inc. ("Insignia"). The Partnership Agreement provides for payments to affiliates for services and as reimbursement for certain expenses incurred by affiliates on behalf of the Partnership. The following amounts owed to the Managing General Partner and affiliates for the three months ended
March 31, 1998 and 1997, were paid or accrued:

                                                      1998           1997
                                                         (in thousands)

Property management fees (included in                 $255           $252
  operating expenses)
Reimbursement for services of affiliates
  (included in operating and general and
  administrative expenses)                             120            103

Included in reimbursements for services of affiliates for the period ended March 31, 1998 and 1997, is approximately $16,000 and $3,000, respectively, of construction oversight reimbursements.

For the period January 1, 1997 to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the Managing General Partner with an insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The agent assumed the financial obligations of the affiliate of the Managing General Partner which receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations was not significant.

The Partnership may make advances to the Joint Venture as deemed appropriate by the Managing General Partner. These advances do not bear interest and do not have stated terms of repayment. At March 31, 1998, the amount of advances receivable from the Joint Venture was approximately $149,000.

Angeles Mortgage Investment Trust ("AMIT"), a real estate investment trust, holds a note receivable from the Joint Venture, which is secured by the Joint Venture's sole investment property known as the Princeton Meadows Golf Course, in the amount of approximately $1,567,000 at March 31, 1998. Interest expense on the debt secured by the Joint Venture was approximately $49,000 for both the periods ended March 31, 1998 and 1997.

In November 1992, MAE GP Corporation ("MAE GP") acquired 1,675,113 Class B Common Shares of AMIT. The terms of the Class B shares provide that they are convertible, in whole or in part, into Class A Common Shares on the basis of one Class A share for every 49 Class B shares (however, in connection with the settlement agreement described in the following paragraph, MAE GP agreed not to convert the Class B shares so long as AMIT's option is outstanding). These Class B Shares entitle the holder to receive 1% of the distributions of net cash distributed by AMIT (however, in connection with the settlement agreement described in the following paragraph, MAE GP agreed to waive its right to receive dividends and distributions so long as AMIT's option is outstanding). The holder of the Class B shares is also entitled to vote on the same basis as the holders of Class A shares, providing the holder with approximately 39% of the total voting power of AMIT (unless and until converted to Class A shares, in which case the percentage of the vote controlled represented by such shares would approximate 1.3% of the total voting power of AMIT).

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

Simultaneously with the execution of the option and as part of the settlement, MAE GP also executed an irrevocable proxy in favor of AMIT, which provides that the holder of the Class B shares is permitted to vote those shares on all matters except those involving transactions between AMIT and MAE GP affiliated borrowers or the election of any MAE GP affiliate as an officer or trustee of AMIT. With respect to such matters, the trustees of AMIT are required to vote (pursuant to the irrevocable proxy) the Class B shares (as a single block) in the same manner as a majority of the Class A shares are voted (to be determined without consideration of the votes of "Excess Class A Shares" (as defined in Section 6.13 of AMIT's Declaration of Trust)).

Between its acquisition of the Class B shares (in November 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 and 1996 annual meetings in connection with the election of trustees and other matters. In February 1998, MAE GP was merged into IPT, and in connection with that merger, MAE GP dividended all of the Class B shares to its sole stockholder, Metropolitan Asset enhancement, L.P. ("MAE"). As a result, MAE, as the holder of the Class B shares, is now subject to the terms of the settlement agreement, option and irrevocable proxy described in the two preceding paragraphs. Neither MAE GP nor MAE has exerted or intends to exert any management control over or participate in the management of AMIT. However, subject to the terms of the proxy described below, MAE may choose to vote the Class B shares as it deems appropriate in the future.

Liquidity Assistance L.L.C., which is an affiliate of the Managing General Partner, MAE and Insignia (which provides property management and partnership administration services to the Partnership), owned 96,800 Class A shares of AMIT at March 31, 1998. These Class A shares represent approximately 2.2% of the total voting power of AMIT.

On April 3, 1997, Insignia and AMIT entered into a non-binding agreement in principle contemplating, among other things, a business combination of AMIT and IPT, an entity then owned 98% by Insignia and its affiliates. On July 18, 1997, IPT, Insignia and MAE GP entered into a definitive merger agreement pursuant to which (subject to shareholder approval and certain other conditions, including the receipt by AMIT of a fairness opinion from its investment bankers) AMIT would be merged with and into IPT, with each Class A share and Class B share being converted into 1.625 and 0.0332 common shares of IPT, respectively. The foregoing exchange ratios are subject to adjustment to account for dividends paid by AMIT from January 1, 1997 and dividends paid by IPT from February 1, 1997. It is anticipated that Insignia and its affiliates (including MAE) would own approximately 57% of post-merger IPT when this transaction is consummated.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the Managing General Partner of the Partnership.

On April 14, 1998, an Insignia affiliate (the "Purchaser") commenced tender offers for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 18,500 of the outstanding units of limited partnership interest in the Partnership, at $500 per Unit, net to the seller in cash, without interest, upon the terms and subject to the conditions set forth in the Offer to Purchase dated April 14, 1998 (the "Offer to Purchase") and the related Assignment of Partnership Interest attached as Exhibits (a)(1) and (a)(2), respectively, to the Tender Offer Statement on Schedule 14D-1 originally filed with the Securities and Exchange Commission on April 14, 1998. Because of the existing and potential future conflicts of interest (described in the Partnership's Statements on Schedule 14D-9 filed with the Securities and Exchange Commission), neither the Partnership nor the Managing General Partner expressed any opinion as to the Offer to Purchase and made no recommendation as to whether unit holders should tender their units in response to the Offer to Purchase. In addition, because of these conflicts of interest, including as a result of the Purchaser's affiliation with various Insignia affiliates that provide property management services to the Partnership's properties, the manner in which the Purchaser votes its limited partner interest in the Partnership may not always be consistent with the best interests of the other limited partners.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of nine apartment complexes and one commercial complex. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1998 and 1997:

                                                   Average Occupancy
Property                                            1998       1997

Briarwood Apartments                                97%         95%
Cedar Rapids, Iowa

Chambers Ridge Apartments (1)                       94%         85%
Harrisburg, Pennsylvania

Gateway Gardens Apartments (1)                      98%         91%
Cedar Rapids, Iowa

Hunters Glen - IV Apartments (1)                    97%         94%
Plainsboro, New Jersey

Hunters Glen - V Apartments (1)                     98%         93%
Plainsboro, New Jersey

Hunters Glen - VI Apartments (1)                    97%         94%
Plainsboro, New Jersey

Pickwick Place Apartments                           93%         93%
Indianapolis, Indiana

Southpointe Apartments (2)                          62%         67%
Bedford Heights, Ohio

Twin Lake Towers Apartments (3)                     99%         95%
Westmont, Illinois

Cooper Point Plaza (4)                              52%         54%
Olympia, Washington

1)The occupancy at these investment properties has increased due to the improvement of the markets in the Harrisburg, Cedar Rapids and Plainsboro areas.

2)Southpointe Apartment's low occupancy is due to delays in renovations and the poor condition of the property. The mortgage indebtedness encumbering this property was modified in December 1997. As part of the agreement, the Partnership was required to advance funds to Southpointe Apartments for capital improvement projects. As of March 31, 1998, substantially all of the improvements have been completed. The Managing General Partner expects the occupancy to improve as a result of these improvements.

3)As a result of rapid population growth in Westmont, Illinois, there is a lack of housing in the area. Consequently, Twin Lake Towers Apartments' occupancy has increased.

4)Cooper Point Plaza has been adversely affected by the moving out of several small tenants. The Managing General Partner is in the process of making several spaces "rent ready" and is also working to fill vacant spaces. Additionally, the Managing General Partner is planning major renovations for signage, landscaping, parking lot repairs, and general contract work in an effort to increase occupancy.

The Partnership incurred a net loss of $303,000 for the three months ended March 31, 1998, as compared to a net loss of $512,000 for the three months ended March 31, 1997. This decrease in net loss is primarily due to an increase in revenues for the period ended March 31, 1998.

Rental revenue has increased for the three months ended March 31, 1998, as compared to the three months ended March 31, 1997, due to average occupancy increasing or remaining consistent at all of the Partnership's residential investment properties, except Southpointe Apartments, as discussed above.
Cooper Point Plaza, the Partnership's only commercial property, also experienced a decrease in occupancy, which is discussed above.

Total expenses decreased due to a decrease in operating expenses. Operating expenses decreased at Hunters Glen Apartments - IV, V, and VI as a result of the decrease in the number of corporate units available. The expenses associated with operating these units are higher because they are fully furnished and utilities are included. Also contributing to the decrease in operating expenses was the completion of a landscaping project and less interior painting due to fewer tenants vacating their units at Hunters Glen Apartments - IV, V and VI. These decreases were partially offset by an increase in maintenance expense at Southpointe Apartments due to exterior building repairs required by the debt modification.

The Partnership has a 44.5% investment in the Princeton Meadows Golf Course Joint Venture. For the period ended March 31, 1998, the Partnership realized equity in loss of the Joint Venture of approximately $51,000, as compared to equity in loss of the Joint Venture of approximately $47,000 for the period ended March 31, 1997. The increase in net loss is attributable to an increase in maintenance expense as a result of a pond rebuilding project. This was partially offset by an increase in revenue, which can be attributed to maintenance upgrades at the golf course which have improved the appearance of the property.

Included in operating expense for the three months ended March 31, 1998, is approximately $97,000 of major repairs and maintenance mainly comprised of tennis court repairs, parking lot repairs, exterior building repairs, and window covering replacements. For the three months ended March 31, 1997, approximately $47,000 of major repairs and maintenance is included in operating expense mainly comprised of major landscaping, parking lot repairs, window covering replacements and gutter repairs.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rent, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions there is no guarantee that the Managing General Partner will be able to sustain such a plan.

At March 31, 1998, the Partnership had cash and cash equivalents of approximately $6,629,000, compared to approximately $5,102,000 at March 31, 1997. Cash and cash equivalents increased approximately $170,000 and $275,000 for the periods ended March 31, 1998 and 1997, respectively. Net cash provided by operating activities decreased for the three months ended March 31, 1998, versus the three months ended March 31, 1997. This decrease is primarily due to a decrease in other liabilities, but was partially offset by the decrease in net loss, as previously explained. The decrease in other liabilities is due to the payment made to the lender of the Southpointe mortgage to satisfy all of the accrued interest and secure the modification of the note, as explained below. Net cash used in investing activities decreased due to an increase in receipts from restricted escrows. Net cash used in financing activities resulted from principal payments made on the mortgage notes payable for the three months ended March 31, 1998.

The mortgage encumbering Southpointe Apartments was in default from April 1997 until December 31, 1997, due to non-payment of the monthly debt-service requirements. This property had increasing maintenance needs, most of which have been completed as of March 31, 1998. Historically, monthly payments of debt service had been late, as the property rents for the current month were used to pay the prior month's debt service. In February 1997, the tenants at Southpointe Apartments orchestrated a rent strike. The tenants demanded that until certain capital improvements were made at the property, rents would be held in escrow. The Managing General Partner negotiated with the attorney for the tenants regarding the tenant complaints. At December 31, 1997, certain improvements had been made and the remaining rents were released from escrow. The Managing General Partner had been unsuccessful in attempts to refinance the $11,000,000 mortgage indebtedness secured by Southpointe Apartments, which carried a maturity date of July 1999 and a stated interest rate of 8.59%. However, a modification was agreed upon at December 31, 1997, which extends the maturity date of the loan until January 2002. The modification was contingent upon the payment of all delinquent accrued interest, the installation of new boilers at the property with a cost of approximately $70,000, approximately $80,000 in capital improvements to be made over the next two years and a reduction in the management fee taken by the management company from 5% of gross revenues to 3% of gross revenues. In addition, in accordance with the mortgage agreement, the lender advanced the Partnership an additional $23,000 to be used to pay real estate taxes. This advance is secured by the mortgage agreement and accrues interest at 9%. The advance matures January 2002. In January 1998, a payment was made to the lender to satisfy all the accrued interest and secure the modification. All other terms of the debt remain the same.

The Partnership's primary source of cash is from the operations of its properties and from financing placed on such properties. Cash from these sources is utilized for property operations, capital improvements, and/or repayment of debt. The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Partnership. The Partnership indebtedness amounts to approximately $71,922,000, net of unamortized discounts, with maturity dates ranging from January 2002 to September 2012, at which point $63,822,000 of balloon payments will be due. There were no cash distributions during the three months ended March 31, 1998, or March 31, 1997. There are no material restrictions upon the Partnership's present or future ability to make distributions in accordance with the provisions of the Partnership Agreement. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales, and cash reserves.

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

Other

Certain items discussed in this quarterly report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this quarterly report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDING

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The Plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and its affiliates of interests in certain general partner entities, past tender offers by Insignia affiliates to acquire limited partnership units, the management of partnerships by Insignia affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. The Managing General Partner was only recently served with the complaint which it believes to be without merit, and intends to vigorously defend the action.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature. The Managing General Partner believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition or operations of the Partnership.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      a)   Exhibits:

           Exhibit 27 is filed as an exhibit to this report.

      b)   Reports on Form 8-K:

           None filed during the three months ended March 31, 1998.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         ANGELES PARTNERS XII

                         By:  Angeles Realty Corporation II
                              Managing General Partner


                         By:  /s/Carroll D. Vinson
                              Carroll D. Vinson
                              President/Director


                         By:  /s/Robert D. Long
                              Robert D. Long
                              Vice President/CAO


                         Date:  May 11, 1998