Form 10QSB
period 1998-06-30
ANGELES PARTNERS XII
filed 1998-08-06
CIK 720392

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


                  For the quarterly period ended June 30, 1998


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
                        (in thousands, except unit data)

                                 June 30, 1998


Assets
  Cash and cash equivalents                                         $  6,891
  Receivables and deposits, net of allowance for doubtful
    accounts of $14                                                    1,828
  Restricted escrows                                                   1,205
  Other assets                                                         1,506
  Investment in, and advances of $149 to, joint venture                  218
  Investment properties:
     Land                                                 $ 10,341
     Buildings and related personal property                91,033
                                                           101,374
     Less accumulated depreciation                         (63,099)   38,275
                                                                    $ 49,923
Liabilities and Partners' Deficit
Liabilities
  Accounts payable                                                  $    500
  Tenant security deposit liabilities                                    995
  Accrued property taxes                                               1,078
  Other liabilities                                                      745
  Mortgage notes payable                                              71,736

Partners' Deficit
  General partners                                        $   (636)
  Limited partners (44,718 units issued and
       outstanding)                                        (24,495)  (25,131)
                                                                    $ 49,923

          See Accompanying Notes to Consolidated Financial Statements


b)
                              ANGELES PARTNERS XII
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                    Three Months Ended     Six Months Ended
                                         June 30,              June 30,
                                      1998       1997       1998       1997
Revenues:
  Rental income                    $ 5,119    $ 4,990    $ 10,195   $  9,852
  Other income                         345        286         675        605
      Total revenues                 5,464      5,276      10,870     10,457

Expenses:
  Operating                          2,190      2,441       4,277      4,589
  General and administrative           155        111         310        253
  Depreciation                       1,241      1,227       2,470      2,444
  Interest                           1,605      1,696       3,219      3,322
  Property taxes                       565        503       1,138      1,046
  Bad debt recovery, net                --        (27)         --        (57)
      Total expenses                 5,756      5,951      11,414     11,597

Equity in income of joint venture       79         81          28         34

      Net loss                     $  (213)   $  (594)   $   (516)  $ (1,106)

Net loss allocated to
  general partners (1%)            $    (2)   $    (6)   $     (5)  $    (11)
Net loss allocated to
  limited partners (99%)              (211)      (588)       (511)    (1,095)

      Net loss                     $  (213)   $  (594)   $   (516)  $ (1,106)

Net loss per limited
   partnership unit                $ (4.72)   $(13.15)   $ (11.43)  $ (24.49)

          See Accompanying Notes to Consolidated Financial Statements


c)
                              ANGELES PARTNERS XII
            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)



                                   Limited
                                 Partnership    General    Limited
                                    Units       Partners   Partners    Total

Original capital contributions    44,773         $   1     $ 44,773   $ 44,774

Partners' deficit at
   December 31, 1997              44,718         $(631)    $(23,984)  $(24,615)

Net loss for the six months
   Ended June 30, 1998                --            (5)        (511)      (516)

Partners' deficit at
   June 30, 1998                  44,718         $(636)    $(24,495)  $(25,131)


          See Accompanying Notes to Consolidated Financial Statements


                              ANGELES PARTNERS XII
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                          Six Months Ended
                                                              June 30,
                                                           1998       1997
Cash flows from operating activities:
  Net loss                                               $  (516)   $(1,106)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Depreciation                                           2,470      2,444
    Amortization of discounts, loan costs, and
      leasing commissions                                    213        208
    Bad debt recovery, net                                    --        (57)
    Equity in income of joint venture                        (28)       (34)
    Casualty loss                                             12         --
  Change in accounts:
    Receivables and deposits                                (154)       236
    Other assets                                              85       (145)
    Accounts payable                                         (30)       (57)
    Tenant security deposit liabilities                       35         18
    Accrued property taxes                                    33       (115)
    Other liabilities                                       (593)       311

      Net cash provided by operating activities            1,527      1,703

Cash flows from investing activities:
  Property improvements and replacements                    (755)      (600)
  Net receipts from (deposits to) restricted escrows         100        (33)
  Advances to joint venture                                   --         (6)
  Net payments related to casualty loss                      (14)        --

      Net cash used in investing activities                 (669)      (639)

Cash flows used in financing activities:
  Payments on mortgage notes payable                        (426)      (387)

Net increase in cash and cash equivalents                    432        677

Cash and cash equivalents at beginning of period           6,459      4,827

Cash and cash equivalents at end of period               $ 6,891    $ 5,504

Supplemental information:
  Cash paid for interest                                 $ 3,650    $ 2,817

Supplemental disclosure of non-cash activity:
   At June 30, 1998, in connection with a fire at Pickwick Place Apartments, accounts payable was adjusted by approximately $2,000 for non-cash activity.

          See Accompanying Notes to Consolidated Financial Statements

                              ANGELES PARTNERS XII
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Angeles Partners XII (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1997.

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

Condensed balance sheet information of the Joint Venture is summarized as follows:


                                                June 30, 1998
                                               (in thousands)
Assets
Cash                                             $   292
Other assets                                         282
Investment property, net                           2,042
  Total                                          $ 2,616

Liabilities and Partners' Capital
Note payable to AMIT                             $ 1,567
Other liabilities                                    897
Partners' capital                                    152
  Total                                          $ 2,616

The condensed statements of operations of the Joint Venture are summarized as follows:



                            Three Months Ended             Six Months Ended
                                 June 30,                      June 30,
                            1998           1997           1998           1997
                               (in thousands)                (in thousands)

Revenue                   $  541         $  545         $  744         $  741
Costs and expenses          (364)          (362)          (681)          (664)

  Net income              $  177         $  183         $   63         $   77

The Partnership realized equity income of approximately $28,000 and $34,000 in the Joint Venture for the six months ended June 30, 1998, and June 30, 1997, respectively.

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

In November 1995, representatives of the Joint Venture and the New Jersey DEP met and developed a plan of action to clean-up the contamination site at Princeton Meadows Golf Course. The Joint Venture has engaged an engineering firm to conduct consulting and compliance work and a second firm to perform the field work necessary for the clean-up. Field work is in process, with skimmers having been installed at three test wells on the site. These skimmers are in place to detect any residual fuel that may still be in the ground. The expected completion date of field work should be sometime in 1999. The Joint Venture originally recorded a liability of $199,000 for the costs of the clean-up. Subsequently, in 1997, the Joint Venture recorded an additional liability of approximately $45,000 as an adjustment to estimated costs remaining to complete the clean-up. At June 30, 1998, the balance in the liability for clean-up costs is $54,000. Funds from the property will be used to cover this excess.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Managing General Partner is a wholly-owned subsidiary of Insignia Properties Trust ("IPT"), an affiliate of Insignia Financial Group, Inc. ("Insignia"). The Partnership Agreement provides for payments to affiliates for services and as reimbursement for certain expenses incurred by affiliates on behalf of the Partnership. The following amounts owed to the Managing General Partner and affiliates for the six months ended June 30, 1998 and 1997, were paid or accrued:


                                                         1998        1997
                                                          (in thousands)

Property management fees (included in operating          $515        $510
   expenses)

Reimbursement for services of affiliates
  (included in general and administrative
  expenses)                                               219         168

Construction oversight reimbursements, included in investment properties and operating expense, were approximately $28,000 and $30,000 for the periods ended June 30, 1998 and June 30, 1997, respectively.

For the period from January 1, 1997 to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the Managing General Partner with an insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The agent assumed the financial obligations of the affiliate of the Managing General Partner which receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations was not significant.

The Partnership may make advances to the Joint Venture as deemed appropriate by the Managing General Partner. These advances do not bear interest and do not have stated terms of repayment. At June 30, 1998, the amount of advances receivable from the Joint Venture was approximately $149,000.

Angeles Mortgage Investment Trust ("AMIT"), a real estate investment trust, holds a note receivable from the Joint Venture, which is secured by the Joint Venture's sole investment property known as the Princeton Meadows Golf Course, in the amount of approximately $1,567,000 at June 30, 1998. Interest expense on the debt secured by the Joint Venture was approximately $98,000 for both the six months ended June 30, 1998 and 1997.

In November 1992, MAE GP acquired 1,675,113 Class B Common Shares of AMIT. The terms of the Class B Shares provide that they are convertible, in whole or in part, into Class A Common Shares on the basis of one Class A Share for every 49 Class B Shares (however, in connection with the settlement agreement described in the following paragraph, MAE GP has agreed not to convert the Class B Shares so long as AMIT's option is outstanding). These Class B Shares entitle the holder to receive 1% of the distributions of net cash distributed by AMIT (however, in connection with the settlement agreement described in the following paragraph, MAE GP agreed to waive its right to receive dividends and distributions so long as AMIT's option is outstanding). The holder of the Class B Shares is also entitled to vote on the same basis as the holders of Class A Shares, providing the holder with approximately 39% of the total voting power of AMIT (unless and until converted to Class A Shares, in which case the percentage of the vote controlled represented by such shares would approximate 1.3% of the total voting power of AMIT).

As part of a settlement of certain disputes with AMIT, MAE GP granted to AMIT an option to acquire the Class B Shares owned by it. This option can be exercised at the end of 10 years or when all loans made by AMIT to partnerships which were affiliated with MAE GP as of November 9, 1994 (which is the date of execution of a definitive Settlement Agreement) have been paid in full. In connection with such settlement, AMIT delivered to MAE GP cash in the sum of $250,000 at closing (which occurred April 14, 1995) as payment for the option. If and when the option is exercised, AMIT will be required to remit to MAE GP an additional $94,000.

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

Between its acquisition of the Class B Shares (in November 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 and 1996 annual meetings in connection with the election of trustees and other matters. In February 1998, MAE GP was merged into IPT, and in connection with that merger, MAE GP dividended all of the Class B Shares to its sole stockholder, Metropolitan Asset Enhancement, L.P. ("MAE"). As a result, MAE, as the holder of the Class B Shares, is now subject to the terms of the settlement agreement, option and irrevocable proxy described in the two preceding paragraphs. Neither MAE GP nor MAE has exerted or has any current intention to exert any management control over or participate in the management of AMIT. However, subject to the terms of the proxy described below, MAE may choose to vote the Class B Shares or otherwise exercise its rights as a shareholder of AMIT as it deems appropriate in the future.

Liquidity Assistance L.L.C., which is an affiliate of the Managing General Partner, MAE and Insignia (which provides property management and partnership administration services to the Partnership), owned 96,800 Class A Shares of AMIT at June 30, 1998. These Class A Shares represent approximately 2.2% of the total voting power of AMIT.

On April 3, 1997, Insignia and AMIT entered into a non-binding agreement in principle contemplating, among other things, a business combination of AMIT and IPT, which was then owned 98% by Insignia and its affiliates. On July 18, 1997, IPT, Insignia and MAE GP entered into a definitive merger agreement pursuant to which (subject to shareholder approval and certain other conditions, including the receipt by AMIT of a fairness opinion from its investment bankers) AMIT would be merged with and into IPT, with each Class A Share and Class B Share being converted into 1.625 and 0.0332 Common Shares of IPT, respectively. The foregoing exchange ratios are subject to adjustment to account for dividends paid by AMIT from January 1, 1997 and dividends paid by IPT from February 1, 1997. It is anticipated that Insignia and its affiliates (including MAE) would own approximately 57% of post-merger IPT if this transaction is consummated.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in September or October 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the Managing General Partner of the Partnership.

On April 14, 1998, an Insignia affiliate (the "Purchaser") commenced tender offers for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 18,500 of the outstanding units of limited partnership interest in the Partnership, at $500 per Unit, net to the seller in cash, without interest, upon the terms and subject to the conditions set forth in the Offer to Purchase dated April 14, 1998 (the "Offer to Purchase") and the related Assignment of Partnership Interest attached as Exhibits (a)(1) and (a)(2), respectively, to the Tender Offer Statement on Schedule 14D-1 originally filed with the Securities and Exchange Commission on April 14, 1998. Because of the existing and potential future conflicts of interest (described in the Partnership's Statements on Schedule 14D-9 filed with the Securities and Exchange Commission), neither the Partnership nor the Managing General Partner expressed any opinion as to the Offer to Purchase and made no recommendation as to whether unit holders should tender their units in response to the Offer to Purchase. In addition, because of these conflicts of interest, including as a result of the Purchaser's affiliation with various Insignia affiliates that provide property management services to the Partnership's properties, the manner in which the Purchaser votes its limited partner interest in the Partnership may not always be consistent with the best interests of the other limited partners. In connection with this tender offer, the Purchaser acquired 8,002 units.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of nine apartment complexes and one commercial complex. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1998 and 1997:

                                                  Average Occupancy
Property                                           1998        1997

Briarwood Apartments                                97%        95%
Cedar Rapids, Iowa (1)

Chambers Ridge Apartments (1)                       93%        89%
Harrisburg, Pennsylvania

Gateway Gardens Apartments (1)                      97%        91%
Cedar Rapids, Iowa

Hunters Glen - IV Apartments (1)                    97%        95%
Plainsboro, New Jersey

Hunters Glen - V Apartments (1)                     98%        94%
Plainsboro, New Jersey

Hunters Glen - VI Apartments (1)                    97%        95%
Plainsboro, New Jersey

Pickwick Place Apartments                           94%        92%
Indianapolis, Indiana

Southpointe Apartments (2)                          65%        65%
Bedford Heights, Ohio

Twin Lake Towers Apartments (4)                     98%        95%
Westmont, Illinois

Cooper Point Plaza (3)                              53%        57%
Olympia, Washington

1)The occupancy at these investment properties has increased due to the improvement of the markets in the Harrisburg, Cedar Rapids and Plainsboro areas.

2)The mortgage indebtedness encumbering this property was modified in December 1997. As part of the agreement, the Partnership was required to advance funds to Southpointe Apartments for capital improvement projects. As of June 30, 1998, all of the improvements have been completed. Southpointe Apartment's low occupancy is due to delays in renovations and the past poor condition of the property. The Managing General Partner expects the occupancy to improve as a result of the completion of the above mentioned improvements.

3)Cooper Point Plaza has been adversely affected by the moving out of several small tenants. The Managing General Partner has entered into a contract with a potential buyer for Cooper Point Plaza subsequent to June 30, 1998. The contract is subject to due diligence and the Managing General Partner cannot assure that the sale will be consummated.

4)As a result of rapid population growth in Westmont, Illinois, there is a lack of housing in the area. Consequently, Twin Lake Towers Apartments occupancy has increased.

The Partnership incurred net losses of approximately $213,000 and $516,000 for the three and six months ended June 30, 1998, as compared to net losses of approximately $594,000 and $1,106,000 for the three and six months ended June 30, 1997. This decrease in net loss for the three and six month periods ended June 30, 1998, is primarily due to an increase in revenues and a decrease in total expenses.

Rental revenue has increased for the six months ended June 30, 1998, as compared to the six months ended June 30, 1997, due to average occupancy increasing or remaining consistent at all of the Partnership's residential investment properties. Cooper Point Plaza, the Partnership's only commercial property, experienced a decrease in occupancy, which is discussed above. Also contributing to the increase in rental revenue is an increase in average annual rental rates at eight of the ten investment properties.

Total expenses decreased due to decreases in operating expense and interest expense. Operating expenses decreased at Hunters Glen Apartments - IV, V, and VI primarily as a result of the decrease in the number of corporate units available. The expenses associated with operating these units are higher because they are fully furnished and utilities are included. Also contributing to the decrease in operating expenses was the completion of a landscaping project and less interior painting at Hunters Glen Apartments - IV, V and VI.
As occupancy has increased at this investment property, fewer tenants have vacated their units resulting in less interior painting. Also, at Gateway Gardens Apartments an exterior painting project was completed during 1997. Interest expense decreased primarily due to the modification of the mortgage encumbering Southpointe Apartments. This mortgage was in default from April 1997 until December 1997 during which time interest was accruing at the default rate of 10.59% (see discussion below). Partially offsetting these decreases was an increase in general and administrative expense primarily due to an increase in expense reimbursements.

Bad debt recovery for the six months ended June 30, 1997, results from a reduction of the reserve necessary at Cooper Point Plaza and Southpointe Apartments, based on a review of their tenants accounts receivable.

A casualty loss of approximately $12,000 has been included in operating expense at June 30, 1998, as a result of fires at Pickwick Place Apartments, Hunters Glen - V, and Hunters Glen - VI. There was also water damage at Southpointe Apartments. The estimated costs to be incurred to repair the damages approximate the estimated insurance proceeds expected to be received.

The Partnership has a 44.5% investment in the Princeton Meadows Golf Course Joint Venture. For the period ended June 30, 1998, the Partnership realized equity in income of the Joint Venture of approximately $28,000, as compared to equity in income of the Joint Venture of approximately $34,000 for the period ended June 30, 1997.

Included in operating expense for the six months ended June 30, 1998, is approximately $216,000 of major repairs and maintenance mainly comprised of major landscaping, exterior building repairs, and window covering replacements. For the six months ended June 30, 1997, approximately $205,000 of major repairs and maintenance is included in operating expense mainly comprised of major landscaping, parking lot repairs, window covering replacements and exterior painting.

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

At June 30, 1998, the Partnership had cash and cash equivalents of approximately $6,891,000, compared to approximately $5,504,000 at June 30, 1997. Cash and cash equivalents increased approximately $432,000 and $677,000 for the periods ended June 30, 1998 and 1997, respectively. Net cash provided by operating activities decreased for the six months ended June 30, 1998, versus the six months ended June 30, 1997. This decrease is primarily due to a decrease in other liabilities and an increase in receivables and deposits, but was partially offset by a decrease in other assets and the decrease in net loss, as previously explained. The decrease in other liabilities is due to the payment made to the lender of the Southpointe mortgage to satisfy all of the accrued interest and secure the modification of the note, as explained below. The increase in receivables and deposits and decrease in other assets is due to the timing of tax and insurance payments at some of the Partnership's investment properties. Net cash used in investing activities increased slightly due to an increase in property improvements and replacements, partially offset by an increase in receipts from restricted escrows. Net cash used in financing activities resulted from principal payments made on the mortgage notes payable for the six months ended June 30, 1998.

The mortgage encumbering Southpointe Apartments was in default from April 1997 until December 31, 1997, due to non-payment of the monthly debt-service requirements. This property had increasing maintenance needs, which have been completed as of June 30, 1998. Historically, monthly payments of debt service had been late, as the property rents for the current month were used to pay the prior month's debt service. In February 1997, the tenants at Southpointe Apartments orchestrated a rent strike. The tenants demanded that until certain capital improvements were made at the property, rents would be held in escrow. The Managing General Partner negotiated with the attorney for the tenants regarding the tenant complaints. At December 31, 1997, certain improvements had been made and the remaining rents were released from escrow. The Managing General Partner had been unsuccessful in attempts to refinance the $11,000,000 mortgage indebtedness secured by Southpointe Apartments, which carried a maturity date of July 1999 and a stated interest rate of 8.59%. However, a modification was agreed upon at December 31, 1997, which extends the maturity date of the loan until January 2002. The modification was contingent upon the payment of all delinquent accrued interest, the installation of new boilers at the property with a cost of approximately $70,000, approximately $80,000 in capital improvements to be made over the next two years and a reduction in the management fee taken by the management company from 5% of gross revenues to 3% of gross revenues. In addition, in accordance with the mortgage agreement, the lender advanced the Partnership an additional $23,000 to be used to pay real estate taxes. This advance is secured by the mortgage agreement and accrues interest at 9%. The advance matures January 2002. In January 1998, a payment was made to the lender to satisfy all the accrued interest and secure the modification. All other terms of the debt remain the same.

The Partnership's primary source of cash is from the operations of its properties and from financing placed on such properties. Cash from these sources is utilized for property operations, capital improvements, and/or repayment of debt. The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Partnership. The Partnership indebtedness amounts to approximately $71,736,000, net of unamortized discounts, with maturity dates ranging from January 2002 to September 2012, at which point $63,822,000 of balloon payments will be due. There were no cash distributions during the six months ended June 30, 1998, or June 30, 1997. There are no material restrictions upon the Partnership's present or future ability to make distributions in accordance with the provisions of the Partnership Agreement. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales, and cash reserves.

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



                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The Plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and its affiliates of interests in certain general partner entities, past tender offers by Insignia affiliates to acquire limited partnership units, the management of partnerships by Insignia affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. The Managing General Partner believes the action to be without merit, and intends to vigorously defend it.
On June 24, 1998, the Managing General Partner filed a motion seeking dismissal of the action.

In July 1998, a limited partner of the Partnership commenced an action in the Circuit Court for Jackson County, Missouri entitled BOND PURCHASE LLC V. ANGELES PARTNERS XII, ET AL. The complaint claims that the Partnership and an affiliate of the Managing General Partner breached certain contractual and fiduciary duties allegedly owed to the claimant and seeks damages and injunctive relief. The Managing General Partner believes the claims to be without merit and intends to vigorously defend the claims.

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

      b)    Reports on Form 8-K:

            None filed during the six months ended June 30, 1998.



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


                         Date: August 6, 1998