Form 10QSB
period 1998-09-30
ANGELES PARTNERS XII
filed 1998-11-13
CIK 720392

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


               For the quarterly period ended September 30, 1998


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

                     55 Beattie Place, Post Office Box 1089
                        Greenville, South Carolina 29602
                    (Address of principal executive offices)


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
                        (in thousands, except unit data)

                               September 30, 1998



Assets
  Cash and cash equivalents                                         $  7,095
  Receivables and deposits, net of allowance for
    doubtful accounts of $17                                           1,778
  Restricted escrows                                                   1,239
  Other assets                                                         1,481
  Investment in, and advances of $149 to, joint venture                  250
  Investment properties:
     Land                                                 $ 10,341
     Buildings and related personal property                91,415
                                                           101,756
     Less accumulated depreciation                         (64,000)   37,756
                                                                    $ 49,599
Liabilities and Partners' Deficit
Liabilities
  Accounts payable                                                  $    762
  Tenant security deposit liabilities                                    960
  Accrued property taxes                                               1,108
  Other liabilities                                                      835
  Mortgage notes payable                                              71,549

Partners' Deficit
  General partners                                        $   (641)
  Limited partners (44,718 units issued and
       outstanding)                                        (24,974)  (25,615)
                                                                    $ 49,599

          See Accompanying Notes to Consolidated Financial Statements


b)
                              ANGELES PARTNERS XII
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                  Three Months Ended     Nine Months Ended
                                      September 30,         September 30,
                                    1998       1997       1998       1997
Revenues:
  Rental income                   $ 5,156    $ 4,970    $15,351    $14,822
  Other income                        405        371      1,080        976
      Total revenues                5,561      5,341     16,431     15,798

Expenses:
  Operating                         2,358      2,276      6,623      6,865
  General and administrative          153        127        463        380
  Depreciation                      1,250      1,250      3,720      3,694
  Interest                          1,604      1,685      4,823      5,007
  Property taxes                      571        573      1,709      1,619
  Loss on disposal of property        141         28        153         28
  Bad debt recovery, net               --        (92)        --       (149)
      Total expenses                6,077      5,847     17,491     17,444

Equity in income of joint venture      32         76         60        110

      Net loss                    $  (484)   $  (430)   $(1,000)   $(1,536)

Net loss allocated to
  general partners (1%)           $    (5)   $    (4)   $   (10)   $   (15)
Net loss allocated to
  limited partners (99%)             (479)      (426)      (990)    (1,521)

      Net loss                    $  (484)   $  (430)   $(1,000)   $(1,536)

Net loss per limited
  partnership unit                $(10.71)   $ (9.53)   $(22.14)   $(34.01)

          See Accompanying Notes to Consolidated Financial Statements


c)
                              ANGELES PARTNERS XII
            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)



                                   Limited
                                 Partnership   General   Limited
                                    Units     Partners   Partners   Total

Original capital contributions    44,773      $     1   $ 44,773   $ 44,774

Partners' deficit at
   December 31, 1997              44,718      $  (631)  $(23,984)  $(24,615)

Net loss for the nine months
   ended September 30, 1998           --          (10)      (990)    (1,000)

Partners' deficit at
   September 30, 1998             44,718      $  (641)  $(24,974)  $(25,615)

          See Accompanying Notes to Consolidated Financial Statements


                              ANGELES PARTNERS XII
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                          Nine Months Ended
                                                            September 30,
                                                           1998      1997
Cash flows from operating activities:
  Net loss                                                $(1,000)  $(1,536)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Depreciation                                            3,720     3,694
    Amortization of discounts, loan costs, and
      leasing commissions                                     319       326
    Bad debt recovery, net                                     --      (149)
    Equity in income of joint venture                         (60)     (110)
    Loss on disposal of properties                            153        28
  Change in accounts:
    Receivables and deposits                                 (104)      465
    Other assets                                               37      (155)
    Accounts payable                                          232      (401)
    Tenant security deposit liabilities                        --        29
    Accrued property taxes                                     63      (107)
    Other liabilities                                        (503)      554

      Net cash provided by operating activities             2,857     2,638

Cash flows from investing activities:
  Property improvements and replacements                   (1,624)     (981)
  Net receipts from restricted escrows                         66        68
  Advances to joint venture                                    --        (6)
  Net payments related to casualty loss                       (17)       --

      Net cash used in investing activities                (1,575)     (919)

Cash flows used in financing activities:
  Payments on mortgage notes payable                         (646)     (585)

Net increase in cash and cash equivalents                     636     1,134

Cash and cash equivalents at beginning of period            6,459     4,827

Cash and cash equivalents at end of period                $ 7,095   $ 5,961

Supplemental information:
  Cash paid for interest                                  $ 5,153   $ 4,183

          See Accompanying Notes to Consolidated Financial Statements


Supplemental disclosure of non-cash activity:
   At September 30, 1998, in connection with a fire at Pickwick Place Apartments, accounts payable was adjusted by approximately $2,000 for non-cash activity.



                              ANGELES PARTNERS XII
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Angeles Partners XII (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1997.

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of the Partnership include its 99% limited partnership interest in Hunters Glen AP XII LP, Hunters Glen Phase I AP XII LP, Hunters Glen GP LP, AP XII Associates LP, and Pickwick Place AP XII LP. The Partnership may remove the General Partner of these limited partnerships; therefore, these partnerships are deemed controlled and therefore, consolidated by the Partnership. All significant interpartnership balances have been eliminated. Minority interest is immaterial and not shown separately in the financial statements.

NOTE B - INVESTMENT IN JOINT VENTURE

The Partnership owns a 44.5% interest in the Princeton Meadows Golf Course Joint Venture ("Joint Venture"). The Partnership accounts for its interest in the Joint Venture using the equity method of accounting.

Condensed balance sheet information of the Joint Venture is summarized as follows:


                                     September 30, 1998
                                       (in thousands)
Assets
Cash                                    $   357
Other assets                                268
Investment property, net                  2,039
  Total                                 $ 2,664

Liabilities and Partners' Capital
Note payable to AMIT                    $ 1,567
Other liabilities                           852
Partners' capital                           245
  Total                                 $ 2,664


The condensed statements of operations of the Joint Venture are summarized as follows:


                       Three Months Ended       Nine Months Ended
                          September 30,           September 30,
                        1998        1997         1998        1997
                         (in thousands)          (in thousands)

Revenue                $   575     $   620     $ 1,319     $ 1,361
Costs and expenses        (490)       (449)     (1,171)     (1,113)

  Net income           $    85     $   171     $   148     $   248

The Partnership realized equity income of approximately $60,000 and $110,000 in the Joint Venture for the nine months ended September 30, 1998, and September 30, 1997, respectively.

The Princeton Meadows Golf Course property had an underground fuel storage tank that was removed in 1992. This fuel storage tank caused contamination to the area. Management installed monitoring wells in the area where the tank was formerly buried. Some samples from these wells indicated lead and phosphorous readings that were higher than the range prescribed by the New Jersey Department of Environmental Protection ("DEP"). The Joint Venture notified the DEP of the findings when they were first discovered. However, the DEP did not give any directives as to corrective action until late 1995.

In November 1995, representatives of the Joint Venture and the DEP met and developed a plan of action to clean-up the contamination site at Princeton Meadows Golf Course. The Joint Venture has engaged an engineering firm to conduct consulting and compliance work and a second firm to perform the field work necessary for the clean-up. Field work is in process with skimmers having been installed at three test wells on the site. These skimmers are in place to detect any residual fuel that may still be in the ground. The expected completion date of field work should be sometime in 1999. The Joint Venture originally recorded a liability of $199,000 for the costs of the clean-up. Subsequently, in 1997, the Joint Venture recorded an additional liability of approximately $45,000 as an adjustment to estimated costs remaining to complete the clean-up. At September 30, 1998, the balance in the liability for clean-up costs is $54,000. Funds from the property will be used to cover this excess.

Representatives of the Joint Venture have entered into negotiations with a potential buyer for the Princeton Meadows Golf Course. However, the contract for the sale has not been finalized and Joint Venture Representatives cannot assure that the sale will be consummated.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership's partnership agreement provides for payments to affiliates for services and as reimbursement for certain expenses incurred by affiliates on behalf of the Partnership. The following amounts owed to the Managing General Partner and affiliates for the nine months ended September 30, 1998 and 1997, were paid or accrued:


                                                     1998        1997
                                                      (in thousands)

Property management fees (included in operating      $776        $771
 expenses)
Reimbursement for services of affiliates
 (included in general and administrative
 expenses)                                            395         309

Construction oversight reimbursements, included in investment properties and operating expense, were approximately $62,000 and $45,000 for the periods ended September 30, 1998 and September 30, 1997, respectively.

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

Angeles Mortgage Invest Trust ("AMIT"), a real estate investment trust, provides financing (the "AMIT Loans") to the Princeton Meadows Golf Course Joint Venture. The AMIT Loan had a principal balance of $1,567,000 at September 30, 1998, accrues interest at a rate of 12.5% per annum and matures on September 1, 2000, at which time the outstanding balance and any unpaid interest is due. Interest expense on the debt secured by the Joint Venture was approximately $147,000 for both of the nine months ended September 30, 1998 and 1997, respectively.
Accrued interest was $18,000 at September 30, 1998. Pursuant to a series of transactions, affiliates of the Managing General Partner acquired ownership interests in AMIT. On September 17, 1998, AMIT was merged with and into Insignia Properties Trust ("IPT"), the entity which controls the Managing General Partner. As a result, IPT became the holder of the AMIT Loan.

The Partnership may make advances to the Joint Venture as deemed appropriate by the Managing General Partner. These advances do not bear interest and do not have stated terms of repayment. At September 30, 1998, the amount of advances receivable from the Joint Venture was approximately $149,000.

On April 14, 1998, an affiliate of the Managing General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 18,500 of the outstanding units of limited partnership interest in the Partnership, at $500 per Unit, net to the seller in cash. In connection with this tender offer, the Purchaser acquired 8,002 units.

On August 13, 1998, the purchaser commenced a second tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 12,000 of the outstanding units of limited partnership interest in the Partnership at $600 per Unit, net to the seller in cash. The expiration date for the tender offers was subsequently extended to November 16, 1998.

NOTE D - LOSS ON DISPOSAL OF PROPERTIES

In June 1998, there was a fire at Pickwick Place Apartments which extensively damaged 12 apartment units. As a result, the Partnership recorded a loss on disposal of property of approximately $79,000. In addition, there were two smaller fires in May 1998 at Hunters Glen V and Hunters Glen VI which resulted in losses on disposal of properties for approximately $2,000 and $4,000, respectively. There was also some water damage at Southpointe Apartments which resulted in damages of approximately $10,000. Finally, in the third quarter of 1998, a loss on disposal of properties was recorded at Chambers Ridge Apartments and Twin Lake Towers Apartments for approximately $35,000 and $23,000, respectively, as the result of re-roofing projects at both investment properties. The losses occurred due to the write-off of the old roofs that were not fully depreciated upon completion of the new roofing projects.

For the nine months ended September 30, 1997, a loss on disposal of properties of approximately $28,000 was recorded as the result of balcony replacements at Twin Lake Towers and carport replacements at Pickwick Place for approximately $10,000 and $18,000, respectively.

NOTE E - TRANSFER OF CONTROL - SUBSEQUENT EVENT

On October 1, 1998, Insignia Financial Group, Inc. completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control of the Managing General Partner. In addition, AIMCO also acquired approximately 51% of the outstanding common shares of beneficial interest of IPT. Also, effective October 1, 1998 IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares. AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of nine apartment complexes and one commercial complex. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1998 and 1997:

                                              Average Occupancy
Property                                       1998        1997

Briarwood Apartments                            97%        96%
Cedar Rapids, Iowa (1)

Chambers Ridge Apartments (1)                   92%        91%
Harrisburg, Pennsylvania

Gateway Gardens Apartments (1)                  97%        93%
Cedar Rapids, Iowa

Hunters Glen - IV Apartments (1)                97%        96%
Plainsboro, New Jersey

Hunters Glen - V Apartments (1)                 97%        95%
Plainsboro, New Jersey

Hunters Glen - VI Apartments                    96%        96%
Plainsboro, New Jersey

Pickwick Place Apartments (1)                   94%        92%
Indianapolis, Indiana

Southpointe Apartments (2)                      69%        63%
Bedford Heights, Ohio

Twin Lake Towers Apartments                     96%        96%
Westmont, Illinois

Cooper Point Plaza (3)                          53%        55%
Olympia, Washington

1) The occupancy at these investment properties has increased due to the improvement of the markets in the Indianapolis, Harrisburg, Cedar Rapids and Plainsboro areas, an increased emphasis on resident relations and improved marketing efforts by property managers.

2) The mortgage indebtedness encumbering this property was modified in December 1997. As part of the agreement, the Partnership was required to advance funds to Southpointe Apartments for capital improvement projects. As of September 30, 1998, all of the improvements have been completed. Southpointe Apartment's low occupancy is due to delays in renovations and the past poor condition of the property. The appearance of the property has improved dramatically since September 1997 resulting in the increased occupancy.

3) Cooper Point Plaza has been adversely affected by the moving out of several tenants who, on average, occupied less than 2% of the total leasable space. The Managing General Partner has entered into a contract with a potential buyer for Cooper Point Plaza. The contract is subject to due diligence and the Managing General Partner cannot assure that the sale will be consummated.

The Partnership incurred net losses of approximately $484,000 and $1,000,000 for the three and nine months ended September 30, 1998, as compared to net losses of approximately $430,000 and $1,536,000 for the three and nine months ended September 30, 1997. This decrease in net loss for the nine month period ended September 30, 1998 is primarily due to an increase in revenues and a decrease in operating expenses, partially offset by an increase in the loss on disposal of property and property taxes.

Rental revenue increased for the nine months ended September 30, 1998, as compared to the nine months ended September 30, 1997 due to an increase in average occupancy at seven of the Partnership's nine residential investment properties. Cooper Point Plaza, the Partnership's only commercial property, experienced a decrease in occupancy, which is discussed above. Also contributing to the increase in rental revenue is an increase in average annual rental rates at all ten investment properties.

The loss on disposal of property is attributable to a fire in June 1998 at Pickwick Place Apartments which extensively damaged 12 apartment units. As a result, the Partnership recorded a loss on disposal of property for approximately $79,000. In addition, there were two smaller fires in May 1998 at Hunters Glen V and Hunters Glen VI which resulted in losses on disposal of properties for approximately $2,000 and $4,000, respectively. There was also some water damage at Southpointe Apartments which resulted in damage of approximately $10,000. Finally, in the third quarter of 1998, a loss on disposal of properties was recorded at Chambers Ridge Apartments and Twin Lake Towers Apartments for approximately $35,000 and $23,000, respectively, as the result of re-roofing projects at both investment properties. The losses occurred due to the write-off of the old roofs that were not fully depreciated upon completion of the new roofing projects.

For the nine months ended September 30, 1997, a loss on disposal of properties of approximately $28,000 was recorded as the result of balcony replacements at Twin Lake Towers and carport replacements at Pickwick Place for approximately $10,000 and $18,000, respectively.

Total expenses, excluding bad debt recovery, decreased for the nine months ended September 30, 1998 as compared to the same period in 1997 due to decreases in operating expense and interest expense. Operating expenses decreased at Hunters Glen Apartments - IV, V, and VI primarily as a result of the decrease in the number of corporate units available. The expenses associated with operating these units are higher because they are fully furnished and utilities are included. Also contributing to the decrease in operating expenses was the completion of a landscaping project and less interior painting at Hunters Glen Apartments - IV, V and VI. As occupancy has increased at this investment property, fewer tenants have vacated their units resulting in less interior painting. Also, at Gateway Gardens Apartments an exterior painting project was completed during 1997. Interest expense decreased primarily due to the modification of the mortgage encumbering Southpointe Apartments. This mortgage was in default from April 1997 until December 1997 during which time interest was accruing at the default rate of 10.59% (see discussion below). Partially offsetting these decreases was an increase in general and administrative expense primarily due to an increase in expense reimbursements to affiliates of the Managing General Partner.

Bad debt recovery for the nine months ended September 30, 1997 resulted from a reduction of the reserve necessary at Cooper Point Plaza and Southpointe Apartments based on a review of their tenants accounts receivable.

The increase in net loss for the three months ended September 30, 1998, compared to the same period in 1997 is due to an increase in operating expense, general and administrative expense and the loss on disposal of properties, as previously discussed. Partially offsetting the increased expenses is an increase in rental revenue. The increase in operating expense is primarily due to an increase in major landscaping and exterior building improvements during the three month period in 1998. The increase in general and administrative expense is due to higher expense reimbursements to affiliates of the Managing General Partner and increased administrative costs.

The Partnership has a 44.5% investment in the Princeton Meadows Golf Course Joint Venture. For the period ended September 30, 1998, the Partnership realized equity in income of the Joint Venture of approximately $60,000, as compared to equity in income of the Joint Venture of approximately $110,000 for the period ended September 30, 1997. Representatives of the Joint Venture have entered into negotiations with a potential buyer for the Princeton Meadows Golf Course. However, the contract for the sale has not been finalized and Joint Venture Representatives cannot assure that the sale will be consummated.

Included in operating expense for the nine months ended September 30, 1998, is approximately $385,000 of major repairs and maintenance mainly comprised of major landscaping, exterior building repairs, and window covering replacements. For the nine months ended September 30, 1997, approximately $272,000 of major repairs and maintenance is included in operating expense mainly comprised of major landscaping, parking lot repairs, window covering replacements and exterior painting.

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

At September 30, 1998, the Partnership had cash and cash equivalents of approximately $7,095,000, compared to approximately $5,961,000 at September 30, 1997. Cash and cash equivalents increased approximately $636,000 and $1,134,000 for the periods ended September 30, 1998 and 1997, respectively. Net cash provided by operating activities increased for the nine months ended September 30, 1998, versus the nine months ended September 30, 1997. This increase is primarily due to an increase in accounts payable and a decrease in the net loss, as previously explained, but was partially offset by a decrease in other liabilities and an increase in receivables and deposits. The decrease in other liabilities is due to the payment made to the lender of the Southpointe mortgage to satisfy all of the accrued interest and to secure the modification of the note, as explained below. The increase in receivables and deposits is due to the timing of tax and insurance payments at some of the Partnership's investment
properties.   Net cash used in investing activities increased due to an increase in property improvements and replacements. Net cash used in financing activities resulted from principal payments made on the mortgage notes payable for the nine months ended September 30, 1998.

The mortgage encumbering Southpointe Apartments was in default from April 1997 until December 31, 1997 due to non-payment of the monthly debt-service requirements. This property had increasing maintenance needs which have been completed as of September 30, 1998. Historically, monthly payments of debt service had been late as the property rents for the current month were used to pay the prior month's debt service. In February 1997, the tenants at Southpointe Apartments orchestrated a rent strike. The tenants demanded that until certain capital improvements were made at the property, rents would be held in escrow. At December 31, 1997, certain improvements had been made and the remaining rents were released from escrow. The Managing General Partner had been unsuccessful in attempts to refinance the $11,000,000 mortgage indebtedness secured by Southpointe Apartments, which carried a maturity date of July 1999 and a stated interest rate of 8.59%. However, a modification was agreed upon at December 31, 1997 which extends the maturity date of the loan until January 2002. The modification was contingent upon the payment of all delinquent accrued interest, the installation of new boilers at the property with a cost of approximately $70,000, approximately $80,000 in capital improvements to be made over the next two years and a reduction in the management fee taken by the management company from 5% of gross revenues to 3% of gross revenues. In addition, in accordance with the mortgage agreement, the lender advanced the Partnership an additional $23,000 to be used to pay real estate taxes. This advance is secured by the mortgage agreement and accrues interest at 9%. The advance matures January 2002. In January 1998, a payment was made to the lender to satisfy all the accrued interest and secure the modification. All other terms of the debt remain the same.

The Partnership's primary source of cash is from the operations of its properties and from financing placed on such properties. Cash from these sources is utilized for property operations, capital improvements, and/or repayment of debt. The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with federal, state and local legal and regulatory requirements. The Managing General Partner is currently assessing the need for capital improvements at each of the Partnership's properties. To the extent that additional capital improvements are required, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term. The Partnership indebtedness amounts to approximately $71,549,000, net of unamortized discounts, with maturity dates ranging from January 2002 to September 2012, with a balloon payment totaling $63,822,000. The Managing General Partner will attempt to refinance such remaining indebtedness or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure. There were no cash distributions during the nine months ended September 30, 1998, or September 30, 1997. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales, and the availability of cash reserves. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations to permit distributions to its partners in 1998 or subsequent periods.

Transfer of Control - Subsequent Event

On October 1, 1998, Insignia Financial Group, Inc. completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control of the Managing General Partner. In addition, AIMCO also acquired approximately 51% of the outstanding common shares of beneficial interest of Insignia Properties Trust ("IPT"), the entity which controls the Managing General Partner. Also, effective October 1, 1998 IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares. AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

Year 2000

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Partnership is dependent upon the Managing General Partner and its affiliates for management and administrative services ("Managing Agent"). Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Managing Agent and the Partnership.

Status of Progress in Becoming Year 2000 Compliant

The Managing Agent's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. To date, the Managing Agent has fully completed its assessment of all information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phase on both hardware and software systems. Assessments are continuing in regards to embedded systems in operating equipment. The Managing Agent anticipates having all phases complete by June 1, 1999.

In addition to the areas the Partnership is relying on the Managing Agent to verify compliance with, the Partnership has certain operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. The focus of the Managing General Partner was to the security systems, elevators, heating-ventilation-air-conditioning systems, telephone systems and switches, and sprinkler systems. The Managing General Partner is currently engaged in the identification of all non-compliant operational systems, and is in the process of estimating the costs associated with any potential modifications or replacements needed to such systems in order for them to be Year 2000 compliant. It is not expected that such costs would have a material adverse affect upon the operations of the Partnership.

Risk Associated with the Year 2000

The Managing General Partner believes that the Managing Agent has an effective program in place to resolve the Year 2000 issue in a timely manner and has appropriate contingency plans in place for critical applications that could
affect the Partnership's operations.   To date, the Managing General Partner  is
not aware of any external agent with a Year 2000 issue that would materially impact the Partnership's results of operations, liquidity or capital resources. However, the Managing General Partner has no means of ensuring that external agents will be Year 2000 compliant. The Managing General Partner does not believe that the inability of external agents to complete their Year 2000 resolution process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

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

                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDING

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint which are schedule to be heard on January 8, 1999. The Managing General Partner believes this action to be without merit, and intends to vigorously defend it.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled EVEREST PROPERTIES, LLC. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California, county of Los Angeles. The action involves 44 real estate limited partnership (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). The complaint names as defendants Insignia, several Insignia Affiliates alleged to be managing partners of the Subject Partnerships, the Partnership and the Managing General Partner. Plaintiffs allege that they have requested from, but have been denied by each of the Subject Partnerships, lists of their respective limited partners for the purpose of making tender offers to purchase up to 4.9% of the limited partner units of each of the Subject Partnerships. The complaint also alleges that certain of the defendants made tender offers to purchase limited partner units in many of the Subject Partnerships, with the alleged result that plaintiffs have been deprived of the benefits they would have realized from ownership of the additional units. The plaintiffs assert eleven causes of action, including breach of contract, unfair business practices, and violations of the partnership statutes of the states in which the Subject Partnerships are organized. Plaintiffs seek compensatory, punitive and treble damages. The Managing General Partner filed an answer to the complaint on September 15, 1998. The Managing General Partner believes the claims to be without merit and intends to defend the action vigorously.

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

       b) Reports on Form 8-K:

          None filed during the nine months ended September 30, 1998.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               ANGELES PARTNERS XII

                               By: Angeles Realty Corporation II
                                   Managing General Partner


                               By: /s/Patrick Foye
                                   Patrick Foye
                                   Executive Vice President


                               By: /s/Timothy R. Garrick
                                   Timothy R. Garrick
                                   Vice President - Accounting
                                   (Duly Authorized Officer)

                               Date:  November 13, 1998