Form 10KSB
period 1998-12-31
ANGELES PARTNERS XII
filed 1999-03-31
CIK 720392

FORM 10-KSB-ANNUAL OR TRANSITIONAL REPORT UNDER
                              SECTION 13 OR 15(D)

                                  FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                  For the fiscal year ended December 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

             For the transition period from __________to___________

                         Commission file number 0-13309

                              ANGELES PARTNERS XII
                 (Name of small business issuer in its charter)
        California                                                95-3903623
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                        55 Beattie Place, P.O. Box 1089
                       Greenville, South Carolina  29602
                    (Address of principal executive offices)

                  Issuer's telephone number   (864)  239-1000

         Securities registered under Section 12(b) of the Exchange Act:
                                      None
         Securities registered under Section 12(g) of the Exchange Act:
                           Limited Partnership Units
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.X]

State issuer's revenues for its most recent fiscal year.  $22,411,000

State the aggregate market value of the voting partnership interests held by nonaffiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1998. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

Angeles Partners XII (the "Partnership" or the "Registrant") is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act on May 26, 1983. The Partnership's Managing General Partner is Angeles Realty Corporation II ("ARC II" or the "Managing General Partner"), a California corporation and wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which was an affiliate of Insignia Financial Group, Inc. ("Insignia"). Effective February 26, 1999, IPT was merged into Apartment Investment and Management Company ("AIMCO"). Thus the Managing General Partner is now a wholly-owned subsidiary of AIMCO. The Elliott Accommodation Trust and the Elliott Family Partnership, a California limited partnership, were the Non-Managing General Partners. Effective December 31, 1997, the Elliott Family Partnership, Ltd., acquired the Elliott Accommodation Trust's general partner interest in the Registrant. The Managing General Partner and the Non-Managing General Partner are herein collectively referred to as the "General Partners". The Partnership Agreement provides that the Partnership is to terminate on December 31, 2035 unless terminated prior to such date.

Commencing May 26, 1983, the Registrant offered pursuant to a Registration Statement filed with the Securities and Exchange Commission up to 80,000 Units of Limited Partnership Interest at a purchase price of $1,000 per Unit with a minimum purchase of 5 Units. The Managing General Partner contributed capital in the amount of $1,000 for a 1% interest in the Partnership. The offering terminated on February 13, 1985. Upon termination of the offering, the Registrant had sold 44,773 units aggregating $44,773,000.

The Registrant is engaged in the business of operating and holding real properties for investment. In 1984 and 1985 during its acquisition phase, the Registrant acquired ten existing apartment properties and one existing commercial property. During 1991, the Registrant acquired a 44.5% general partnership interest in a joint venture along with two other related limited partnerships. In 1990, the Registrant lost one of its apartment properties to foreclosure. As of December 31, 1998, the Partnership continues to own and operate ten investment properties and a general partnership interest in an eleventh property. On January 4, 1999, subsequent to the Partnership's fiscal year end, the Partnership sold its only commercial property to an unaffiliated third party. The Partnership also had a 44.5% investment in Princeton Meadows Golf Course Joint Venture ("Joint Venture"). On February 26, 1999, the Joint Venture sold its only investment property, Princeton Meadows Golf Course, to an unaffiliated third party (See "Subsequent Events" below and "Item 2, Description of Properties").

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

The Registrant has no full time employees. The Managing General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. Limited Partners and the Non-Managing General Partner have no right to participate in the management or conduct of such business and affairs. An affiliate of the Managing General Partner provides property management services for the Partnership's residential properties and the Partnership's commercial property until October 1, 1998. Effective October 1, 1998, property management services were performed at the Partnership's commercial property by an unrelated party.

The real estate business in which the Partnership is engaged is highly competitive. There are other residential and commercial properties within the market area of the Registrant's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the Managing General Partner in such market area, could have a material effect on the rental market for apartments and commercial space owned by the Registrant and the rents that may be charged for such apartments and space. While the Managing General Partner and its affiliates are a significant factor in the United States in the apartment industry, competition for the apartments is local. In addition, various limited partnerships have been formed by the Managing General Partner and/or affiliates to engage in business which may be competitive with the Registrant.

Both the income and expenses of operating the remaining properties owned by the Partnership are subject to factors outside of the Partnership's control, such as an oversupply of similar properties resulting from overbuilding, increases in unemployment or population shifts, reduced availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential and commercial properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

There have been, and it is possible there may be other, Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the properties owned by the Partnership.
The Partnership monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases, environmental testing has been performed which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site. However, the Joint Venture, in which the partnership had an equity interest, was responsible for an environmental clean-up. Upon the sale of the Princeton Meadows Golf Course, the Joint Venture received documents from the purchaser releasing the Joint Venture from any further responsibility or liability with respect to the clean-up (see "Item 7. Financial Statements _ Note G").

A further description of the Partnership's business is included in "Management's Discussion and Analysis or Plan of Operation" included in "Item 6." of this 10-KSB.

Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in Insignia Properties Trust ("IPT"), the entity which controls the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

Subsequent Events

On January 4, 1999, the Registrant sold Cooper Point Plaza to an unaffiliated third party for net sales proceeds of approximately $2,011,000 after payment of closing costs. The Registrant realized a gain of approximately $2,400,000 on the sale and a related $556,000 extraordinary loss on early extinguishment of debt.

On February 26, 1999, the Joint Venture sold the Princeton Meadows Golf Course to an unaffiliated third party for gross sale proceeds of $5,100,000. The Joint Venture received net proceeds of $3,452,000 after payment of closing costs, resulting in a gain on sale of approximately $2,932,000. The Partnership's 1999 pro-rata share of this gain is expected to be approximately $1,305,000. Furthermore, as a result of the sale, unamortized loan costs in the amount of $6,500 were written off. This resulted in an extraordinary loss on early extinguishment of debt of approximately $6,500. The Partnership's 1999 pro-rata share of this extraordinary loss is expected to be approximately $3,000.

ITEM 2.   DESCRIPTION OF PROPERTIES:

The following table sets forth the Registrant's investments in properties as of December 31, 1998:

                             Date of
Property                     Purchase    Type of Ownership            Use
Briarwood Apartments         06/25/85 Fee ownership subject to      Apartment
 Cedar Rapids, Iowa                   first and second mortgages (2)73 units

Chambers Ridge Apartments    07/26/84 Fee ownership subject to      Apartment
 Harrisburg, Pennsylvania             first and second mortgages (2)324 units

Cooper Point Plaza (1)       12/14/84 Fee ownership subject to      Retail Center
 Olympia, Washington                  a first mortgage              103,473 sq.ft.

Gateway Gardens Apartments   12/21/84 Fee ownership subject to      Apartment
 Cedar Rapids, Iowa                   first and second mortgages (2)328 units

Hunters Glen Apartments - IV 01/31/85 Fee ownership subject to      Apartment
 Plainsboro, New Jersey               a first mortgage (2)          264 units

Hunters Glen Apartments - V  01/31/85 Fee ownership subject to      Apartment
 Plainsboro, New Jersey               first and second mortgages (2)304 units

Hunters Glen Apartments - VI 01/31/85 Fee ownership subject to      Apartment
 Plainsboro, New Jersey               first and second mortgages (2)328 units

Pickwick Place Apartments    05/11/84 Fee ownership subject to      Apartment
 Indianapolis, Indiana                a first mortgage (2)          336 units

Southpointe Apartments       06/12/85 Fee ownership subject to      Apartment
 Bedford Heights, Ohio                a first mortgage              499 units

Twin Lake Towers Apartments  03/30/84 Fee ownership subject to      Apartment
 Westmont, Illinois                   first and second mortgages (2)399 units

(1)On January 4, 1999, Cooper Point Plaza was sold to an unaffiliated third party. (See "Note J" of the Financial Statements included in "Item 7.").

(2)Property is held by a Limited Partnership which the Registrant ultimately owns a 100% interest in.

The Partnership also had a 44.5% interest in Princeton Golf Course Joint Venture ("Joint Venture"). The Partnership entered into a General Partnership Agreement with Angeles Income Properties, Ltd. II and Angeles Partners XI, both California partnerships and affiliates of the Managing General Partner, to form the Joint Venture. On February 26, 1999, the Joint Venture sold its only investment property, Princeton Meadows Golf Course, to an unaffiliated third party. (See "Note J" of the Financial Statements included in "Item 7.") The property owned by the Joint Venture, as of December 31, 1998, is summarized as follows:


                               Date of

Property                      Purchase     Type of Ownership         Use


Princeton Meadows Golf Course  07/26/91 Fee ownership subject to Golf Course

 Princeton, New Jersey                  a first mortgage


The Joint Venture is carried on the Partnership's balance sheet on the equity method of accounting and is included in "Investment in Joint Venture" (see "Item 7").

SCHEDULE OF PROPERTIES:

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.


                             Gross

                            Carrying Accumulated                     Federal

Property                     Value   Depreciation  Rate   Method    Tax Basis

                               (in thousands)                    (in thousands)


Briarwood Apartments       $   1,867 $   1,190   5-40 yrs  (1)   $     664

Chambers Ridge Apartments      9,986     6,796   5-40 yrs  (1)       3,257

Cooper Point Plaza             8,865     5,406   5-40 yrs  (1)       4,588

Gateway Gardens Apartments     7,816     5,358   5-40 yrs  (1)       2,330

Hunters Glen Apartments-IV    11,290     6,846   5-40 yrs  (1)       4,240

Hunters Glen Apartments-V     13,132     7,991   5-40 yrs  (1)       4,874

Hunters Glen Apartments-VI    14,168     8,607   5-40 yrs  (1)       5,204

Pickwick Place Apartments      9,626     5,712   5-40 yrs  (1)       3,663

Southpointe Apartments        10,138     6,890   5-40 yrs  (1)       3,007

Twin Lake Towers Apartments   15,525    10,479   5-40 yrs  (1)       4,241


                           $ 102,413 $  65,275                   $  36,068


(1)   Straight line and accelerated

See "Note A" of the financial statements included in "Item 7." for a description of the Partnership's depreciation policy.

SCHEDULE OF PROPERTY INDEBTEDNESS:

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.

                                 Principal                                  Principal

                                Balance At                                   Balance

                               December 31,   Interest  Period   Maturity     Due At

Property                           1998         Rate   Amortized   Date    Maturity (3)

                              (in thousands)                              (in thousands)


Briarwood Apartments

 1st mortgage                   $   1,535      7.83%   28.67 yrs 10/2003    $  1,404

 2nd mortgage                          50      7.83%      (1)    10/2003          50

Chambers Ridge Apartments

 1st mortgage                       5,304      7.83%   28.67 yrs 10/2003       4,849

 2nd mortgage                         174      7.83%      (1)    10/2003         174

Cooper Point Plaza

 1st mortgage                       3,906      10.5%   28 yrs    09/2012          43

Gateway Gardens Apartments

 1st mortgage                       6,187      7.83%   28.67 yrs 10/2003       5,657

 2nd mortgage                         203      7.83%      (1)    10/2003         203

Hunters Glen Apartments-IV

 1st mortgage                       8,267      8.43%   28.67 yrs 10/2003       7,787

Hunters Glen Apartments-V

 1st mortgage                       8,662       7.83%  28.67 yrs 10/2003        7,920

 2nd mortgage                         285       7.83%     (1)    10/2003          285

Hunters Glen Apartments-VI

 1st mortgage                       9,016       7.83%  28.67 yrs 10/2003        8,243

 2nd mortgage                         297       7.83%     (1)    10/2003          297

Pickwick Place Apartments

1st mortgage                        6,383        9.1%   28 yrs   05/2005        5,775

Southpointe Apartments

1st mortgage   (in default)(2)     11,000       8.59%     (1)    01/2002       11,000

Additional borrowing

(in default)(2)                        17       9.00%     (2)    01/2002            1

Twin Lake Towers Apartments

1st mortgage                       10,700       7.83%  28.67 yrs 10/2003        9,782

2nd mortgage                          352       7.83%     (1)    10/2003          352

                                   72,338                                   $  63,822

Less unamortized discounts           (987)


                                $  71,351




(1)Interest only payments.
(2) The mortgage note secured by Southpointe Apartments was modified as of December 31, 1997. The modification agreement extended the term of the mortgage note from July 1999 to January 2002. The lender also agreed to advance to the Partnership an amount up to $180,000 for the payment of real estate taxes. The lender advanced approximately $23,000 to the Partnership for this purpose in 1997. See "Capital Resources and Liquidity" in "Item 6." for more information.

(3) See "Item 7. Financial Statements _ Note C" for information with respect to the Registrant's ability to prepay these loans and more specific details as to the terms of the loans.

RENTAL RATES AND OCCUPANCY:

Average annual rental rate and occupancy for 1998 and 1997 for each property:


                                    Average Annual       Average Annual

                                     Rental Rates           Occupancy

Property                          1998         1997       1998     1997


Briarwood Apartments          $6,638/unit  $6,485/unit    97%      96%

Chambers Ridge Apartments      6,928/unit   6,874/unit    92%      91%

Cooper Point Plaza (3)         11.40/s.f.   11.40/s.f.    53%      53%

Gateway Gardens Apartments     6,507/unit   6,331/unit    96%      94%

Hunters Glen Apartments - IV   8,950/unit   8,702/unit    97%      96%

Hunters Glen Apartments - V    8,995/unit   8,831/unit    97%      96%

Hunters Glen Apartments - VI   8,846/unit   8,712/unit    96%      96%

Pickwick Place Apartments (1)  6,947/unit   6,805/unit    95%      91%

Southpointe Apartments (2)     5,726/unit   5,654/unit    70%      63%

Twin Lake Towers Apartments    8,635/unit   8,269/unit    97%      97%


(1) Occupancy increased at Pickwick Place Apartments due to rental concessions which have been offered in an effort to increase occupancy.

(2) The mortgage indebtedness encumbering this property was modified in December 1997. As part of the agreement, the Partnership was required to advance funds of $150,000 to Southpointe Apartments for capital improvement projects. As of December 31, 1998, all of the improvements to be covered by this advance have been completed. Southpointe Apartments' low occupancy is due to delays in renovations and the past poor condition of the property. There continues to be extensive renovations that need to be completed at the property, however, there is not enough cash flow to complete these renovations. During March 1999 the property notified the mortgage lender that it would not be making the required monthly interest payments due to cash flow problems. The Managing General Partner is currently evaluating its options with respect to this property, however, no additional funds from the Partnership will be committed to the property at this time.

(3) On January 4, 1999, the Registrant sold it's only commercial property, Cooper Point Plaza to an unaffiliated third party for net sales proceeds of $2,011,000 after payment of closing costs. The Registrant realized a gain of approximately $2,400,000 on the sale and a related $556,000 extraordinary loss on early extinguishment of debt.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other residential apartment complexes and commercial buildings in the area. The Managing General Partner believes that all of the properties are adequately insured. The residential properties are apartment complexes which lease units for terms of one year or less. As of December 31, 1998, no residential or commercial tenant leases 10% or more of the available rental space. All of the properties, except Southpointe Apartments, are in good physical condition subject to normal depreciation and deterioration as is typical for assets of this type and age. As noted above Southpointe is in need of extensive renovations, however, future levels of cash flow are not anticipated to be sufficient to complete all of the renovations.

REAL ESTATE TAXES AND RATES:

Real estate taxes and rates in 1998 for each property were:


                                       1998             1998

                                      Billing           Rate

                                  (in thousands)


Briarwood Apartments                 $  77*             3.48%

Chambers Ridge Apartments              161              2.78%

Cooper Point Plaza                     104              1.55%

Gateway Gardens Apartments             257**            3.07%

Hunters Glen Apartments _ IV           296              2.62%

Hunters Glen Apartments _ V            320              2.62%

Hunters Glen Apartments _ VI           324              2.62%

Pickwick Place Apartments              204*             7.39%

Southpointe Apartments                 237              5.93%

Twin Lake Towers Apartments            272*             5.52%


*    Represents 1997 billing.  Tax bills for 1998 not yet received.
** Represents a fiscal year ending June 30, 1998. Since the properties fiscal year end is different than the tax year end the actual tax expense for this property for its fiscal year ended June 30, 1998 is partially based on 1997 calendar year rates which may be slightly different from 1998 rates.
CAPITAL IMPROVEMENTS:

Briarwood Apartments completed approximately $54,000 in capital expenditures for the year ended December 31, 1998, consisting primarily of building improvements and appliance replacements. These improvements were funded primarily from cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $66,000 of capital improvements over the near term. The Partnership has budgeted, but is not limited to, capital improvements of approximately $82,000 for 1999 consisting primarily of structural repairs and other small projects.

Chambers Ridge Apartments completed approximately $400,000 in capital expenditures for the year ended December 31, 1998, consisting primarily of a roof replacement project, building improvements, carpet replacements, electrical repairs and upgrades to HVAC condensing units. These improvements were funded primarily from cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $2,264,000 of capital improvements over the near term. The Partnership has budgeted, but is not limited to, approximately $1,544,000 for 1999 consisting primarily of landscaping, parking lot and pool repairs and HVAC condensing unit replacements.

Cooper Point Plaza did not have any capital expenditures for the year ended December 31, 1998. This property was sold on January 4, 1999 (see "Note J" of the financial statements included in "Item 7").

Gateway Gardens Apartments completed approximately $255,000 in capital expenditures for the year ended December 31, 1998, consisting primarily of HVAC condensing units, carpet replacements and new refrigerators. These improvements were funded primarily from cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $332,000 of capital improvements over the near term. The Partnership has budgeted, but is not limited to, capital improvements of approximately $400,000 for 1999 consisting primarily of heating and air conditioning improvements along with electrical and flooring repairs.

Hunters Glen Apartments IV completed approximately $90,000 in capital expenditures for the year ended December 31, 1998, consisting primarily of HVAC condensing units, carpet replacements and cabinet replacements. These improvements were funded primarily from cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $1,022,000 of capital improvements over the near term. The Partnership has budgeted, but is not limited to, capital improvements of approximately $1,071,000 for 1999 consisting primarily of landscaping and irrigation, HVAC condensing unit replacement and parking lot and pool repairs.

Hunters Glen Apartments V completed approximately $89,000 in capital expenditures for the year ended December 31, 1998, consisting primarily of HVAC condensing units, carpet replacements, cabinet replacements and new vinyl flooring. These improvements were funded primarily from cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $1,163,000 of capital improvements over the near term. The Partnership has budgeted, but is not limited to, capital improvements of approximately $1,216,000 for 1999 consisting primarily of balcony and stairwell repairs, landscaping and parking lot repairs.
Hunters Glen Apartments VI completed approximately $139,000 in capital expenditures for the year ended December 31, 1998, consisting primarily of HVAC condensing units, carpet replacements, cabinet replacements, new vinyl flooring and various other building improvements. These improvements were funded primarily from cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $1,245,000 of capital improvements over the near term. The Partnership has budgeted, but is not limited to, capital improvements of approximately $1,302,000 for 1999 consisting primarily of exterior painting, landscaping and irrigation improvements and parking lot repairs.

Pickwick Place Apartments completed approximately $682,000 in capital expenditures for the year ended December 31, 1998, consisting primarily of balcony replacements, carpet replacements, a roof replacement project, and repairs to 12 units damaged in a fire at the property in June of 1998 (see "Item
7. Financial Statements _ Note I"). With the exception of the insurance proceeds relating to the June 1998 fire, the improvements were funded primarily from cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $319,000 of capital improvements over the near term. The Partnership has budgeted, but not limited to, capital improvements of approximately $524,000 in 1999 consisting primarily of roof, plumbing, electrical and balcony repairs.

Southpointe Apartments completed approximately $93,000 in capital expenditures for the year ended December 31, 1998, consisting primarily of carpet replacement and new appliances. These improvements were funded primarily from cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $614,000 of capital improvements over the near term. The Partnership has budgeted, but is not limited to, capital improvements of approximately $239,000 in 1999 consisting primarily of roof repairs, HVAC condensing unit replacement and parking lot repairs.

Twin Lake Towers Apartments completed approximately $479,000 in capital expenditures for the year ended December 31, 1998, consisting primarily of a roof replacement project, balcony replacements, new siding and HVAC condensing units. These improvements were funded primarily from cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $3,078,000 of capital improvements over the near term. The Partnership has budgeted, but is not limited to, capital improvements of approximately $3,075,000, in 1999 consisting primarily of HVAC condensing unit replacement, parking lot repairs and landscaping.

The capital improvements planned for 1999 at the Partnership's properties will be made only to the extent of cash available from operations and Partnership reserves.

ITEM 3.   LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Managing General Partner does not anticipate that costs associated with this case, if any, to be material to the Partnership's overall operations.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled EVEREST PROPERTIES, LLC. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California, county of Los Angeles. The action involves 44 real estate limited partnership (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's operations.

In July 1998, a limited partner of the Partnership commenced an action in the Circuit Court for Jackson County, Missouri entitled BOND PURCHASE LLC V. ANGELES PARTNERS XII, ET AL. The complaint claims that the Partnership and an affiliate of the Managing General Partner breached certain contractual and fiduciary duties allegedly owed to the claimant and seeks damages and injunctive relief. The Managing General Partner believes the claims to be without merit and intends to vigorously defend the claim. The Managing General Partner is unable to determine the costs associated with this claim at this time.
The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Unit holders of the Partnership did not vote on any matter during the quarter ended December 31, 1998.

                                    PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

The Partnership, a publicly-held limited partnership, sold 44,773 Limited Partnership Units during its offering period through February 13, 1985. As of December 31, 1998, the Partnership had 2,571 Limited Partners of record and 44,718 Limited Partnership Units outstanding. As of December 31, 1998, affiliates of the Managing General Partner own 16,595 limited partnership units or 37.109% of the outstanding Partnership Units. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

During the year ended December 31, 1998, a distribution of $650,000 ($14.54 per limited partnership unit) was declared and paid during January 1999 from surplus funds. There were no distributions to the partners for the year ending December 31, 1997. In February, 1999, a distribution of $2,500,000 was paid to partners of which $489,000 ($10.82 per limited partnership unit) was paid from operations and $2,011,000 ($44.97 per limited partnership unit) was paid from surplus funds. The Registrant's distribution policy will be reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any additional distributions to its partners in 1999 or subsequent periods.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

RESULTS OF OPERATIONS

The Partnership incurred a net loss of approximately $684,000 for the year ended December 31, 1998, as compared to a net loss of approximately $2,025,000 for the year ended December 31, 1997. (See "Note D" of the financial statements for a reconciliation of these amounts to the Registrant's federal taxable losses).
The decrease in net loss for the year ended December 31, 1998, is due to an increase in total revenues and a decrease in total expenses, which is partially offset by a decrease in equity income of the Joint Venture. Total revenues increased primarily due to an increase in rental income and, to a lesser extent, an increase in other income and the recognition of a casualty gain. Rental income increased primarily due to the increase in average rental rates of eight of the nine residential investment properties. Occupancy and average rental rates remained unchanged from 1997 at Cooper Point Plaza, the Partnership's only commercial property. Also contributing to the increase in rental revenue was the increase in occupancy in seven of the ten investment properties of the Partnership. Occupancy at the other three properties remained constant. Other income increased mainly due to an increase in lease cancellation fees at Gateway Gardens, Hunters Glen VI and Pickwick Place. Also, there was an increase in clubhouse rentals at Hunters Glen IV, V, and VI.

A net casualty gain of $352,000 has been recorded in 1998 due to fires at Pickwick Place and Hunters Glen V and VI and water damage at Southpointe. In June 1998, a fire at Pickwick Place extensively damaged 12 apartment units. The undepreciated value of the units of approximately $80,000 was written off and netted with the insurance proceeds received of approximately $449,000, for a net casualty gain of $369,000. In May 1998, there were two smaller fires at Hunters Glen V and VI which resulted in damages of approximately $3,000 and $4,000, respectively. Finally, in February, 1998, there was some water damage at Southpointe which resulted in a net loss of $10,000 after the receipt of insurance proceeds.

Total expenses decreased for the year ended December 31, 1998 as compared to the year ended December 31, 1997 due to decreases in operating and interest expense, which were offset by increases in general and administrative expense, depreciation expense and property tax expense. Operating expense decreased primarily as a result of the decrease in the number of corporate units available at Hunters Glen IV, V, and VI. The expenses associated with operating these units are higher because they are fully furnished and utilities are included. There was also a reduction in utility costs at Gateway Gardens, Chambers Ridge, and Twin Lake Towers. In addition, operating expense decreased due to the completion of a number of building improvement projects at the properties in 1997. These include exterior painting at Gateway Gardens, parking lot improvements at Southpointe, interior painting at Hunters Glen IV, V, and VI, Pickwick Place and Southpointe, exterior building renovations at Twin Lake Towers, and window covering replacements at Hunters Glen IV, V, and VI and Twin Lake Towers. Interest expense decreased primarily due to the modification of the mortgage encumbering Southpointe Apartments. This mortgage was in default from April 1997 until December 1997 during which time, interest was accruing at the default rate of 10.59%. Partially offsetting these decreases was an increase in general and administrative expense primarily due to an increase in expense reimbursements to affiliates of the Managing General Partner and management fees of $135,000 accrued to the Managing General Partner. This fee was accrued for executive and administrative management services and was equal to 7.5% of net cash flow from operations as defined in the Partnership Agreement. Included in general and administrative expenses at both December 31, 1998 and 1997 are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included. Depreciation expense increased due to the completion of capital improvements at all the Partnership's residential properties. Property taxes increased due to increased assessments at a number of the Partnership's residential properties.

The Partnership has a 44.5% investment in the Princeton Meadows Golf Course Joint Venture. For 1998, the Partnership realized equity in loss of the Joint Venture of approximately $6,000 versus equity in income of the Joint Venture of approximately $42,000 in 1997 (see "Item 7." "Note G - Investment in Joint Venture"). The decrease in net income for the year ended December 31, 1998, versus the year ended December 31, 1997, can be attributed to an increase in expenses partially offset by a slight increase in income. In an effort to attract new customers, management completed major landscaping projects and renovations to its clubhouse in 1998 to improve the overall appearance of the golf course. On February 26, 1999, the Joint Venture sold Princeton Meadows Golf Course to an unaffiliated third party. (See "Note J" of the Financial Statements included in "Item 7.").

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rent, maintaining or increasing occupancy levels and protecting the Registrant from increases in expense. As part of this plan, the Managing General Partner attempts to protect the Registrant from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1998 the Registrant held cash and cash equivalents of approximately $7,611,000, compared to approximately $6,459,000 at December 31, 1997. The increase in cash and cash equivalents is due to $3,835,000 of cash provided by operating activities, which was partially offset by $1,815,000 of cash used in investing activities and $868,000 of cash used in financing activities. Cash used in investing activities consisted of property improvements and replacements, offset by net withdrawals from restricted escrows maintained by the mortgage lender and net insurance proceeds relating to the casualties at Pickwick Place and Southpointe. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Registrant's properties. The Registrant invests its working capital reserves in a money market account.

The mortgage encumbering Southpointe Apartments was in default from April 1997 until December 31, 1997, due to non-payment of the monthly debt-service requirements. This property has increasing maintenance needs, some of which have been completed as of December 31, 1998. Historically, monthly payments of debt service have been late, as the property rents for the current month are used to pay the prior month's debt service. In February 1997, the tenants at Southpointe Apartments orchestrated a rent strike. The tenants demanded that until certain capital improvements were made at the property, rents would be held in escrow. The Managing General Partner negotiated with the attorney for the tenants regarding the tenant complaints. At December 31, 1997, certain improvements had been made and the remaining rents were released from escrow. The Managing General Partner had been unsuccessful in attempts to refinance the $11,000,000 mortgage indebtedness secured by Southpointe Apartments, which carried a maturity date of July 1999 and a stated interest rate of 8.59%. However, a modification was agreed upon at December 31, 1997, which extends the maturity date of the loan until January 2002. The modification was contingent upon the payment of all delinquent accrued interest, the installation of new boilers at the property with a cost of approximately $70,000, approximately $80,000 in capital improvements to be made over the next two years and a reduction in the management fee taken by the management company from 5% of gross revenues to 3% of gross revenues. In addition, in accordance with the mortgage agreement, the lender advanced the Partnership an additional $23,000 to be used to pay real estate taxes. This advance is secured by the mortgage agreement and accrues interest at 9%. The advance matures January 2002. In January 1998, a payment was made to the lender to satisfy all the accrued interest and secure the modification. All other terms of the debt remain the same. In March 1999 the Partnership notified the lender that it would not be making the required monthly interest payments on this mortgage due to cash flow problems, thus putting the debt in default. The Managing General Partner is currently in discussions with the lender with respect to the status of this debt.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with federal, state, local, legal and regulatory requirements. The Registrant has budgeted, but is not limited to, approximately $9,453,000 for all of the Registrant's properties in 1999. Budgeted capital improvements planned for Briarwood Apartments include structural repairs and other small projects. Budgeted capital improvements planned for Chambers Ridge Apartments include landscaping, parking lot and pool repairs and HVAC condensing unit replacements. Budgeted capital improvements planned for Gateway Gardens apartments include heating and air conditioning improvements and electrical and flooring repairs. Budgeted capital improvements planned for Hunters Glen Apartments IV include landscaping and irrigation, HVAC condensing unit replacements and parking lot and pool repairs. Budgeted capital improvements planned for Hunters Glen Apartments V include balcony and stairwell repairs, landscaping and parking lot repairs. Budgeted capital improvements planned for Hunters Glen Apartments VI include exterior painting, landscaping and irrigation improvements and parking lot repairs. Budgeted capital improvements planned for Pickwick Place Apartments include roof, plumbing, electrical and balcony repairs. Budgeted capital improvements planned for Southpointe Apartments include roof repairs, HVAC condensing unit replacements and parking lot repairs. Budgeted capital improvements planned for Twin Lake Towers apartments include HVAC condensing unit replacements, parking lot repairs and landscaping. The capital expenditures will be incurred only if cash is available from operations, capital reserve accounts or from partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The Registrant's mortgage indebtedness encumbering its properties amounts to approximately $71,351,000, net of unamortized discounts, with maturity dates ranging from January 2002 to September 2012, during which time balloon payments totaling $63,822,000 are due. The Managing General Partner may attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

During the year ended December 31, 1998, a distribution of $650,000 ($14.54 per limited partnership unit) was declared and paid during January 1999 from surplus funds. There were no cash distributions during the year ended December 31, 1997. In February 1999, a distribution of $2,500,000 was paid to partners, of which $489,000 ($10.82 per limited partnership unit) was paid from operations and $2,011,000 ($44.97 per limited partnership unit) was paid from surplus funds. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, the sale of the properties or joint venture and the availability of cash reserves. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures, to permit any additional distributions to its partners in 1999 or subsequent periods.

Year 2000 Compliance

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the Managing General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

The Managing Agent's plan to resolve Year 2000 issues involves four Phases: assessment, remediation, testing, and implementation. To date, the Managing Agent has fully completed its assessment of all the information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phases on both hardware and software systems. Assessments are continuing in regards to embedded systems. The status of each is detailed below.

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers and routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of December 31, 1998, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by March 31, 1999.

Computer software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by March 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by March 31, 1999.

Operating Equipment:

The Managing Agent has operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. In September 1997, the Managing Agent began taking a census and inventory of embedded systems (including those devices that use time to control systems and machines at specific properties, for example elevators, heating, ventilating, and air conditioning systems, security and alarm systems, etc.).

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by March 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of December 31, 1998 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.
The total cost incurred for all properties managed by the Managing Agent as of December 31, 1998 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by April 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within our enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before May 1999. The Managing Agent has updated data transmission standards with two of the three financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by June 1, 1999.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.8 million ($0.6 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

Risks Associated with the Year 2000

The Managing Agent believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Managing Agent has not yet completed all necessary phases of the Year 2000 program. In the event that the Managing Agent does not complete any additional phases, certain worst case scenarios could occur. The worst case scenarios could include elevators, security and heating, ventilating and air conditioning systems that read incorrect dates and operate with incorrect schedules (e.g., elevators will operate on Monday as if it were Sunday). Although such a change would be annoying to residents, it is not business critical.

In addition, disruptions in the economy generally resulting from Year 2000 issues could also adversely affect the Partnership. The Partnership could be subject to litigation for, among other things, computer system failures, equipment shutdowns or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

Contingency Plans Associated with the Year 2000

The Managing Agent has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds and selecting new relationships for such activities as banking relationships and elevator operating systems.
ITEM 7.   FINANCIAL STATEMENTS


ANGELES PARTNERS XII


LIST OF FINANCIAL STATEMENTS


 Report of Independent Auditors

 Consolidated Balance Sheet - December 31, 1998

 Consolidated Statements of Operations - Years ended December 31, 1998 and 1997

 Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 1998 and 1997

 Consolidated Statements of Cash Flows - Years ended December 31, 1998 and 1997

 Notes to Consolidated Financial Statements


               Report of Ernst & Young LLP, Independent Auditors


The Partners
Angeles Partners XII


We have audited the accompanying consolidated balance sheet of Angeles Partners XII as of December 31, 1998, and the related consolidated statements of operations, changes in partners' deficit and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Angeles Partners XII at December 31, 1998, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                        /s/ERNST & YOUNG LLP



Greenville, South Carolina
March 3, 1999

                              ANGELES PARTNERS XII
                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)
                               December 31, 1998




Assets

  Cash and cash equivalents                                       $    7,611

  Receivables and deposits, net of allowance

    for doubtful accounts of $9                                        1,985

  Restricted escrows                                                   1,269

  Other assets                                                         1,356

Investment in, and advances of $149

    to, joint venture (Note G)                                           184

Investment properties (Notes C and F):

  Land                                                 $  10,341

  Buildings and related personal

    property                                              92,072

                                                         102,413

  Less accumulated depreciation                          (65,275)     37,138


                                                                  $   49,543

   Liabilities and Partners' Deficit

   Liabilities

 Accounts payable                                                 $      555

 Tenant security deposit liabilities                                     959

 Accrued taxes                                                         1,085

 Distribution payable                                                    650

 Other liabilities                                                       892

 Mortgage notes payable, including $11,017 in

   default (Notes C and F)                                            71,351

   Partners' Deficit

General partners                                       $    (638)

 Limited partners (44,718 units issued and

 outstanding)                                            (25,311)    (25,949)


                                                                  $   49,543


          See Accompanying Notes to Consolidated Financial Statements

                              ANGELES PARTNERS XII
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)




                                                        Years Ended December 31,

                                                            1998         1997

Revenues:

   Rental income                                        $  20,639    $  19,832

   Other income                                             1,420        1,284

   Casualty gain                                              352           --

        Total revenues                                     22,411       21,116


Expenses:

   Operating                                                8,571        9,132

   General and administrative                                 760          509

   Depreciation                                             4,995        4,965

   Interest                                                 6,414        6,492

   Property taxes                                           2,291        2,161

   Bad debt recovery                                           --         (146)

   Loss on disposal of property                                58           70

        Total expenses                                     23,089       23,183


Equity in (loss) income of joint venture (Note G)              (6)          42


        Net loss                                        $    (684)   $  (2,025)


Net loss allocated to general partners (1%)             $      (7)   $     (20)


Net loss allocated to limited partners (99%)                 (677)      (2,005)


        Net loss                                        $    (684)   $  (2,025)


Net loss per limited partnership unit                   $  (15.14)   $  (44.83)


Distributions per limited partnership unit              $   14.54    $      --

          See Accompanying Notes to Consolidated Financial Statements

                              ANGELES PARTNERS XII
            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)




                                 Limited

                               Partnership  General    Limited

                                  Units    Partners    Partners     Total


Original capital contributions    44,773   $      1   $  44,773   $  44,774


Partners' deficit at

December 31, 1996                 44,718   $   (611)  $ (21,979)  $ (22,590)


Net loss for the year ended

 December 31, 1997                    --        (20)     (2,005)     (2,025)


Partners' deficit at

 December 31, 1997                44,718       (631)    (23,984)    (24,615)


Net loss for the year ended

  December 31, 1998                   --         (7)       (677)       (684)


Distributions to Partners             --                   (650)       (650)


Partners' deficit at

  December 31, 1998               44,718   $   (638)  $ (25,311)  $ (25,949)


          See Accompanying Notes to Consolidated Financial Statements

                              ANGELES PARTNERS XII
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                        Years Ended December 31,

                                                            1998        1997


Cash flows from operating activities:

Net loss                                                 $   (684)   $ (2,025)

Adjustments to reconcile net loss to

  net cash provided by operating activities:

  Depreciation                                              4,995       4,965

  Amortization of discounts, loan costs, and

    leasing commissions                                       414         427

  Bad debt recovery                                            --        (146)

  Casualty gain                                              (352)         --

  Loss on disposal of asset                                    58          70

  Equity in loss (income) of joint venture                      6         (42)

Change in accounts:

 Receivables and deposits                                    (311)        278

 Other assets                                                  91         (82)

 Accounts payable                                              25         (61)

 Tenant security deposit liabilities                           (1)         37

 Accrued taxes                                                 40          13

 Other liabilities                                           (446)        622


   Net cash provided by operating activities                3,835       4,056


Cash flows from investing activities:

   Property improvements and replacements                  (2,281)     (1,671)

   Advances to joint venture                                   --          (5)

   Net withdrawals from restricted escrows                     36          32

   Net insurance proceeds related to casualty gain            430          --


       Net cash used in investing activities               (1,815)     (1,644)


Cash flows from financing activities:

   Loan costs paid                                             --         (15)

   Proceeds from mortgage advance                              --          23

   Payments on mortgage notes payable                        (868)       (788)


       Net cash used in financing activities                 (868)       (780)


Net increase in cash and cash equivalents                   1,152       1,632

Cash and cash equivalents at beginning of year              6,459       4,827


Cash and cash equivalents at end of year                 $  7,611    $  6,459

Supplemental disclosure of cash flow information:

  Cash paid for interest                                 $  6,651    $  5,464


Supplemental disclosure of non-cash activity:
At December 31, 1998, distributions payable and partners' deficit were adjusted by $650,000 for unpaid distributions.
          See Accompanying Notes to Consolidated Financial Statements

                              ANGELES PARTNERS XII
                   Notes to Consolidated Financial Statements
                               December 31, 1998

NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization: Angeles Partners XII (the "Partnership" or the "Registrant") is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act pursuant to the amended Certificate and Agreement of Limited Partnership (hereinafter referred to as the "Agreement") dated May 26, 1983. The Partnership's Managing General Partner is Angeles Realty Corporation II ("ARC II" or the "Managing General Partner"), a California corporation and wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which was an affiliate of Insignia Financial Group, Inc. ("Insignia"). Effective February 26, 1999, IPT was merged into Apartment Investment and Management Company ("AIMCO"). Thus the Managing General Partner is now a wholly-owned subsidiary of AIMCO. The Elliott Accommodation Trust and the Elliott Family Partnership, a California limited partnership, were the Non-Managing General Partners. Effective December 31, 1997, the Elliott Family Partnership, Ltd., acquired the Elliott Accommodation Trust's general partner interest in the Registrant. The Managing General Partner and the Non-Managing General Partner are herein collectively referred to as the "General Partners". The Partnership Agreement provides that the Partnership is to terminate on December 31, 2035 unless terminated prior to such date. As of December 31, 1998, the Partnership operates nine residential properties and one commercial property in or near major urban areas in the United States and owns a general partner interest in a golf course.

Principles of Consolidation: For the year ended December 31, 1997, the consolidated financial statements of the Partnership included its 99% limited partnership interest in Hunters Glen AP XII LP, Hunters Glen Phase I AP XII LP, Hunters Glen GP LP, AP XII Associates LP, and Pickwick Place AP XII LP. The Partnership may remove the General Partner of these limited partnerships; therefore, these partnerships are controlled and consolidated by the Partnership. During 1998, the 1% general partner interests in AP XII Associates LP, Hunters Glen Phase I AP XII, LP and Hunters Glen AP XII LP were transferred to AP XII Associates GP, LLC, Hunters Glen Phase I GP, LLC and Hunters Glen Phase V GP, LLC, respectively, single member limited liability corporations, which are wholly-owned by the Registrant. Also, the 1% general partner interest in Hunters Glen AP XII, LP was transferred to Hunters Glen Phase V GP, LLC, a single member limited liability corporation wholly-owned by the Registrant. The 1% General Partner of Hunters Glen GP, LP withdrew from the Partnership and its interest was transferred to the 99% limited partner, the Registrant. As a result, Hunters Glen GP, LP was left with only a single partner and was effectively terminated. All significant interpartnership balances have been eliminated. Minority interest is immaterial and not shown separately in the financial statements.

Allocation of Profits, Gains, and losses: The Partnership will allocate all profits, losses and distributions related to the operations of its investment properties 1% to the General Partners and 99% to the Limited Partners. All profits, losses and distributions related to the sales and/or refinancing of its investment properties will be allocated in accordance with the Agreement.

Except as discussed below, the Partnership will allocate distributions 1% to the General Partners and 99% to the Limited Partners.



Upon the sale or other disposition, or refinancing, of any asset of the Partnership, the distributable net proceeds shall be distributed as follows:
(i) to the Partners in proportion to their interests until the Limited Partners have received cumulative distributions equal to their original capital contributions reduced by the amount of any previous distributions; (ii) to the Partners until the Limited Partners have received distributions from all sources equal to their 6% cumulative distribution; (iii) to the Managing General Partner until it has received an amount equal to 3% of the aggregate Disposition Prices of all properties or other investments sold or otherwise disposed of, or refinanced; (iv) to the Partners in proportion to their interests until the Limited Partners have received cumulative distributions from all sources equal to 150% of the Capital Contribution of the Limited Partners; (v) to the Managing General Partner until it has received an amount equal to 17.6% of the distributions made pursuant to (iv); and (vi) 85% to the Limited Partners and non-Managing General Partner in proportion to their interests and 15% ("Incentive Interest") to the Managing General Partner.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents: Cash and cash equivalents includes cash on hand and in banks, money market accounts, and certificates of deposit with original maturities of less than 90 days. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.




Loan Costs: Loan costs of approximately $2,734,000 are included in other assets and are being amortized on a straight-line basis over the lives of the loans. Accumulated amortization is approximately $1,642,000 at December 31, 1998, and is also included in other assets.

Restricted escrows:

   Capital Improvement - At the time of the refinancings of the mortgages encumbering Briarwood Apartments, Chambers Ridge Apartments, Gateway Gardens Apartments, Hunters Glen Apartments and Twin Lake Towers Apartments, $1,610,000 of the proceeds were designated for "Capital Improvement Escrows" for certain capital improvements. The balance in the Capital Improvement Escrows at December 31, 1998, is $364,000.

   Replacement Reserve - In conjunction with the refinancing of the mortgage encumbering Pickwick Place Apartments on April 17, 1995, a replacement reserve was established to fund certain nonrecurring costs for interior and exterior capital improvements at the property. The balance in this escrow account is $81,000 at December 31, 1998.




   General Reserve - In addition to the Capital Improvement and Replacement Reserve Escrows, General Escrow Accounts of approximately $711,000 were established in conjunction with the refinancings. These funds were established to make necessary repairs and replacements of existing improvements, debt service, out-of-pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. The Partnership is required to deposit net operating income (as defined in the mortgage note) from the refinanced properties to the General Escrow Accounts until the reserve account equals $400 per apartment unit or $808,000. The balance in the General Escrow Accounts at December 31, 1998, is approximately $824,000.

Joint Venture: The Partnership accounts for its 44.5% investment in Princeton Meadows Golf Course Joint Venture ("Joint Venture") using the equity method of accounting (see "Note G"). Under the equity method, the Partnership records its equity interest in earnings or losses of the Joint Venture; however, the investment in the Joint Venture will be recorded at an amount less than zero (a liability) to the extent of the Partnership's share of net liabilities of the Joint Venture.

Investment Properties: Investment properties consist of nine apartment complexes and one commercial property which are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Financial Accounting Statements Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. For the years ended December 31, 1998 and 1997, no adjustments for impairment of value were recorded.




Depreciation: Depreciation is computed utilizing accelerated and straight-line methods over the estimated useful lives of the investment properties and related personal property. For Federal income tax purposes, depreciation is computed by using the straight-line method over an estimated life of 5 to 20 years for personal property and 15 to 40 years for real property.

Lease Commissions: Lease commissions are being amortized using the straight-line method over the term of the respective leases and are included in operating expense.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. Commercial building lease terms are from twelve months to ten years. In addition, the Managing General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Fair Value of Financial Instruments: Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying value.




Segment Reporting: In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("Statement 131"), which is effective for years beginning after December 15, 1997. Statement 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. (See "Note K" for detailed disclosures of the Partnership's segment.)

Advertising Costs: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $214,000 and approximately $222,000 for the years ended December 31, 1998 and 1997, respectively, are included in operating expense on the accompanying statements of operations.

Reclassifications: Certain reclassifications have been made to the 1997 balances to conform to the 1998 presentation.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in Insignia Properties Trust ("IPT"), the entity which controls the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.




NOTE C - MORTGAGE NOTES PAYABLE

The principle terms of mortgage notes payable are as follows:






                                  Principal    Monthly                      Principal

                                  Balance At   Payment   Stated              Balance

                                 December 31, Including Interest Maturity     Due At

Property                             1998     Interest    Rate     Date      Maturity

                                     (in thousands)                       (in thousands)


Briarwood Apartments

   1st mortgage                  $   1,535     $   12    7.83%   10/2003  $   1,404

   2nd mortgage                         50         (*)   7.83%   10/2003         50

Chambers Ridge Apartments

   1st mortgage                      5,304         41    7.83%   10/2003      4,849

   2nd mortgage                        174          1    7.83%   10/2003        174

Cooper Point Plaza

   1st mortgage (2)                  3,906         45    10.5%   09/2012         43

Gateway Gardens Apartments

   1st mortgage                      6,187         48    7.83%   10/2003      5,657

   2nd mortgage                        203          1    7.83%   10/2003        203

Hunters Glen Apartments-IV

   1st mortgage                      8,267         65    8.43%   10/2003      7,787

Hunters Glen Apartments-V



   1st mortgage                      8,662         67    7.83%   10/2003      7,920

   2nd mortgage                        285          2    7.83%   10/2003        285

Hunters Glen Apartments-VI

   1st mortgage                      9,016         70    7.83%   10/2003      8,243

   2nd mortgage                        297          2    7.83%   10/2003        297

Pickwick Place Apartments

   1st mortgage                      6,383         54     9.1%   05/2005      5,775

Southpointe Apartments

   1st mortgage, in default (1)     11,000         79    8.59%   01/2002     11,000

  Additional borrowing, in

   default (1)                          17          1    9.00%   01/2002          1

Twin Lake Towers Apartments

   1st mortgage                     10,700         83    7.83%   10/2003      9,782

   2nd mortgage                        352          2    7.83%   10/2003        352

                                    72,338

Less unamortized

   discounts                          (987)


Total                            $  71,351     $  573                     $  63,822




 (*)  Monthly payment is less than $1,000

(1) The mortgage note secured by Southpointe Apartments was modified as of December 31, 1997. The modification agreement extended the term of the mortgage note from July 1999 to January 2002. The lender also agreed to advance to the Partnership an amount up to $180,000 for the payment of real estate taxes. The lender advanced approximately $23,000 to the Partnership for this purpose in 1997. In March 1999, the Partnership notified the lender that it would not be making the required monthly interest payments due to cash flow problems, thus putting the debt in default.

(2) On January 4, 1999, Cooper Point Plaza was sold to an unaffiliated third party. Upon closing, the Partnership was required to pay approximately $78,000 in prepayment penalties to pay off the mortgage encumbering the property.

 The mortgage notes payable are nonrecourse and are secured by pledge of certain of the Partnership's investment properties and by pledge of revenues from the respective investment properties. Certain of the notes impose prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

 Scheduled principal payments of mortgage notes payable subsequent to December 31, 1998, are as follows (in thousands):


                 1999                   $  11,941

                 2000                       1,023



                 2001                       1,112

                 2002                       1,203

                 2003                      48,055

              Thereafter                    9,004


                                        $  72,338


NOTE D - INCOME TAXES

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes.

Accordingly, taxable income or loss of the Partnership is reported in the income tax returns of its partners and no provision for income taxes is made in the financial statements of the Partnership.



The following is a reconciliation of reported net loss and Federal taxable income (loss) (in thousands, except per unit data):


                                           1998             1997


Net loss as reported                  $   (684)       $  (2,025)

Add (deduct):

Depreciation differences                 1,081            1,162

Unearned income                             62               97

Discounts on mortgage

notes payable                               (7)              25

Casualty                                  (259)

Other                                      271               24


Federal taxable income (loss)         $    464        $    (717)


Federal taxable income (loss) per

limited partnership unit              $  10.27        $  (15.87)


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):



         Net liabilities                                $ (25,949)

         Land and buildings                                 8,976

         Accumulated depreciation                         (10,046)

         Syndication and distribution costs                 6,093

         Investment in Joint Venture                          610

         Dividends payable                                    650

         Other                                               (121)


         Net liabilities _ Federal tax basis            $ (19,787)


NOTE E - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts owed to the Managing General Partner and affiliates for the years ended December 31, 1998 and 1997, were paid or accrued:


                                                  1998            1997

                                                     (in thousands)



Property management fees (included in

  Operating expenses)                          $1,034         $  1,029

Partnership management fee (included in

  general and administrative expense) (1)         135               --

Reimbursement for services of affiliates

  (included in operating and general and

  Administrative expenses and investment

  Property)                                       504              431




(1) The Partnership Agreement provides for a fee equal to 7.5% of "net cash flow from operations", as defined in the Partnership Agreement to be paid to the Managing General Partner for executive and administrative management services.

Included in reimbursements for services of affiliates for the year ended December 31, 1998 and 1997, is approximately $56,000 and $70,000, respectively, of construction oversight reimbursements.

During the years ended December 31, 1998 and 1997 affiliates of the Managing General Partner, were entitled to receive 5% of the gross receipts from all of the Registrant's properties (except Southpointe which is 3%) as compensation for providing property management services. The Registrant paid to such affiliates $1,016,000 and $1,006,000 for the years ended December 31, 1998 and 1997 respectively. During the year ended December 31, 1997 and for the nine months ended September 30, 1998, affiliates of the Managing General Partner were entitled to varying percentages of gross receipts from the Registrant's commercial property as compensation for providing management services. These services were performed by affiliates of the Managing General Partner during 1997 and for the nine months ended September 30, 1998. The Registrant paid to such affiliates $18,000 and $23,000 for the nine months ended September 30, 1998 and for the year ended December 31, 1997, respectively. Effective October 1, 1998 (the effective date of the Insignia Merger), these services for the commercial property were performed by an unrelated party.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $504,000 and $431,000 for the years ended December 31, 1998 and 1997, respectively.



Angeles Mortgage Investment Trust ("AMIT"), a real estate investment trust, provides financing (the "AMIT Loans") to the Princeton Meadows Golf Course
Joint Venture. The AMIT Loan had a principal balance of $1,567,000 at December 31, 1998, accrues interest at a rate of 12.5% per annum and matures on September 1, 2000, at which time the outstanding balance and any unpaid interest is due. Interest expense on the debt secured by the Joint Venture was approximately $196,000 for both of the years ended December 31, 1998 and 1997, respectively. Accrued interest was $18,000 at December 31, 1998. Pursuant to a series of transactions, affiliates of the Managing General Partner acquired ownership interests in AMIT. On September 17, 1998, AMIT was merged with and into Insignia Properties Trust ("IPT"), the entity which controlled the Managing General Partner. Effective February 26, 1999, IPT was merged into AIMCO. As a result, AIMCO is the current holder of the AMIT Loan.



On February 26, 1999, Princeton Meadows Golf Course was sold to an unaffiliated third party. Upon closing, the AMIT principal balance of $1,567,000 plus accrued interest of approximately $17,000 was paid off.

The Partnership was permitted to make advances to the Joint Venture as deemed appropriate by the Managing General Partner. These advances did not bear interest and did not have stated terms of repayment. At December 31, 1998, the amount of advances receivable from the Joint Venture was approximately $149,000.

On April 14, 1998, an affiliate of the Managing General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 18,500 of the outstanding units of limited partnership interest in the Partnership at $500 per Unit, net to the seller in cash. The Purchaser acquired 8,002 units at $500 per Unit pursuant to this tender offer or 17.894% of the outstanding limited partnership units. On August 13, 1998, the purchaser commenced a second tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 12,000 of the outstanding units of limited partnership interest in the Partnership at $600 per Unit, net to the seller in cash.
In connection with this tender offer, the Purchaser acquired 4,607 units at $600 per Unit or 10.302% of the outstanding limited partnership units.
As a result of these purchases, AIMCO currently owns, through its affiliates, a total of 16,595 limited partnership units or 37.109% of the outstanding limited partnership units. Consequently, AIMCO could be in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.



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




NOTE F - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION


                                                   Initial Cost

                                                  To Partnership

                                                                     Cost

                                                    Buildings    Capitalized

                                                   and Related    (Removed)

                                                    Personal    Net Subsequent

Description                 Encumbrances   Land     Property    to Acquisition

                                             (in thousands)

Investment Properties

Briarwood Apartments        $   1,585      $   136   $ 1,409     $    322

Chambers Ridge Apartments       5,478          527     7,823        1,636

Cooper Point Plaza              3,906        1,689     5,319        1,857

Gateway Gardens Apartments      6,390          255     6,206        1,355

Hunters Glen Apartments-IV      8,267        1,552     8,324        1,414

Hunters Glen Apartments-V       8,947        1,820     9,759        1,553

Hunters Glen Apartments-VI      9,313        1,981    10,620        1,567

Pickwick Place Apartments       6,383          603     6,552        2,471

Southpointe Apartments         11,017          663     8,616          859

Twin Lake Towers Apartments    11,052        1,115    12,806        1,604





Totals                      $  72,338      $10,341   $77,434     $ 14,638






                               Gross Amount At Which Carried

                                   At December 31, 1998

                                      (in thousands)


                                         Buildings

                                        And Related

                                         Personal             Accumulated    Date    Depreciable

         Description            Land     Property     Total   Depreciation Acquired   Life-Years


Briarwood Apartments            $   136   $ 1,731   $  1,867    $  1,190   06/25/85     10-20

Chambers Ridge Apartments           527     9,459      9,986       6,796   07/26/84     10-20

Cooper Point Plaza                1,689     7,176      8,865       5,406   12/14/84     10-20

Gateway Gardens Apartments          255     7,561      7,816       5,358   12/21/84     10-20

Hunters Glen Apartments - IV      1,552     9,738     11,290       6,846   01/31/85     10-40

Hunters Glen Apartments - V       1,820    11,312     13,132       7,991   01/31/85     10-40

Hunters Glen Apartments - VI      1,981    12,187     14,168       8,607   01/31/85     10-40

Pickwick Place Apartments           603     9,023      9,626       5,712   05/11/84     10-20

Southpointe Apartments              663     9,475     10,138       6,890   06/12/85     10-20

Twin Lake Towers Apartments       1,115    14,410     15,525      10,479   03/30/84     10-20



Totals                          $10,341   $92,072   $102,413    $ 65,275




The depreciable lives included above are for the buildings and components. The depreciable lives for related personal property are for 5 to 7 years.

Reconciliation of "Investment Properties and Accumulated Depreciation":


                                             Years Ended December 31,

                                                 1998         1997

                                                  (in thousands)


Investment Properties


Balance at beginning of year                 $100,619        $ 99,165

Property improvements                           2,281           1,671

Disposal of assets                               (487)           (217)


Balance at end of year                       $102,413        $100,619


Accumulated Depreciation


Balance at beginning of year                 $ 60,629        $ 55,811



Additions charged to expense                    4,995           4,965

   Disposal of assets                            (349)           (147)


Balance at end of year                       $ 65,275        $ 60,629


The aggregate cost of the real estate for Federal income tax purposes at December 31, 1998 and 1997, is $111,389,000 and $109,505,000 respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1998 and 1997, is $75,321,000 and $71,406,000, respectively.

NOTE G - INVESTMENT IN JOINT VENTURE

Condensed balance sheet information of the Joint Venture at December 31, 1998, is as follows (in thousands):


Assets

Cash                                         $   118

Other assets                                     169

Investment properties, net                     2,036

Total                                        $ 2,323


Liabilities and Partners' Capital

Note payable to AMIT (Note E)                $ 1,567



Other liabilities                                671

Partners' capital                                 85

   Total                                     $ 2,323




The condensed statements of operations of the Joint Venture for the years ended December 31, 1998 and 1997, are summarized as follows:


                                           Years Ended

                                          December 31,

                                      1998           1997

                                         (in thousands)


Revenue                             $ 1,667       $ 1,628

Costs and expenses                   (1,681)       (1,535)


Net (loss) income                   $   (14)      $    93


The Partnership recognized its 44.5% equity loss of approximately $6,000 and equity income of approximately $42,000 in the Joint Venture for the years ended December 31, 1998 and 1997, respectively.

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




In November 1995, representatives of the Joint Venture and the New Jersey DEP met and developed a plan of action to clean-up the contamination site at Princeton Meadows Golf Course. The Joint Venture has engaged an engineering firm to conduct consulting and compliance work and a second firm to perform the field work necessary for the clean-up. Field work is in process, with skimmers having been installed at three test wells on the site. These skimmers are in place to detect any residual fuel that may still be in the ground. The expected completion date of field work was to be sometime in 1999. The Joint Venture originally recorded a liability of $199,000 for the costs of the clean-up. For the year ended December 31, 1997, the Joint Venture recorded an additional liability of approximately $45,000 as an adjustment to estimated costs remaining to complete the clean-up. At December 31, 1998, the balance in the liability for clean-up costs is $54,000. Upon sale of the Golf Course, as noted below, the Joint Venture received documents from the Purchaser releasing the Joint Venture from any further responsibility or liability with respect to the clean-up.

On February 26, 1999, the Joint Venture sold the Princeton Meadows Golf Course to an unaffiliated third party for gross sale proceeds of $5,100,000. The Joint Venture received net proceeds of $3,452,000 after payment of closing costs, resulting in a gain on sale of approximately $2,932,000. The Partnership's 1999 pro-rata share of this gain is expected to be approximately $1,305,000. Furthermore, as a result of the sale, unamortized loan costs in the amount of $6,500 were written off. This resulted in an extraordinary loss on early extinguishment of debt of approximately $6,500. The Partnership's 1999 pro-rata share of this extraordinary loss is expected to be approximately $3,000.




NOTE H - CASUALTIES

A net casualty gain of $352,000 has been recorded in 1998 due to fires at Pickwick Place and Hunters Glen V and VI and water damage at Southpointe. In June, 1998, a fire at Pickwick Place extensively damaged 12 apartment units. The undepreciated value of the units of approximately $80,000 was written off and netted with the insurance proceeds received of approximately $449,000, for a net casualty gain of $369,000. In May, 1998, there were two smaller fires at Hunters Glen V and VI which resulted in damages of approximately $3,000 and $4,000, respectively. Finally, in February, 1998, there was some water damage at Southpointe which resulted in a net loss of $10,000 after the receipt of insurance proceeds.

During October 1997, there was a fire on the balcony of a unit at Pickwick Place Apartments. The fire caused smoke and water damage to four units in the building. Expected insurance proceeds to be received as a result of this casualty approximate the estimated repair costs of $60,000, resulting in no gain or loss being recorded.

NOTE I _ LOSS ON DISPOSAL OF PROPERTIES

For the year ended December 31, 1998, a loss on disposal of properties was recorded at Chambers Ridge Apartments and Twin Lake Towers Apartments for approximately $35,000 and $23,000, respectively, as the result of re-roofing projects at both investment properties. The losses occurred due to the write-off of the old roofs that were not fully depreciated upon completion of the new roofing projects.

For the year ended December 31, 1997, a loss on disposal of properties of approximately $70,000 was recorded as the result of balcony replacements at Twin



Lake Towers and carport replacements at Pickwick Place for approximately $37,000 and $33,000, respectively.

NOTE J _ SUBSEQUENT EVENTS

On January 4, 1999, the Registrant sold Cooper Point Plaza to an unaffiliated third party for net sales proceeds of approximately $2,011,000 after payment of closing costs. The Registrant realized a gain of approximately $2,400,000 on the sale and a related $556,000 extraordinary loss on early extinguishment of debt.

On February 26, 1999, the Joint Venture sold the Princeton Meadows Golf Course to an unaffiliated third party for gross sale proceeds of $5,100,000. The Joint Venture received net proceeds of $3,452,000 after payment of closing costs, resulting in a gain on sale of approximately $2,932,000. The Partnership's 1999 pro-rata share of this gain is expected to be approximately $1,305,000. Furthermore, as a result of the sale, unamortized loan costs in the amount of $6,500 were written off. This resulted in an extraordinary loss on early extinguishment of debt of approximately $6,500. The Partnership's 1999 pro-rata share of this extraordinary loss is expected to be approximately $3,000.




NOTE K _ SEGMENT REPORTING

Description of the types of products and services from which the reportable segment derives its revenues:

As defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Partnership has one reportable segment: residential properties. This segment consists of nine apartment complexes located in six states in the United States. The Partnership rents apartment units to people for terms that are typically less than twelve months.

Measurement of segment profit or loss:

The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies.

Factors management used to identify the Partnership's reportable segment:

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties are managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the years 1998 and 1997 is shown in the tables below. The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

                1998                 RESIDENTIAL     OTHER       TOTALS



                                          (in thousands)

 Rental income                        $19,902       $   737     $20,639
 Other income                           1,170           250       1,420
 Interest expense                       5,964           450       6,414
 Depreciation                           4,641           354       4,995
 General and administrative expense        --           760         760
 Casualty gain                            352            --         352
 Loss on disposal of property             (58)           --         (58)
 Equity in loss of JV                      --            (6)         (6)
 Segment profit (loss)                    277          (961)       (684)
 Total assets                          39,066        10,477      49,543
 Capital expenditures for
   investment properties                2,281            --       2,281




                                     RESIDENTIAL     OTHER       TOTALS
                1997                       (in thousands)

 Rental income                        $19,030       $   802     $19,832
 Other income                           1,068           216       1,284
 Interest expense                       6,030           462       6,492
 Depreciation                           4,584           381       4,965
 General and administrative expense        --           509         509
 Loss on disposal of property             (70)           --         (70)
 Equity in income of JV                    --            42          42
 Segment loss                          (1,320)         (705)     (2,025)
 Total assets                          41,112        10,253      51,365
 Capital expenditures (write-offs)
   for investment properties            1,687           (16)      1,671

NOTE L _ LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Managing General Partner does not anticipate that costs associated with this case, if any, to be material to the Partnership's overall operations.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled EVEREST PROPERTIES, LLC. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California, county of Los Angeles. The action involves 44 real estate limited partnership (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's operations.



In July 1998, a limited partner of the Partnership commenced an action in the Circuit Court for Jackson County, Missouri entitled BOND PURCHASE LLC V. ANGELES PARTNERS XII, ET AL. The complaint claims that the Partnership and an affiliate of the Managing General Partner breached certain contractual and fiduciary duties allegedly owed to the claimant and seeks damages and injunctive relief. The Managing General Partner believes the claim to be without merit and intends to vigorously defend the claim. The Managing General Partner is unable to determine the costs associated with this claim at this time.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURES

There were no disagreements with Ernst & Young, LLP regarding the 1998 or 1997 audits of the Partnership's financial statements.



                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Angeles Realty Corporation II ("ARC II" or the "Managing General Partner"), is a wholly-owned subsidiary of MAE GP Corporation (MAE GP).

Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which was an affiliate of Insignia Financial Group, Inc. ("Insignia"). Effective, October 1, 1998 and February 26, 1999, Insignia and IPT were respectively merged into Apartment Investment and Management Company ("AIMCO"). Thus the Managing General Partner is now a wholly-owned subsidiary of AIMCO.

The names of the directors and executive officers of ARC II, their ages and the nature of all positions with ARC II presently held by them are as follows:

Name                    Age   Position

Patrick J. Foye         41    Executive Vice President and Director

Timothy R. Garrick      42    Vice President _ Accounting and Director

Patrick J. Foye has been Executive Vice President and Director of the Managing General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State



Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham University Law School.

Timothy R. Garrick has served as Vice President-Accounting of AIMCO and Vice President-Accounting and Director of the Managing General Partner since October 1, 1998. Prior to that date, Mr. Garrick served as Vice President-Accounting Services of Insignia Financial Group since June of 1997. From 1992 until June of 1997, Mr. Garrick served as Vice President of Partnership Accounting and from 1990 to 1992 as an Asset Manager for Insignia Financial Group. From 1984 to 1990, Mr. Garrick served in various capacities with U.S. Shelter Corporation. From 1979 to 1984, Mr. Garrick worked on the audit staff of Ernst & Whinney.
Mr. Garrick received his B.S. Degree from the University of South Carolina and is a Certified Public Accountant.

ITEM 10.  EXECUTIVE COMPENSATION

None of the directors and officers of the Managing General Partner received any renumeration from the Registrant.




ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership units of the Registrant as of December 31, 1998.

                                    Number of
            Entity                    Units           Percentages

Cooper River Properties LLC
(an affiliate of AIMCO)               4,607             10.302%
Broad River Properties LLC
(an affiliate of AIMCO)               8,002             17.894%
Insignia Properties, LP
(an affiliate of AIMCO)               1,804              4.034%
AIMCO Properties LP
(an affiliate of AIMCO)               2,182              4.879%

Cooper River Properties LLC, Broad River Properties, Insignia Properties LP and AIMCO Properties LP are indirectly ultimately owned by AIMCO. The business address for all except AIMCO Properties LP is 55 Beattie Place, Greenville, SC 29602. The business address for AIMCO Properties LP is 1873 South Bellaire Street, 17th Floor, Denver, Colorado 80222.

On October 1, 1998, Insignia Financial Group, Inc. merged into AIMCO, a real estate investment trust, whose Class A Common Shares are listed on the New York Stock Exchange. As a result of such merger, AIMCO and AIMCO Properties, L.P., a Delaware limited partnership and the operating partnership of AIMCO ("AIMCO OP") acquired indirect control of the Managing General Partner. AIMCO and its affiliates currently own 37.109% of the limited partnership interests in the



Partnership. AIMCO is presently considering whether it will engage in an exchange offer for additional limited partnership interests in the Partnership. There is a substantial likelihood that, within a short period of time, AIMCO OP will offer to acquire limited partnership interests in the Partnership for cash or preferred units or common units of limited partnerships interests in AIMCO OP. While such an exchange offer is possible, no definite plans exist as to when or whether to commence such an exchange offer, or as to the terms of any such exchange offer, and it is possible that none will occur.

A registration statement relating to these securities has been filed with the Securities and Exchange Commission but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This Form 10-KSB shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to the registration or qualification under the securities laws of any such state.

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

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts owed to the Managing General Partner and affiliates for the years ended December 31, 1998 and 1997, were paid or accrued:


                                                  1998           1997

                                                     (in thousands)


Property management fees (included in

  Operating expenses)                          $1,034         $   1,029

Partnership management fee (included in

  general and administrative expense) (1)         135                --



Reimbursement for services of affiliates

  (included in operating and general and

  Administrative expenses and investment

  Property)                                       504               431


(1) The Partnership Agreement provides for a fee equal to 7.5% of "net cash flow from operations", as defined in the Partnership Agreement to be paid to the Managing General Partner for executive and administrative management services.

Included in reimbursements for services of affiliates for the year ended December 31, 1998 and 1997, is approximately $56,000 and $70,000, respectively, of construction oversight reimbursements.

During the years ended December 31, 1998 and 1997 affiliates of the Managing General Partner, were entitled to receive 5% of the gross receipts from all of the Registrant's properties (except Southpointe which is 3%) as compensation for providing property management services. The Registrant paid to such affiliates $1,016,000 and $1,006,000 for the years ended December 31, 1998 and 1997 respectively. During the year ended December 31, 1997 and for the nine months ended September 30, 1998, affiliates of the Managing General Partner were entitled to varying percentages of gross receipts from the Registrant's commercial property as compensation for providing management services. These services were performed by affiliates of the Managing General Partner during 1997 and for the nine months ended September 30, 1998. The Registrant paid to such affiliates $18,000 and $23,000 for the nine months ended September 30, 1998 and for the year ended December 31, 1997, respectively. Effective October 1,



1998 (the effective date of the Insignia Merger), these services for the commercial property were performed by an unrelated party.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $504,000 and $431,000 for the years ended December 31, 1998 and 1997, respectively.

Angeles Mortgage Investment Trust ("AMIT"), a real estate investment trust, provides financing (the "AMIT Loans") to the Princeton Meadows Golf Course
Joint Venture. The AMIT Loan had a principal balance of $1,567,000 at December 31, 1998, accrues interest at a rate of 12.5% per annum and matures on September 1, 2000, at which time the outstanding balance and any unpaid interest is due. Interest expense on the debt secured by the Joint Venture was approximately $196,000 for both of the years ended December 31, 1998 and 1997, respectively. Accrued interest was $18,000 at December 31, 1998. Pursuant to a series of transactions, affiliates of the Managing General Partner acquired ownership interests in AMIT. On September 17, 1998, AMIT was merged with and into Insignia Properties Trust ("IPT"), the entity which controlled the Managing General Partner. Effective February 26, 1999, IPT was merged into AIMCO. As a result, AIMCO is the current holder of the AMIT Loan.

On February 26, 1999, Princeton Meadows Golf Course was sold to an unaffiliated third party. Upon closing, the AMIT principal balance of $1,567,000 plus accrued interest of approximately $17,000 was paid off.

The Partnership was permitted to make advances to the Joint Venture as deemed appropriate by the Managing General Partner. These advances did not bear interest and did not have stated terms of repayment. At December 31, 1998, the amount of advances receivable from the Joint Venture was approximately $149,000.



On April 14, 1998, an affiliate of the Managing General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 18,500 of the outstanding units of limited partnership interest in the Partnership at $500 per Unit, net to the seller in cash. The Purchaser acquired 8,002 units at $500 per Unit pursuant to this tender offer or 17.894% of the outstanding limited partnership units. On August 13, 1998, the purchaser commenced a second tender offer for limited partnership interests in the Partnership. The Purchaser offered up to 12,000 of the outstanding units of limited partnership interest in the Partnership at $600 per Unit, net to the seller in cash. In connection with this tender offer, the Purchaser acquired 4,607 units at $600 per Unit or 10.302% of the outstanding limited partnership units. As a result of these purchases, AIMCO currently owns, through its affiliates, a total of 16,595 limited partnership units or 37.109% of the outstanding limited partnership units. Consequently, AIMCO could be in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

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





                                    PART IV


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:  See Exhibit Index contained herein.

          (b)  Reports on Form 8-K filed during the fourth quarter of 1997.

               Current Report on Form 8-K dated October 1, 1998 filed on October 16, 1998 disclosing Change in Control of Registrant from Insignia Financial Group, Inc. to AIMCO.






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


                          Angeles Partners XII
                          (A California Limited Partnership)
                          (Registrant)


                          By:   Angeles Realty Corporation II
                                 Managing General Partner


                          By:    /s/ Patrick J. Foye
                                 Patrick J. Foye
                                 Executive Vice President


                          By:    /s/ Timothy R. Garrick
                                 Timothy R. Garrick
                                 Vice President - Accounting

                          Date:   March 31, 1999





In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/ Patrick J. Foye        Executive Vice President       Date: March 31, 1999
Patrick J. Foye            and Director


/s/ Timothy R. Garrick     Vice President _ Accounting    Date: March 31, 1999
Timothy R. Garrick         and Director



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

10.18 Purchase and Sale Agreement dated January 4, 1999, between Cooper Point Plaza, LLC and Angeles Partners XII for sale of Cooper Pointe Plaza filed with Form 10-KSB for the year ended December 31, 1998.

16.1 Letter from the Registrant's former independent accountant regarding its concurrence with the statements made by the Registrant is incorporated by reference to the Exhibit filed with Form 8-K dated September 1, 1993.

27         Financial Data Schedule is filed as an Exhibit to this report.