Form 10QSB
period 1999-03-31
ANGELES PARTNERS XII
filed 1999-05-17
CIK 720392

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


                 For the quarterly period ended March 31, 1999


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

                         55 Beattie Place, PO Box 1089
                        Greenville, South Carolina 29602
                    (Address of principal executive offices)


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


ITEM 1.   FINANCIAL STATEMENTS

a)
                              ANGELES PARTNERS XII

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 1999



Assets

  Cash and cash equivalents                                        $  6,862

  Receivables and deposits                                            1,968

  Restricted escrows                                                  1,247

  Other assets                                                        1,232

Investment in, and advances of $149 to, joint venture                 1,420

  Investment properties:

     Land                                                $  8,652

     Buildings and related personal property               85,318

                                                           93,970

     Less accumulated depreciation                        (61,051)   32,919

                                                                   $ 45,648
Liabilities and Partners' Deficit

Liabilities

  Accounts payable                                                 $    526

  Tenant security deposit liabilities                                   940

  Accrued property taxes                                              1,043

  Other liabilities                                                     818

  Mortgage notes payable                                             67,743

Partners' Deficit

  General partners                                       $   (639)

  Limited partners (44,718 units issued and

outstanding)                                              (24,783)  (25,422)

                                                                   $ 45,648


          See Accompanying Notes to Consolidated Financial Statements

b)
                              ANGELES PARTNERS XII

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                                      Three Months Ended

                                                           March 31,

                                                        1999       1998

Revenues:

  Rental income                                       $ 5,089    $ 5,076

  Other income                                            354        330

  Gain on sale of investment property (Note E)          2,362         --

     Total revenues                                     7,805      5,406

Expenses:

  Operating                                             1,978      2,087

  General and administrative                              164        155

  Depreciation                                          1,182      1,229

  Interest                                              1,516      1,614

  Property taxes                                          591        573

     Total expenses                                     5,431      5,658


Equity in income (loss) of joint venture                1,239        (51)


Income (loss) before extraordinary items                3,613       (303)

Equity in extraordinary loss on the

 extinguishment of debt of joint venture

 (Note C)                                                  (3)        --


Extraordinary loss on extinguishment

   of debt (Note E)                                      (556)        --


     Net income (loss)                                $ 3,054    $  (303)


Net income loss allocated to general partners (1%)    $    31    $    (3)

Net income loss allocated to limited partners (99%)     3,023       (300)


                                                      $ 3,054    $  (303)

Net income (loss) per limited partnership unit        $ 67.61    $( 6.71)


Distributions per limited partnership unit            $ 55.79    $    --


          See Accompanying Notes to Consolidated Financial Statements
c)
                              ANGELES PARTNERS XII

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)



                                  Limited

                                Partnership  General     Limited

                                   Units     Partners   Partners     Total


Original capital contributions     44,773   $      1    $ 44,773    $ 44,774


Partners' deficit at

   December 31, 1998               44,718   $   (638)   $(25,311)   $(25,949)


Net income for the three months

   ended March 31, 1999                --         31       3,023       3,054


Distributions to partners              --        (32)     (2,495)     (2,527)


Partners' deficit at

   March 31, 1999                  44,718   $   (639)   $(24,783)   $(25,422)


          See Accompanying Notes to Consolidated Financial Statements


                              ANGELES PARTNERS XII

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                           Three Months Ended

                                                               March 31,

                                                             1999       1998

Cash flows from operating activities:

  Net income (loss)                                        $ 3,054    $  (303)

  Adjustments to reconcile net income (loss) to net cash

    provided by operating activities:

    Depreciation                                             1,182      1,229

    Amortization of discounts, loan costs, and

leasing commissions                                             90        111

Equity in (income) loss of joint venture                    (1,239)        51

Equity in extraordinary loss on extinguishment of

      debt of joint venture                                      3         --

    Gain on disposal of investment properties               (2,362)        --

    Extraordinary loss on extinguishment of debt               556         --


  Change in accounts:

    Receivables and deposits                                    17        (51)

    Other assets                                              (124)        49

    Accounts payable                                           (29)       (35)

    Tenant security deposit liabilities                        (19)        17

    Accrued taxes                                              (42)        36

    Other liabilities                                          (74)      (669)


      Net cash provided by operating activities              1,013        435


Cash flows from investing activities:

Property improvements and replacements                        (422)      (182)

  Net receipts from restricted escrows                          22        129

Proceeds from sale of investment properties                  5,995         --


      Net cash provided by (used in) investing activities    5,595        (53)


Cash flows used in financing activities:

  Payments on mortgage notes payable                          (197)      (212)


  Repayment of loans                                        (3,905)        --

  Distributions to partners                                 (3,177)        --

  Debt extinguishment costs                                    (78)        --

      Net cash used in financing activities                 (7,357)      (212)


Net (decrease) increase in cash and cash equivalents          (749)       170


Cash and cash equivalents at beginning of period             7,611      6,459


Cash and cash equivalents at end of period                 $ 6,862    $ 6,629


Supplemental disclosure of cash flow information:

  Cash paid for interest                                   $ 1,363    $ 2,142


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

          See Accompanying Notes to Consolidated Financial Statements



                              ANGELES PARTNERS XII

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Angeles Partners XII (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1998.

Principles of Consolidation

The consolidated financial statements of the Partnership include its 99% limited partnership interest in Pickwick Place AP XII LP. The Partnership may remove the General Partner of Pickwick Place AP XII LP; therefore, this partnership is controlled and consolidated by the Partnership. The consolidated financial statements also include the Partnership's interests in AP XII Associates GP, LLC, Hunters Glen Phase I GP, LLC, Hunters Glen Phase V GP, LLC, single member limited liability corporations, which are wholly-owned by the Registrant. All significant inter-entity balances have been eliminated. Minority interest is immaterial and not shown separately in the financial statements.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired a 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - INVESTMENT IN JOINT VENTURE

The Partnership had a 44.5% investment in Princeton Golf Course JV ("Joint Venture"). On February 26, 1999, the Joint Venture sold its only investment property, Princeton Meadows Golf Course, to an unaffiliated third party. The sale resulted in net proceeds of approximately $3,411,000 after payment of closing costs, resulting in a gain on sale of approximately $2,885,000. The Partnership's 1999 pro-rata share of this gain is approximately $1,284,000. Furthermore, as a result of the sale, unamortized loan costs of approximately $7,000 were written off.

This resulted in an extraordinary loss on early extinguishment of debt of approximately $7,000. The Partnership's pro-rata share of this extraordinary loss is approximately $3,000.

Condensed balance sheet information of the Joint Venture is summarized as follows:


                                            March 31, 1999

                                            (in thousands)

Assets

Cash                                          $ 3,454

Other assets                                      113

Total                                         $ 3,567

Liabilities and Partners' Deficit

Other liabilities                                 715

Partners' capital                               2,852

  Total                                       $ 3,567


The condensed statements of operations of the Joint Venture for the three months ended March 31, 1999 and 1998 are summarized as follows:

                                         Three Months Ended March 31,
                                              1999           1998
                                                (in thousands)

Revenues                                     $    30        $   203
Costs and expenses                              (131)          (317)
Loss before gain on sale of investment
 property and extraordinary loss on
 extinguishment of debt                         (101)          (114)
Gain on sale of investment property             2,885             --
Extraordinary loss on extinguishment
 of debt                                           (7)            --
 Net income                                  $ 2,777        $  (114)

The Partnership realized equity income (loss) of approximately $1,239,000 and ($51,000) in the Joint Venture for the three months ended March 31, 1999, and 1998, respectively. The Partnership also realized equity in the extraordinary loss on extinguishment of debt of approximately $3,000 for the three months ended March 31, 1999.

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

In November 1995, representatives of the Joint Venture and the New Jersey DEP met and developed a plan of action to clean-up the contamination site at Princeton Meadows Golf Course. The Joint Venture engaged an engineering firm to conduct consulting and compliance work and a second firm to perform the field work necessary for the clean-up. Field work was in process, with skimmers having been installed at three test wells on the site. These skimmers were in place to detect any residual fuel that may have still been in the ground. The completion date of field work was expected to be in 1999. The Joint Venture originally recorded a liability of $199,000 for the costs of the clean-up. At February 26, 1999, the balance in the liability for clean-up costs was approximately $53,000. Upon the sale of the Golf Course, as noted above, the Joint Venture received documents from the Purchaser releasing the Joint Venture from any further responsibility or liability with respect to the clean-up.

NOTE D - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement for certain expenses incurred by affiliates on behalf of the Partnership. The following amounts owed to the Managing General Partner and affiliates for the three months ended March 31, 1999 and 1998, were paid or accrued:


                                               1999      1998

                                               (in thousands)


Property management fees (included in          $259      $255

  operating expenses)

Reimbursement for services of affiliates

  (included in operating and general and

  administrative expenses)                      114       120


Included in "Reimbursements for services of affiliates" for the period ended March 31, 1998 is approximately $16,000 of construction oversight reimbursements. No such costs were incurred for the three months ended March 31, 1999.

During the three months ended March 31, 1999 and 1998, affiliates of the Managing General Partner, were entitled to receive 5% of the gross receipts from all of the Registrant's residential properties (except Southpointe which is 3%) as compensation for providing property management services. The Registrant paid to such affiliates $259,000 and $249,000 for the three month periods ended March 31, 1999 and 1998, respectively. Also, during the three months ended March 31, 1998 affiliates of the Managing General Partner were entitled to varying percentages of gross receipts from the Registrant's commercial property as compensation for providing management services. The Registrant paid to such affiliates $6,000 for the three months ended March 31, 1998. Effective October 1, 1998 (the effective date of the Insignia Merger), these services for the commercial property were performed by an unrelated party.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $114,000 and $120,000 for the three months ended March 31, 1999 and 1998, respectively.

Angeles Mortgage Investment Trust ("AMIT"), a real estate investment trust, provided financing (the "AMIT Loans") to the Princeton Meadows Golf Course Joint Venture (see "Note C"). Pursuant to a series of transactions, affiliates of the Managing General Partner acquired ownership interests in AMIT. On September 17, 1998, AMIT was merged with and into Insignia Properties Trust ("IPT"), the entity which controlled the Managing General Partner. Effective February 26, 1999, IPT was merged into AIMCO. As a result, AIMCO is the current holder of the AMIT Loan.

Also on February 26, 1999, Princeton Meadows Golf Course was sold to an unaffiliated third party. Upon closing, the AMIT principal balance of $1,567,000 plus accrued interest of approximately $17,000 was paid off.

The Partnership was permitted to make advances to the Joint Venture as deemed appropriate by the Managing General Partner. These advances do not bear interest and do not have stated terms of repayment. At March 31, 1999, the amount of advances receivable from the Joint Venture was approximately $149,000. It is anticipated that this amount will be repaid by the Joint Venture upon the finalization of its operations during the next several months.

NOTE E - SALE OF INVESTMENT PROPERTY

On January 4, 1999 the Partnership sold its only commercial property, Cooper Point Plaza, to an unaffiliated third party for net sales proceeds of approximately $2,011,000 after payment of closing costs and repayment of the mortgage encumbering the property. The Registrant realized a gain of approximately $2,362,000 on the sale and a related $556,000 extraordinary loss on early extinguishment of debt. In February 1999, the Partnership made a distribution of approximately $2,032,000 representing proceeds from the sale of Cooper Point Plaza.

NOTE F - SEGMENT REPORTING

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership has one reportable segment: residential properties consisting of nine apartment complexes located in six states - Iowa, Pennsylvania, New Jersey, Ohio, Illinois, and Washington. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

Measurement of segment profit or loss:

The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1998.

Factors management used to identify the Partnership's reportable segment:

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties are managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the three month periods ended March 31, 1999 and 1998 is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

               1999                 Residential    Other    Totals

Rental income                          $5,078     $    11   $ 5,089
Other income                              291          63       354
Interest expense                        1,510           6     1,516
Depreciation                            1,182          --     1,182
General and administrative expense         --         164       164
Casualty loss                              75          --        75
Gain on disposal of property               --       2,362     2,362
Equity in income of joint venture          --       1,239     1,239
Extraordinary loss on the
 extinguishment of debt                    --         556       556
Equity in extraordinary loss on
 extinguishment of debt of
 joint venture                             --          (3)       (3)
Segment profit                            114       2,940     3,054
Total assets                            38,405      7,243    45,648
Capital expenditures for
  investment properties                   422          --       422



               1998                Residential    Other    Totals

Rental income                        $ 4,894     $   182   $ 5,076
Other income                             278          52       330
Interest expense                       1,500         114     1,614
Depreciation                           1,140          89     1,229
General and administrative expense        --         155       155
Equity in loss of joint venture           --         (51)      (51)
Segment loss                             (29)       (274)     (303)
Total assets                          40,447       9,940    50,387
Capital expenditures
  for investment properties              341          --       341

NOTE G - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Managing General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled Everest Properties, LLC. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California, county of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's overall operations.

In July 1998, a limited partner of the Partnership commenced an action in the Circuit Court for Jackson County, Missouri entitled Bond Purchase LLC v. Angeles Partners XII, et al. The complaint claims that the Partnership and an affiliate of the Managing General Partner breached certain contractual and fiduciary duties allegedly owed to the claimant and seeks damages and injunctive relief. This case was settled on April 9, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time.
The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment properties consisted of nine apartment complexes and one commercial complex. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1999 and 1998:

                                       Average Occupancy
Property                                 1999      1998

Briarwood Apartments                      99%      97%
 Cedar Rapids, Iowa

Chambers Ridge Apartments                 95%      94%
 Harrisburg, Pennsylvania

Gateway Gardens Apartments                97%      98%
 Cedar Rapids, Iowa

Hunters Glen - IV Apartments              97%      97%
 Plainsboro, New Jersey

Hunters Glen - V Apartments               98%      98%
 Plainsboro, New Jersey

Hunters Glen - VI Apartments              98%      97%
 Plainsboro, New Jersey

Pickwick Place Apartments (1)             87%      93%
 Indianapolis, Indiana

Southpointe Apartments (2)                70%      62%
 Bedford Heights, Ohio

Twin Lake Towers Apartments               99%      99%
 Westmont, Illinois


(1) The occupancy at Pickwick Place Apartments has decreased due to increased competition in the local market. Also, due to lower interest rates more people have been purchasing homes.

(2) The mortgage indebtedness encumbering this property was modified in December 1997. As part of the agreement, the Partnership was required to advance funds of $150,000 to Southpointe Apartments for capital improvement projects. As of March 31, 1999, all of the improvements to be covered by this advance have been completed. Southpointe Apartments' low occupancy is due to delays in renovations and the past poor condition of the property. There continues to be extensive renovations that need to be completed at the property, however, there is not enough cash flow to complete these renovations. During March 1999 the property notified the mortgage lender that it would not be making the required monthly interest payments due to cash flow problems. The Managing General Partner is currently evaluating its options with respect to this property, however, no additional funds from the Partnership will be committed to the property at this time.

Results of Operations

The Partnership incurred a net income of approximately $3,054,000 for the three months ended March 31, 1999, as compared to a net loss of approximately $303,000 for the three months ended March 31, 1998. The increase in net income is primarily due to the gain on disposal of Cooper Point and the equity income from the sale of the Princeton Meadows Golf Course Joint Venture.

On January 4, 1999 the Partnership sold its only commercial property, Cooper Point Plaza, to an unaffiliated third party for net sales proceeds of $2,011,000 after payment of closing costs and repayment of the mortgage encumbering the property. The Registrant realized a gain of approximately $2,362,000 on the sale and a related $556,000 extraordinary loss on early extinguishment of debt.

The Partnership had a 44.5% investment in Princeton Meadows Golf Course Joint Venture. For the three months ended March 31, 1999 the Partnership realized equity in income of the Joint Venture of approximately $1,239,000, which included the gain on disposal of Princeton Meadows Golf Course of $1,284,000 and a loss on operations of approximately $45,000, as compared to equity in loss of the Joint Venture of approximately $51,000 for the three months ended March 31, 1998. The Partnership also realized equity in the extraordinary loss on extinguishment of debt of the Joint Venture of $3,000 for the three months ended March 31, 1999.

Excluding the impact of the sale of Cooper Point Plaza and the Princeton Meadows golf course, net income increased approximately $142,000 for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998 primarily due to an increase in total revenues partially offset by an increase in total expenses. The increase in total revenues is primarily attributable to an increase in rental income as a result of increases in average annual rental rates at the Partnership's remaining properties as well as increases in occupancy at Briarwood, Chambers Ridge, Hunters Glen VI and Southpointe, which offset decreases in occupancy at Gateway Gardens and Pickwick Place. Total expenses increased primarily due to increases in depreciation and property taxes. Depreciation increased due to increased property improvements and replacements at Gateway Gardens. Property taxes increased due to an increase in the assessment value at Gateway Gardens.

Included in general and administrative expenses at both March 31, 1999 and 1998 are reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions there is no guarantee that the Managing General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At March 31, 1999 the Registrant held cash and cash equivalents of approximately $6,862,000, compared to approximately $6,629,000 at March 31, 1998. Cash and cash equivalents decreased approximately $749,000 for the three months ended March 31, 1999 from the Registrant's fiscal year end primarily due to approximately $7,357,000 of cash used in financing activities, which was partially offset by approximately $5,595,000 of cash provided by investing activities and approximately $1,013,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to partners, debt extinguishment costs, payments of principal made on the mortgages encumbering the Registrant's properties, and the repayment of mortgage due to the sale of Cooper Point Plaza. Cash provided by investing activities consisted of proceeds from the sale of Cooper Point Plaza, receipts from restricted escrows, partially offset by property improvements and replacements. The Registrant invests its working capital reserves in a money market account.

The mortgage encumbering Southpointe Apartments was in default from April 1997 until December 31, 1997, due to non-payment of the monthly debt-service requirements. This property has increasing maintenance needs, some of which have been completed as of March 31, 1999. Historically, monthly payments of debt service have been late, as the property rents for the current month are used to pay the prior month's debt service. The Managing General Partner had been unsuccessful in attempts to refinance the $11,000,000 mortgage indebtedness secured by Southpointe Apartments, which carried a maturity date of July 1999 and a stated interest rate of 8.59%. However, a modification was agreed upon at December 31, 1997, which extends the maturity date of the loan until January 2002. The modification was contingent upon the payment of all delinquent accrued interest, the installation of new boilers at the property with a cost of approximately $70,000, approximately $80,000 in capital improvements to be made over the next two years and a reduction in the management fee taken by the management company from 5% of gross revenues to 3% of gross revenues. In addition, in accordance with the mortgage agreement, the lender advanced the Partnership an additional $23,000 to be used to pay real estate taxes. This advance is secured by the mortgage agreement and accrues interest at 9%. The advance matures January 2002. In January 1998, a payment was made to the lender to satisfy all the accrued interest and secure the modification. All other terms of the debt remain the same. In March 1999, the Partnership notified the lender that it would not be making the required monthly interest payments on this mortgage due to cash flow problems, thus putting the debt in default. The Managing General Partner is currently in discussions with the lender with respect to the status of this debt.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, local, legal and regulatory requirements. Capital improvements planned for each of the Registrant's properties are detailed below.

Briarwood Apartments: The Partnership completed approximately $4,000 in capital expenditures at Briarwood Apartments as of March 31, 1999, consisting primarily of electrical work and roof repairs. These improvements were funded primarily from cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $66,000 of capital improvements over the near term. The Partnership has budgeted, but is not limited to, capital improvements of approximately $82,000 for 1999 consisting primarily of structural repairs and other small projects.

Chambers Ridge Apartments: The Partnership completed approximately $68,000 in capital expenditures at Chambers Ridge Apartments as of March 31, 1999, consisting primarily of a roof replacement project, water heater replacement, carpet replacements, and plumbing upgrades. These improvements were funded primarily from cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $2,264,000 of capital improvements over the near term. The Partnership has budgeted, but is not limited to, approximately $1,544,000 for 1999 consisting primarily of landscaping, parking lot and pool repairs and HVAC condensing unit replacements.

Gateway Gardens Apartments: The Partnership completed approximately $34,000 in capital expenditures at Gateway Gardens Apartments as of March 31, 1999, consisting primarily of heating improvements, carpet replacements and new refrigerators. These improvements were funded primarily from cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $332,000 of capital improvements over the near term. The Partnership has budgeted, but is not limited to, capital improvements of approximately $400,000 for 1999 consisting primarily of heating and air conditioning improvements along with electrical and flooring repairs.

Hunters Glen Apartments IV: The Partnership completed approximately $15,000 in capital expenditures at Hunters Glen Apartments IV as of March 31, 1999, consisting primarily of carpet and vinyl replacements and cabinet replacements. These improvements were funded primarily from cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $1,022,000 of capital improvements over the near term. The Partnership has budgeted, but is not limited to, capital improvements of approximately $1,071,000 for 1999 consisting primarily of landscaping and irrigation, HVAC condensing unit replacement and parking lot and pool repairs.

Hunters Glen Apartments V: The Partnership completed approximately $12,000 in capital expenditures at Hunters Glen Apartments V as of March 31, 1999, consisting primarily of carpet replacements and new appliances. These improvements were funded primarily from cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $1,163,000 of capital improvements over the near term. The Partnership has budgeted, but is not limited to, capital improvements of approximately $1,216,000 for 1999 consisting primarily of balcony and stairwell repairs, landscaping and parking lot repairs.

Hunters Glen Apartments VI: The Partnership completed approximately $21,000 in capital expenditures at Hunters Glen Apartments VI as of March 31, 1999, consisting primarily of carpet replacements, new vinyl flooring and sewer replacement. These improvements were funded primarily from cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $1,245,000 of capital improvements over the near term. The Partnership has budgeted, but is not limited to, capital improvements of approximately $1,302,000 for 1999 consisting primarily of exterior painting, landscaping and irrigation improvements and parking lot repairs.

Pickwick Place Apartments: The Partnership completed approximately $193,000 in capital expenditures at Pickwick Place Apartments as of March 31, 1999, consisting primarily of carpet and vinyl replacements, new appliances and replacement of property due to a fire in June 1998. These improvements were funded primarily from cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $319,000 of capital improvements over the near term. The Partnership has budgeted, but not limited to, capital improvements of approximately $524,000 in 1999 consisting primarily of roof, plumbing, electrical and balcony repairs.

Southpointe Apartments: The Partnership completed approximately $17,000 in capital expenditures at Southpointe Apartments as of March 31, 1999, consisting primarily of carpet replacement and new appliances. These improvements were funded primarily from cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $614,000 of capital improvements over the near term. The Partnership has budgeted, but is not limited to, capital improvements of approximately $239,000 in 1999 consisting primarily of roof repairs, HVAC condensing unit replacement and parking lot repairs.

Twin Lake Towers Apartments: The Partnership completed approximately $58,000 in capital expenditures at Twin Lake Towers Apartments as of March 31, 1999, consisting primarily of carpet replacement, new appliances and other building improvements. These improvements were funded primarily from cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $3,078,000 of capital improvements over the near term. The Partnership has budgeted, but is not limited to, capital improvements of approximately $3,075,000, in 1999 consisting primarily of HVAC condensing unit replacement, parking lot repairs and landscaping.

The additional capital expenditures will be incurred only if cash is available from operations, capital reserve accounts or from partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets (except in the case of Southpointe) are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The Registrant's mortgage indebtedness encumbering its properties amounts to approximately $67,743,000, net of unamortized discounts, with maturity dates ranging from January 2002 to September 2012, during which time balloon payments totaling $63,822,000 are due. The Managing General Partner may attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

During the three months ended March 31, 1999, a distribution of $2,527,000 was paid to partners, of which $495,000 ($10.82 per limited partnership unit) was paid from operations and $2,032,000 ($44.97 per limited partnership unit) was paid from surplus funds. There were no distributions during the three months ended March 31, 1998. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any additional distributions to its partners in 1999 or subsequent periods.

Potential Tender Offer

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

A registration statement relating to these securities has been filed with the Securities and Exchange Commission but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This Form 10-QSB shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to the registration or qualification under the securities laws of any such state.

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

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of March 31, 1999, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by July 31, 1999.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by July 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by July 31, 1999.

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

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by July 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of March 31, 1999 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of March 31, 1999 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by August 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

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


                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Managing General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled Everest Properties, LLC. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California, county of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's overall operations.

In July 1998, a limited partner of the Partnership commenced an action in the Circuit Court for Jackson County, Missouri entitled Bond Purchase LLC v. Angeles Partners XII, et al. The complaint claims that the Partnership and an affiliate of the Managing General Partner breached certain contractual and fiduciary duties allegedly owed to the claimant and seeks damages and injunctive relief. This case was settled on April 9, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's overall operations.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)   Exhibits:

               Exhibit 27 is filed as an exhibit to this report.

          b)   Reports on Form 8-K:

               None filed during the three months ended March 31, 1999.



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


                              ANGELES PARTNERS XII

                              By:  Angeles Realty Corporation II
                                   Managing General Partner


                              By:  /s/ Patrick J. Foye
                                   Patrick J. Foye
                                   Executive Vice President


                              By:  /s/ Carla R. Stoner
                                   Carla R. Stoner
                                   Senior Vice President Finance and
                                   Administration


                              Date: May 17, 1999