Form 10QSB
period 1999-06-30
ANGELES PARTNERS XII
filed 1999-08-05
CIK 720392

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


                  For the quarterly period ended June 30, 1999


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


ITEM 1.   FINANCIAL STATEMENTS

a)
                              ANGELES PARTNERS XII

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 June 30, 1999



Assets

  Cash and cash equivalents                                         $   8,792

  Receivables and deposits, net of allowance for

   doubtful accounts of $63                                             1,761

  Restricted escrows                                                    1,452

  Other assets                                                          1,176

Investment in joint venture                                               178

  Investment properties:

     Land                                                $  8,652

     Buildings and related personal property               85,919

                                                           94,571

     Less accumulated depreciation                        (62,193)     32,378

                                                                    $  45,737
Liabilities and Partners' Deficit

Liabilities

  Accounts payable                                                  $     361

  Tenant security deposit liabilities                                     942

  Accrued property taxes                                                1,130

  Other liabilities                                                     1,112

  Mortgage notes payable ($11,000 in default)                          67,560

Partners' Deficit

  General partners                                       $   (639)

  Limited partners (44,718 units issued and

    outstanding)                                          (24,729)    (25,368)

                                                                    $  45,737


          See Accompanying Notes to Consolidated Financial Statements



b)
                              ANGELES PARTNERS XII

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                          Three Months Ended   Six Months Ended

                                               June 30,            June 30,

                                            1999      1998     1999       1998

Revenues:

  Rental income                           $ 5,061   $ 5,119  $ 10,150  $ 10,195

  Other income                                348       345       702       675

  Casualty gain                               101        --       101        --

  Loss (gain) on sale of investment

     property                                (184)       --     2,178        --

      Total revenues                        5,326     5,464    13,131    10,870

Expenses:

  Operating                                 1,997     2,190     3,975     4,277

  General and administrative                  124       155       288       310

  Depreciation                              1,142     1,241     2,324     2,470

  Interest                                  1,528     1,605     3,044     3,219

  Property taxes                              563       565     1,154     1,138

      Total expenses                        5,354     5,756    10,785    11,414

(Loss) income before equity in income of

 joint venture and extraordinary items        (28)     (292)    2,346      (544)

Equity in income of joint venture              82        79     1,321        28

Income (loss) before extraordinary items       54      (213)    3,667      (516)

Equity in extraordinary loss on the

 extinguishment of debt of joint

 venture (Note C)                              --        --        (3)       --

Extraordinary loss on extinguishment

 of debt (Note E)                              --        --      (556)       --

Net income (loss)                         $    54   $  (213) $  3,108  $   (516)

Net income (loss) allocated to

 general partners (1%)                    $    --   $    (2) $     31  $     (5)

Net income (loss) allocated to

 limited partners (99%)                        54      (211)    3,077      (511)

                                          $    54   $  (213) $  3,108  $   (516)

Net income (loss) per limited

   partnership unit:

 Income (loss) before extraordinary

   items                                  $  1.20   $  4.72  $  81.18  $ (11.43)

 Extraordinary items                           --        --    (12.37)       --

                                          $  1.20   $ (4.72) $  68.81  $ (11.43)


Distributions per limited partnership

 Unit                                     $    --   $    --  $  55.79  $     --


          See Accompanying Notes to Consolidated Financial Statements



c)
                              ANGELES PARTNERS XII

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)



                                 Limited

                               Partnership    General     Limited

                                  Units      Partners    Partners      Total


Original capital contributions    44,773     $      1    $ 44,773    $ 44,774


Partners' deficit at

   December 31, 1998              44,718     $   (638)   $(25,311)   $(25,949)


Net income for the six months

   ended June 30, 1999                --           31       3,077       3,108


Distributions to partners             --          (32)     (2,495)     (2,527)

Partners' deficit at

   June 30, 1999                  44,718     $   (639)   $(24,729)   $(25,368)


          See Accompanying Notes to Consolidated Financial Statements


                              ANGELES PARTNERS XII

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)



                                                        Six Months Ended

                                                            June 30,

                                                         1999          1998

Cash flows from operating activities:

  Net income (loss)                                   $ 3,108       $  (516)

  Adjustments to reconcile net income (loss) to net

    cash provided by operating activities:

  Depreciation                                          2,324         2,470

  Amortization of discounts, loan costs, and

   leasing commissions                                    174           213

    Equity in extraordinary loss on extinguishment

      of debt of joint venture                              3            --

    Extraordinary loss on extinguishment of debt          556            --

   Gain on disposal of investment property             (2,178)           --

   Equity in income of joint venture                   (1,321)          (28)

    Casualty (gain) loss                                 (101)           12

  Change in accounts:

    Receivables and deposits                              224          (154)

    Other assets                                         (137)           85

    Accounts payable                                     (194)          (30)

    Tenant security deposit liabilities                   (17)           35

    Accrued property taxes                                 45            33

    Other liabilities                                     220          (593)

      Net cash provided by operating activities         2,706         1,527

Cash flows from investing activities:

Property improvements and replacements                 (1,023)         (755)

  Net (deposits to) receipts from restricted escrows     (183)          100

Repayment of advances to joint venture                    149            --

  Net proceeds from (payments for) casualty gain

     (loss)                                               101           (14)

  Proceeds from sale of investment properties           5,811

  Distributions from joint venture                      1,175            --

      Net cash provided by (used in) investing

     activities                                         6,030          (669)

Cash flows used in financing activities:

  Payments on mortgage notes payable                     (395)         (426)

  Repayment of loans                                   (3,905)           --

  Distributions to partners                            (3,177)           --

  Debt extinguishment costs                               (78)           --

      Net cash used in financing activities            (7,555)         (426)

Net increase in cash and cash equivalents               1,181           432

Cash and cash equivalents at beginning of period        7,611         6,459

Cash and cash equivalents at end of period            $ 8,792       $ 6,891

Supplemental disclosure of cash flow information:

  Cash paid for interest                              $ 2,515       $ 3,650


          See Accompanying Notes to Consolidated Financial Statements



                              ANGELES PARTNERS XII

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Angeles Partners XII (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1998.

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

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust ("IPT") merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - INVESTMENT IN JOINT VENTURE

The Partnership had a 44.5% investment in Princeton Golf Course JV ("Joint Venture"). On February 26, 1999, the Joint Venture sold its only investment property, Princeton Meadows Golf Course, to an unaffiliated third party. The sale resulted in net proceeds of approximately $3,411,000 after payment of closing costs, resulting in a gain on sale of approximately $3,108,000. In connection with the sale, a commission of approximately $153,000 was paid to the Managing General Partner in accordance with the Joint Venture Agreement. The Partnership's 1999 pro-rata share of this gain is approximately $1,383,000. The Joint Venture also recognized an extraordinary loss on early extinguishment of debt of approximately $7,000 as a result of unamortized loan costs being written off. The Partnership's pro-rata share of this extraordinary loss is approximately $3,000.

Condensed balance sheet information of the Joint Venture is summarized as follows:
                                                  June 30, 1999

                                                  (in thousands)

Assets

Cash                                               $   355

Other assets                                            51

Total                                              $   406

Liabilities and Partners' Capital

Other liabilities                                       15

Partners' capital                                      391

  Total                                            $   406


The condensed statements of operations of the Joint Venture for the three and six months ended June 30, 1999 and 1998 are summarized as follows:

                                        Three Months Ended  Six Months Ended
                                             June 30,           June 30,
                                                    (in thousands)
                                           1999      1998      1999     1998

Revenues                                  $   61     $ 541  $    91  $   744
Costs and expenses                         (100)      (364)    (231)    (681)
(Loss) income before gain on sale of
 investment property and extraordinary
 loss on extinguishment of debt             (39)       177     (140)      63
Gain on sale of investment property         223         --    3,108       --
Extraordinary loss on extinguishment
 of debt                                     --         --       (7)      --
Net income                                $  184     $ 177  $ 2,961  $    63

The Partnership realized equity income of approximately $1,321,000 and $28,000 in the Joint Venture for the six months ended June 30, 1999, and 1998, respectively. The Partnership also realized equity in the extraordinary loss on extinguishment of debt of approximately $3,000 for the six months ended June 30, 1999.

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

NOTE D - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement for certain expenses incurred by affiliates on behalf of the Partnership. The following amounts owed to the Managing General Partner and affiliates for the six months ended June 30, 1999 and 1998, were paid or accrued:

                                                      1999           1998

                                                       (in thousands)


Property management fees (included in                 $519           $515

  operating expenses)

Reimbursement for services of affiliates

  (included in operating and general and

  administrative expenses)                             191            247

During the six months ended June 30, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of the gross receipts from all of the Registrant's residential properties (except Southpointe which is 3%) as compensation for providing property management services. The Registrant paid to such affiliates $519,000 and $504,000 for the six month periods ended June 30, 1999 and 1998, respectively. Also, during the six months ended June 30, 1998, affiliates of the Managing General Partner were entitled to varying percentages of gross receipts from the Registrant's commercial property as compensation for providing management services. The Registrant paid to such affiliates approximately $11,000 for the six months ended June 30, 1998. Effective October 1, 1998 (the effective date of the Insignia Merger), these services for the commercial property were performed by an unrelated party.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $191,000 and $247,000 for the six months ended June 30, 1999 and 1998, respectively. Included in these amounts is approximately $19,000 and $28,000 of construction oversight reimbursements for the six months ended June 30, 1999 and 1998, respectively.

In conjunction with the sale of Cooper Point Plaza in January 1999, the Managing General Partner was paid a commission of approximately $186,000 in accordance with the Partnership Agreement.

Angeles Mortgage Investment Trust ("AMIT"), a real estate investment trust, provided financing (the "AMIT Loans") to the Princeton Meadows Golf Course Joint Venture (see "Note C"). Pursuant to a series of transactions, affiliates of the Managing General Partner acquired ownership interests in AMIT. On September 17, 1998, AMIT was merged with and into IPT, the entity which controlled the Managing General Partner. Effective February 26, 1999, IPT was merged into AIMCO. As a result, AIMCO is the current holder of the AMIT Loan.

Also on February 26, 1999, Princeton Meadows Golf Course was sold to an unaffiliated third party. Upon closing, the AMIT principal balance of $1,567,000 plus accrued interest of approximately $17,000 was paid off.

In addition, the Partnership made advances to the Joint Venture as deemed appropriate by the Managing General Partner. These advances did not bear interest nor have stated terms of repayment. In June 1999, the advance receivable from the Joint Venture of approximately $149,000 was paid off from the proceeds of the sale of the golf course.

On May 13, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner commenced a tender offer to purchase up to 12,693.65 (28.39% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $534 per unit. The offer expired on July 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 1,224 units. As a result, AIMCO and its affiliates currently own 17,899 units of limited partnership interest in the Partnership representing 40.03% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

NOTE E - SALE OF INVESTMENT PROPERTY

On January 4, 1999, the Partnership sold its only commercial property, Cooper Point Plaza, to an unaffiliated third party for net sales proceeds of approximately $1,827,000 after payment of closing costs and repayment of the mortgage encumbering the property. The Registrant realized a gain of approximately $2,178,000 on the sale and a related $556,000 extraordinary loss on early extinguishment of debt. In conjunction with the sale, a commission of approximately $186,000 was paid to the Managing General Partner in accordance with the Partnership Agreement. In February 1999, the Partnership made a distribution of approximately $2,032,000 representing proceeds from the sale of Cooper Point Plaza.

NOTE F - CASUALTY GAIN

During the six months ended June 30, 1999, a net casualty gain of approximately $101,000 at Pickwick Place was recorded relating to storm damage in January 1999 and a small fire in February 1999.

NOTE G - SEGMENT REPORTING

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

Segment information for the six month periods ended June 30, 1999 and 1998 is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

               1999                  Residential     Other       Totals

Rental income                         $10,139       $    11     $10,150
Other income                              590           112         702
Casualty gain                             101            --         101
Gain on sale of property                   --         2,178       2,178
Interest expense                        3,038             6       3,044
Depreciation                            2,324            --       2,324
General and administrative expense         --           288         288
Equity in income of joint venture          --         1,321       1,321
Extraordinary loss on the
 extinguishment of debt                    --          (556)       (556)
Equity in extraordinary loss on
 extinguishment of debt of
 joint venture                             --            (3)         (3)
Segment profit                            346         2,762       3,108
Total assets                            38,928        6,809      45,737
Capital expenditures for
  investment properties                 1,023            --       1,023

               1998                  Residential     Other       Totals

Rental income                         $ 9,831       $   364     $10,195
Other income                              544           131         675
Interest expense                        2,992           227       3,219
Depreciation                            2,293           177       2,470
General and administrative expense         --           310         310
Equity in income of joint venture          --            28          28
Segment loss                             (123)         (393)       (516)
Total assets                           39,625        10,298      49,923
Capital expenditures
  for investment properties               755            --         755

NOTE H - LEGAL PROCEEDINGS

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

In July 1998, a limited partner of the Partnership commenced an action in the Circuit Court for Jackson County, Missouri entitled Bond Purchase LLC v. Angeles Partners XII, et al. The complaint claims that the Partnership and an affiliate of the Managing General Partner breached certain contractual and fiduciary duties allegedly owed to the claimant and seeks damages and injunctive relief. This case was settled on April 9, 1999. The Partnership is responsible for a portion of the settlement costs. The costs associated with the settlement are included in total expenses for the six months ended June 30, 1999, and did not have a material effect on the Partnership's overall operations.

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

The Partnership's investment properties consist of nine apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1999 and 1998:

                                            Average Occupancy
Property                                     1999       1998

Hunters Glen - IV Apartments                  97%        97%
 Plainsboro, New Jersey

Hunters Glen - V Apartments                   97%        98%
 Plainsboro, New Jersey

Hunters Glen - VI Apartments                  96%        97%
 Plainsboro, New Jersey

Gateway Gardens Apartments                    97%        97%
 Cedar Rapids, Iowa

Chambers Ridge Apartments (3)                 96%        93%
 Harrisburg, Pennsylvania

Briarwood Apartments                          98%        97%
 Cedar Rapids, Iowa

Twin Lake Towers Apartments                   98%        98%
 Westmont, Illinois

Southpointe Apartments (2)                    70%        65%
 Bedford Heights, Ohio

Pickwick Place Apartments (1)                 87%        94%
 Indianapolis, Indiana

(1) The occupancy at Pickwick Place Apartments has decreased due to increased competition in the local market. Also, due to lower interest rates more people have been purchasing homes.

(2) The mortgage indebtedness encumbering this property was modified in December 1997. As part of the agreement, the Partnership was required to advance funds of $150,000 to Southpointe Apartments for capital improvement projects. As of June 30, 1999, all of the improvements to be covered by this advance have been completed. Southpointe Apartments' low occupancy is due to delays in renovations and the past poor condition of the property. Extensive renovations are still required at the property, however, there is not sufficient cash flow to complete these renovations. During March 1999, the property notified the mortgage lender that it would not be making the required monthly interest payments due to cash flow problems, thus putting the debt in default. The Managing General Partner is currently marketing this property for sale and has notified the mortgage lender of its plan of action. The mortgage lender has agreed not to proceed with foreclosure proceedings at this time. There can be no assurance, however, that a suitable buyer will be found or that a sale will be consummated within the near future. The Managing General Partner does not plan to commit additional funds from the Partnership to the property at this time.

(3) The occupancy at Chambers Ridge has increased due to improved market conditions.

Results of Operations

The Partnership's net income for the six months ended June 30, 1999 was approximately $3,108,000 compared to a net loss of approximately $516,000 for the corresponding period in 1998. The Partnership recorded net income of approximately $54,000 for the three months ended June 30, 1999 compared to a net loss of $213,000 for the corresponding period in 1998. The increase in net income for the six months ended June 30, 1999 compared with the six months ended June 30, 1998 was primarily due to the gain on disposal of Cooper Point Plaza, the equity in income from the sale of the Princeton Meadows Golf Course Joint Venture and, to a lesser extent, the recording of a casualty gain at Pickwick Place during the six months ended June 30, 1999.

On January 4, 1999 the Partnership sold its only commercial property, Cooper Point Plaza, to an unaffiliated third party for net sales proceeds of $1,827,000 after payment of closing costs and repayment of the mortgage encumbering the property. The Registrant realized a gain of approximately $2,178,000 on the sale and a related $556,000 extraordinary loss on early extinguishment of debt. In conjunction with the sale, a commission of approximately $186,000 was paid to the Managing General Partner in accordance with the Partnership Agreement.

The Partnership had a 44.5% investment in Princeton Meadows Golf Course Joint Venture. For the six months ended June 30, 1999 the Partnership realized equity in income of the Joint Venture of approximately $1,321,000, which included the gain on disposal of Princeton Meadows Golf Course of approximately $1,383,000 and a loss on operations of approximately $62,000, as compared to equity in income of the Joint Venture of approximately $28,000 for the six months ended June 30, 1998. The Partnership also realized equity in the extraordinary loss on extinguishment of debt of the Joint Venture of $3,000 for the six months ended June 30, 1999.

During the six months ended June 30, 1999, a net casualty gain of approximately $101,000 at Pickwick Place was recorded relating to storm damage in January 1999 and a small fire in February 1999.

Excluding the impact of the sale of Cooper Point Plaza and the Princeton Meadows Golf Course, net income increased approximately $328,000 and $469,000 for the three and six month periods ended June 30, 1999, respectively, compared to the corresponding periods in 1998. These increases are due to increases in total revenues in addition to decreases in total expenses. The increase in total revenues is primarily attributable to an increase in rental income as a result of increases in average rental rates at the Partnership's properties as well as increases in occupancy at Briarwood, Chambers Ridge and Southpointe, which is offset by decreases in occupancy at Pickwick Place, Hunters Glen V and Hunters Glen VI. The decrease in total expenses is primarily attributable to a decrease in operating expense which is partially offset by increases in depreciation, property taxes, and interest expense. Operating expense decreased primarily due to decreases in insurance and maintenance expense which is partially offset by an increase in property expense. The decrease in insurance expense is due to lower premiums as a result of a change in insurance carriers. The decrease in maintenance is primarily due to the completion of the following major improvement projects during the six months ended June 30, 1998: extensive exterior building renovations at Southpointe; a parking lot project and interior and exterior building improvements at Chambers Ridge; swimming pool repairs and interior building renovations at Hunters Glen IV, V, and VI. Property expense increased primarily due to increased utility costs at Southpointe and Chambers Ridge and salaries and related expenses at Southpointe.

Depreciation expense increased primarily due to increased property improvements and replacements at Gateway Gardens. Property tax expense increased mainly due to an increase in the assessment value of Gateway Gardens. The increase in interest expense is primarily due to interest accruing on the mortgage at Southpoint at the default rate of 10.59%.

Included in general and administrative expenses at both June 30, 1999 and 1998 are reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At June 30, 1999, the Partnership had cash and cash equivalents of approximately $8,792,000 as compared to approximately $6,891,000 at June 30, 1998. Cash and cash equivalents increased approximately $1,181,000 for the six months ended June 30, 1999 from the Registrant's fiscal year end. This increase was primarily due to approximately $1,692,000 of net cash provided by operating activities and approximately $7,044,000 of net cash provided by investing activities, which was partially offset by approximately $7,555,000 of net cash used in financing activities. Cash provided by investing activities consisted of net receipts from restricted escrows, repayment of an advance to the Joint Venture, net proceeds from a casualty gain, proceeds from the sale of Cooper Point Plaza and distributions received from the Joint Venture, partially offset by property improvements and replacements. Cash used in financing activities consisted of distributions to partners, debt extinguishment costs, payments of principal made on the mortgages encumbering the Registrant's properties and the repayment of mortgage principal upon the sale of Cooper Point Plaza. The Registrant invests its working capital reserves in a money market account.

The mortgage encumbering Southpointe Apartments was in default from April 1997 until December 31, 1997, due to non-payment of the monthly debt-service requirements. This property has increasing maintenance needs, some of which have been completed as of June 30, 1999. Historically, monthly payments of debt service have been late, as the property rents for the current month are used to pay the prior month's debt service. The Managing General Partner had been unsuccessful in attempts to refinance the $11,000,000 mortgage indebtedness secured by Southpointe Apartments, which carried a maturity date of July 1999 and a stated interest rate of 8.59%. However, a modification was agreed upon at December 31, 1997, which extends the maturity date of the loan until January 2002. The modification was contingent upon the payment of all delinquent accrued interest, the installation of new boilers at the property with a cost of approximately $70,000, approximately $80,000 in capital improvements to be made over the next two years and a reduction in the management fee taken by the management company from 5% of gross revenues to 3% of gross revenues. In addition, in accordance with the mortgage agreement, the lender advanced the Partnership an additional $23,000 to be used to pay real estate taxes. This advance is secured by the mortgage agreement and accrues interest at 9%. The advance matures January 2002. In January 1998, a payment was made to the lender to satisfy all the accrued interest and secure the modification. All other terms of the debt remain the same. In March 1999, the Partnership notified the lender that it would not be making the required monthly interest payments on this mortgage due to cash flow problems, thus putting the debt in default. The Managing General Partner is currently marketing this property for sale and has notified the mortgage lender of its plan of action. The mortgage lender has agreed not to proceed with foreclosure proceedings at this time. There can be no assurance, however, that a suitable buyer will be found or that a sale will be consummated within the near future. The Managing General Partner does not plan to commit additional funds from the Partnership to the property at this time.

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

Hunters Glen Apartments IV: The Partnership completed approximately $29,000 in capital expenditures at Hunters Glen Apartments IV as of June 30, 1999 consisting primarily of carpet and vinyl replacements, cabinet replacements and other interior decorating. These improvements were funded primarily from cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $1,022,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $1,071,000 for 1999 at this property which include certain of the required improvements and consist of landscaping and irrigation, HVAC condensing unit replacement and parking lot and pool repairs.

Hunters Glen Apartments V: The Partnership completed approximately $24,000 in capital expenditures at Hunters Glen Apartments V as of June 30, 1999, consisting primarily of carpet replacements, new appliances and other interior decorating. These improvements were funded primarily from cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $1,163,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $1,216,000 for 1999 at this property which include certain of the required improvements and consist of balcony and stairwell repairs, landscaping and parking lot repairs.

Hunters Glen Apartments VI: The Partnership completed approximately $119,000 in capital expenditures at Hunters Glen Apartments VI as of June 30, 1999, consisting primarily of flooring replacements, air conditioning upgrades, and sewer replacement. These improvements were funded primarily from cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $1,245,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $1,302,000 for 1999 at this property which include certain of the required improvements and consist of exterior painting, landscaping and irrigation improvements and parking lot repairs.

Gateway Gardens Apartments: The Partnership completed approximately $114,000 in capital expenditures at Gateway Gardens Apartments as of June 30, 1999, consisting primarily of landscaping, interior decorating, electrical and heating improvements, flooring replacements and new appliances. These improvements were funded primarily from cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $332,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $400,000 for 1999 at this property which include certain of the required improvements and consist of heating and air conditioning improvements along with electrical and flooring repairs.

Chambers Ridge Apartments: The Partnership completed approximately $131,000 in capital expenditures at Chambers Ridge Apartments as of June 30, 1999, consisting primarily of a roof replacement project, water heater replacement, flooring and appliance replacements, painting and plumbing upgrades. These improvements were funded primarily from cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $2,264,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, approximately $1,544,000 for 1999 at this property which include certain of the required improvements and consist of landscaping, parking lot and pool repairs and HVAC condensing unit replacements.

Briarwood Apartments: The Partnership completed approximately $13,000 in capital expenditures at Briarwood Apartments as of June 30, 1999, consisting primarily of carpet and vinyl replacement, electrical work and roof repairs. These improvements were funded primarily from cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $66,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $82,000 for 1999 at this property which include certain of the required improvements and consist of structural repairs and other small projects.

Twin Lake Towers Apartments: The Partnership completed approximately $144,000 in capital expenditures at Twin Lake Towers Apartments as of June 30, 1999, consisting primarily of HVAC condensing unit replacement, carpet replacement and other building improvements. These improvements were funded primarily from cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $3,078,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $3,075,000, in 1999 at this property which include certain of the required improvements and consist of HVAC condensing unit replacement, parking lot repairs and landscaping.

Southpointe Apartments: The Partnership completed approximately $21,000 in capital expenditures at Southpointe Apartments as of June 30, 1999, consisting primarily of carpet replacement and new appliances. These improvements were funded primarily from cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $614,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $239,000 in 1999 at this property which include certain of the required improvements and consist of roof repairs, HVAC condensing unit replacement and parking lot repairs.

Pickwick Place Apartments: The Partnership completed approximately $428,000 in capital expenditures at Pickwick Place Apartments as of June 30, 1999, consisting primarily of flooring and drapery replacements, renovations to its recreational facilities, fencing repairs, new appliances and replacement of property due to a fire in June 1998. These improvements were funded primarily from cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $319,000 of capital improvements over the next few years. The Partnership has budgeted, but not limited to, capital improvements of approximately $524,000 in 1999 at this property which include certain of the required improvements and consist of roof, plumbing, electrical and balcony repairs.

The additional capital expenditures will be incurred only if cash is available from operations, capital reserve accounts or from partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets (except in the case of Southpointe) are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The Registrant's mortgage indebtedness encumbering its properties amounts to approximately $67,560,000, net of unamortized discounts, with maturity dates ranging from January 2002 to September 2012, during which time balloon payments totaling $63,822,000 are due. The Managing General Partner may attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

During the six months ended June 30, 1999, a distribution of approximately $2,527,000 was paid to partners, of which approximately $495,000 was paid from operations, ($484,000 paid to limited partners or $10.82 per limited partnership unit) and $2,032,000 was paid from surplus funds ($2,011,000 paid to limited partners or $44.97 per limited partnership unit). Also, in January 1999, the Partnership paid a distribution of approximately $650,000 ($14.54 per limited partnership unit) relating to a distribution payable from surplus funds as of December 31, 1998. There were no distributions during the six months ended June 30, 1998. Subsequent to the quarter ended June 30, 1999, the Managing General Partner approved a distribution of approximately $450,000 from surplus funds, of which $446,000 was paid to limited partners ($9.97 per limited partnership unit). Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any additional distributions to its partners in 1999 or subsequent periods.

Tender Offer

On May 13, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner commenced a tender offer to purchase up to 12,693.65 (28.39% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $534 per unit. The offer expired on July 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 1,224 units. As a result, AIMCO and its affiliates currently own 17,899 units of limited partnership interest in the Partnership representing 40.03% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of June 30, 1999, had completed approximately 90% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by September 30, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

In April, 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October, 1999.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 90% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by September, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

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

A pre-assessment of the properties by the Managing Agent has indicated no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent is in process and will be completed in September, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of June 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before July, 1999. The Managing Agent has updated data transmission standards with all of the financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by September 1, 1999.

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

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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

In July 1998, a limited partner of the Partnership commenced an action in the Circuit Court for Jackson County, Missouri entitled Bond Purchase LLC v. Angeles Partners XII, et al. The complaint claims that the Partnership and an affiliate of the Managing General Partner breached certain contractual and fiduciary duties allegedly owed to the claimant and seeks damages and injunctive relief. This case was settled on April 9, 1999. The Partnership is responsible for a portion of the settlement costs. The costs associated with the settlement are included in total expenses for the six months ended June 30, 1999, and did not have a material effect on the Partnership's overall operations.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits:

     Exhibit 27 is filed as an exhibit to this report.

b)   Reports on Form 8-K:

     None filed during the quarter ended June 30, 1999.

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


                                    Date:    August 4, 1999