Form 10QSB
period 1999-09-30
ANGELES PARTNERS XII
filed 1999-11-12
CIK 720392

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

               For the quarterly period ended September 30, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the transition period from _________to _________

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
                        (in thousands, except unit data)

                               September 30, 1999



Assets
Cash and cash equivalents                                        $  9,303
Receivables and deposits (net of allowance for
   doubtful accounts of $666)                                       1,604
Restricted escrows                                                    885
Other assets                                                        1,104
Investment in joint venture                                           171
Investment properties:
Land                                                  $  7,989
Buildings and related personal property                 77,917
                                                        85,906
Less accumulated depreciation                          (56,125)    29,781
                                                                  $42,848
Liabilities and Partners' Deficit
Liabilities
Accounts payable                                                 $    860
Tenant security deposit liabilities                                   980
Accrued property taxes                                                911
Other liabilities                                                     681
Mortgage notes payable                                             56,356
Partners' Deficit
General partners                                       $    108
Limited partners (44,718 units issued and
outstanding)                                             17,048   (16,940)

                                                                 $ 42,848

          See Accompanying Notes to Consolidated Financial Statements


b)

                              ANGELES PARTNERS XII
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)

                                         Three Months Ended   Nine Months Ended
                                            September 30,       September 30,
                                            1999      1998       1999      1998
Revenues:
Rental income                             $ 4,979    $ 5,156   $15,129   $15,351
Other income                                  377        405     1,079     1,080
Gain on sale of investment
  properties                                8,649         --    10,827        --
Total revenues                             14,005      5,561    27,035    16,431
Expenses:
Operating                                   1,875      2,358     5,850     6,623
General and administrative                    153        153       441       463
Depreciation                                1,099      1,250     3,423     3,720
Interest                                    1,243      1,604     4,287     4,823
Property taxes                                402        571     1,556     1,709
Casualty loss                                 160        141        59       153
Total expenses                              4,932      6,077    15,616    17,491
Income (loss) before equity in income of
  joint venture and extraordinary items     9,073       (516)   11,419    (1,060)
Equity in income (loss) of joint venture       (7)        32     1,314        60
Income (loss) before extraordinary items    9,066       (484)   12,733    (1,000)
Equity in extraordinary loss on the
  extinguishment of debt of joint
  venture (Note C)                             --         --        (3)       --
Extraordinary loss on extinguishment
   of debt (Note E)                            --         --      (556)       --
Net income (loss)                         $ 9,066   $   (484)  $12,174   $(1,000)
Net income (loss) allocated
to general partners                       $    91   $     (5)  $   969   $   (10)
Net income (loss) allocated
to limited partners                         8,975       (479)   11,205      (990)
                                          $ 9,066   $   (484)  $12,174   $(1,000)
Net income (loss) per limited
   partnership unit:
    Income (loss) before extraordinary
      items                               $200.70    $(10.71)  $262.94   $(22.14)
    Extraordinary items                        --         --    (12.37)       --
                                          $200.70   $ (10.71)  $250.57   $(22.14)
Distributions per limited partnership
   unit                                   $ 10.00   $     --   $ 65.79   $    --

          See Accompanying Notes to Consolidated Financial Statements


c)

                              ANGELES PARTNERS XII
        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)



                                  Limited
                                Partnership   General     Limited
                                   Units      Partners   Partners      Total

Original capital contributions     44,773     $     1    $ 44,773    $  44,774

Partners' deficit at
December 31, 1998                  44,718     $  (638)   $(25,311)   $ (25,949)

Net income for the nine months
ended September 30, 1999              --          969      11,205       12,174

Distributions to partners             --         (223)     (2,942)      (3,165)

Partners' deficit
at September 30, 1999              44,718     $   108    $(17,048)   $ (16,940)

          See Accompanying Notes to Consolidated Financial Statements


d)
                              ANGELES PARTNERS XII
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                            Nine Months Ended
                                                              September 30,
                                                            1999        1998
Cash flows from operating activities:
Net income (loss)                                         $ 12,174    $ (1,000)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation                                                 3,423       3,720
Amortization of discounts, loan costs, and
   leasing commissions                                         251         319
Equity in extraordinary loss on extinguishment of
   debt of joint venture                                         3          --
Extraordinary loss on extinguishment of debt                   556          --
Gain on sale of investment properties                      (10,827)         --
Equity in income of joint venture                           (1,314)        (60)
   Casualty loss                                                59         153
   Change in accounts:
Receivables and deposits                                       381        (104)
Other assets                                                  (126)         37
Accounts payable                                               305         232
Tenant security deposit liabilities                             21          --
Accrued property taxes                                        (174)         63
Other liabilities                                              411        (503)
Net cash provided by operating activities                    5,143       2,857
Cash flows from investing activities:
Property improvements and replacements                      (2,860)     (1,624)
Net receipts from restricted escrows                           384          66
Repayment of advance to joint venture                          149          --
Net proceeds from (payments for) casualty gain (loss)          101         (17)
Proceeds from sale of investment properties                  5,996
Distributions from joint venture                             1,175          --
Net cash provided by (used in) investing activities          4,945      (1,575)

Cash flows from financing activities:
Payments on mortgage notes payable                            (598)       (646)
Repayment of loans                                          (3,905)         --
Distributions to partners                                   (3,815)         --
Debt extinguishment costs                                      (78)         --
Net cash used in financing activities                       (8,396)       (646)

Net increase in cash and cash equivalents                    1,692         636

Cash and cash equivalents at beginning of period             7,611       6,459

Cash and cash equivalents at end of period                $  9,303     $ 7,095

Supplemental disclosure of cash flow information:
Cash paid for interest                                    $  4,149     $ 5,153

          See Accompanying Notes to Consolidated Financial Statements


d)
                              ANGELES PARTNERS XII
               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                  (Unaudited)
                                 (in thousands)



Supplemental disclosure of non-cash activities:

In August 1999, Southpointe Apartments was sold to an unaffiliated third party. Upon closing, the purchaser agreed to assume the mortgage note payable encumbering the property and to pay the related accrued interest and outstanding property taxes, resulting in no proceeds being received by the Partnership. In connection with the sale, investment properties, mortgage notes payable and other liabilities were adjusted by approximately $3,175,000, $11,017,000 and $622,000, respectively for non-cash activity for the nine months ended September 30, 1999.

          See Accompanying Notes to Consolidated Financial Statements


e)

                              ANGELES PARTNERS XII
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Angeles Partners XII (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

Principles of Consolidation

The consolidated financial statements of the Partnership include its 99% limited partnership interest in Pickwick Place AP XII LP. Because the Partnership may remove the General Partner of Pickwick Place AP XII LP, this partnership is controlled and consolidated by the Partnership. The consolidated financial statements also include the Partnership's interests in AP XII Associate GP, LLC, Hunters Glen Phase I GP, LLC and Hunters Glen Phase V GP, LLC, single member limited liability corporations, which are wholly-owned by the Registrant. All significant inter-entity balances have been eliminated. Minority interest is immaterial and not shown separately in the financial statements.

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

NOTE C - INVESTMENT IN JOINT VENTURE

The Partnership had a 44.5% investment in Princeton Golf Course Joint Venture ("Joint Venture"). On February 26, 1999, the Joint Venture sold its only investment property, Princeton Meadows Golf Course, to an unaffiliated third party. The sale resulted in net proceeds of approximately $3,411,000 after payment of closing costs, resulting in a gain on sale of approximately $3,088,000. In connection with the sale, a commission of approximately $153,000 was paid to the Joint Venture's Managing General Partner in accordance with the Joint Venture Agreement. The Partnership's 1999 pro-rata share of this gain is approximately $1,374,000. The Joint Venture also recognized an extraordinary loss on early extinguishment of debt of approximately $7,000 as a result of unamortized loan costs being written off. The Partnership's pro-rata share of this extraordinary loss is approximately $3,000.

Condensed balance sheet information of the Joint Venture at September 30, 1999, is as follows (in thousands):

Assets
Cash                                            $   336
Other assets                                         51
  Total                                         $   387

Liabilities and Partners' Capital
Other liabilities                               $    12
Partners' capital                                   375
  Total                                         $   387

The condensed statements of operations of the Joint Venture for the three and nine months ended September 30, 1999 and 1998 are summarized as follows:

                                        Three Months Ended   Nine Months Ended
                                           September 30,       September 30,
                                          1999      1998      1999      1998

Revenues                                 $    4    $   575   $    94   $1,319
Costs and expenses                           --       (490)     (230)  (1,171)
Income (loss) before gain on sale of
  investment property and extraordinary
  loss on extinguishment of debt              4         85      (136)     148
Gain (loss) on sale of investment
 property                                   (20)        --     3,088       --
Extraordinary loss on extinguishment
  of debt                                    --         --        (7)       --
Net income (loss)                       $   (16)   $    85   $ 2,945   $   148

The Partnership realized equity income of approximately $1,314,000 and $60,000 in the Joint Venture for the nine months ended September 30, 1999 and 1998, respectively. The Partnership also realized equity in the extraordinary loss on extinguishment of debt of approximately $3,000 for the nine months ended September 30, 1999.

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

In November 1995, representatives of the Joint Venture and the New Jersey DEP met and developed a plan of action to clean-up the contamination site at Princeton Meadows Golf Course. The Joint Venture engaged an engineering firm to conduct consulting and compliance work and a second firm to perform the field work necessary for the clean-up. Field work was in process, with skimmers having been installed at three test wells on the site. These skimmers were in place to detect any residual fuel that may have still been in the ground. The completion date of field work was expected to be in 1999. Upon the sale of the golf course, as noted above, the Joint Venture was released from any further responsibility or liability with respect to the clean-up.

NOTE D - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments owed to the Managing General Partner and its affiliates during the nine months ended September 30, 1999 and 1998 were paid or accrued:

                                                           1999      1998
                                                           (in thousands)

Property management fees (included in
  operating expense)                                       $782      $776
Reimbursement for services of affiliates (included
  in investment properties; operating and general and
  administrative expenses)                                  543       395

During the nine months ended September 30, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's residential properties (except Southpointe which was 3%) as compensation for providing property management services. The Registrant paid to such affiliates approximately $782,000 and $758,000 for the nine months ended September 30, 1999 and 1998, respectively. Also, during the nine months ended September 30, 1998, affiliates of the Managing General Partner were entitled to varying percentages of gross receipts from the Registrant's commercial property as compensation for providing management services. The Registrant paid to such affiliates approximately $18,000 for the nine months ended September 30, 1998. Effective October 1, 1998 (the effective date of the Insignia Merger), these services for the commercial property were performed by an unrelated party.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $543,000 and $395,000 for the nine months ended September 30, 1999 and 1998, respectively. Included in these amounts is approximately $268,000 and $62,000 of construction oversight reimbursements for the nine months ended September 30, 1999 and 1998, respectively.

In conjunction with the sale of Cooper Point Plaza in January 1999, the Managing General Partner was paid a distribution of approximately $186,000 in accordance with the Partnership Agreement.

Angeles Mortgage Investment Trust ("AMIT"), a real estate investment trust, provided financing (the "AMIT Loan") to the Princeton Meadows Golf Course Joint Venture (see "Note C"). Pursuant to a series of transactions, affiliates of the Managing General Partner acquired ownership interests in AMIT. On September 17, 1998, AMIT was merged with and into IPT, the entity which controlled the Managing General Partner. Effective February 26, 1999, IPT was merged into AIMCO. As a result, AIMCO became the current holder of the AMIT loan.

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

On May 13, 1999 and on August 19, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner commenced tender offers to purchase units of limited partnership interest in the Partnership for a purchase price of $534 and $832 per unit, respectively. The June offer expired on July 30, 1999 and the August offer expired on October 15, 1999. Pursuant to the offers, AIMCO Properties, L.P. acquired a total of 4,625 units. As a result, AIMCO and its affiliates currently own 21,297 units of limited partnership interest in the Partnership representing approximately 47.63% of the total outstanding units.
It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO (See Note H - Legal Proceedings").

NOTE E - SALE OF INVESTMENT PROPERTIES

On January 4, 1999, the Partnership sold its only commercial property, Cooper Point Plaza, to an unaffiliated third party for net sales proceeds of approximately $2,013,000 after payment of closing costs and repayment of the mortgage encumbering the property. The Partnership realized a gain of approximately $2,364,000 on the sale as a result of the undepreciated value of the property being written off and the payment of closing costs. In addition, the Partnership recorded an extraordinary loss on early extinguishment of debt of approximately $556,000 as a result of unamortized loan costs being written off and the payment of a prepayment penalty of approximately $78,000 relating to the prepayment of the mortgage encumbering the property. In conjunction with the sale, a distribution of approximately $186,000 was paid to the Managing General Partner in accordance with the Partnership Agreement. In February 1999, the Partnership made a distribution of approximately $2,032,000 representing proceeds from the sale of Cooper Point Plaza.

On August 6, 1999, the Partnership sold Southpointe Apartments to an unaffiliated third party. Upon closing, the purchaser agreed to assume the mortgage note payable and other liabilities encumbering the property of approximately $11,017,000 and to pay the related accrued interest of approximately $487,000 and outstanding property taxes of approximately $135,000. Consequently, the Registrant received no proceeds relating to this transaction. The Partnership realized a gain of approximately $8,463,000 on the sale due to the purchaser's assumption of the mortgage balance which exceeded the undepreciated value of the property being written off.

NOTE F - CASUALTY LOSSES

During the nine months ended September 30, 1999, a net casualty loss of approximately $59,000 was recorded due to the recognition of a casualty gain of approximately $101,000 at Pickwick Place Apartments and a casualty loss of approximately $160,000 at Southpointe Apartments. The casualty gain at Pickwick Place related to storm damage in January 1999 and a small fire in February 1999. During August 1999, there was another fire which destroyed the indoor tennis courts and nearby maintenance shed at the property. The estimated cost of repairs is approximately $500,000 and the anticipated insurance proceeds are expected to cover these expenses.

The casualty loss at Southpointe Apartments resulted from the write-off of assets that were replaced in 1999 as a result of damage caused by a fire at the property in October 1998.

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

NOTE G - SEGMENT REPORTING

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership has one reportable segment: residential properties consisting of eight apartment complexes located in six states - Iowa (2 properties), Pennsylvania (1 property), New Jersey (3 properties), Illinois (1 property), and Washington (1 property). The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

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

Segment information for the nine month periods ended September 30, 1999 and 1998 is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.


                 1999                  Residential     Other     Totals

Rental income                            $15,120      $     9    $15,129
Other income                                 924          155      1,079
Gain on sale of property                   8,463        2,364     10,827
Interest expense                           4,281            6      4,287
Depreciation                               3,423           --      3,423
General and administrative expense            --          441        441
Casualty loss                                (59)          --        (59)
Equity in income of joint venture             --        1,314      1,314
Extraordinary loss on the
 extinguishment of debt                       --         (556)      (556)
Equity in extraordinary loss on
 debt extinguishment of joint venture         --           (3)        (3)
Segment profit                             9,344        2,830     12,174
Total assets                              36,476        6,372     42,848
Capital expenditures for
  investment properties                    2,860           --      2,860

                 1998                  Residential     Other      Totals

Rental income                            $14,812      $   539    $15,351
Other income                                 876          204      1,080
Interest expense                           4,484          339      4,823
Depreciation                               3,454          266      3,720
General and administrative expense            --          463        463
Casualty loss                               (153)          --       (153)
Equity in income of joint venture             --           60         60
Segment loss                                (434)        (566)    (1,000)
Total assets                              38,962       10,637     49,599
Capital expenditures for
  investment properties                    1,624           --      1,624

NOTE H - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Note B - Transfer of Control"). The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement ("Stipulation"), settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. The Court has preliminarily approved the Settlement and scheduled a final approval hearing for December 10, 1999. In exchange for a release of all claims, the Stipulation provides that, among other things, an affiliate of the Managing General Partner will make tender offers for all outstanding limited partnership interests in 49 partnerships, including the Registrant, subject to the terms and conditions set forth in the Stipulation, and has agreed to establish a reserve to pay an additional amount in settlement to qualifying class members (the "Settlement Fund"). At the final approval hearing, Plaintiffs' counsel will make an application for attorneys' fees and reimbursement of expenses, to be paid in part by the partnerships and in part from the Settlement Fund. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of nine apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1999 and 1998:

                                           Average Occupancy
Property                                    1999       1998

Hunters Glen - IV Apartments                96%        97%
  Plainsboro, New Jersey
Hunters Glen - V Apartments                 97%        97%
  Plainsboro, New Jersey
Hunters Glen - VI Apartments                96%        96%
  Plainsboro, New Jersey
Gateway Gardens Apartments                  97%        97%
  Cedar Rapids, Iowa
Chambers Ridge Apartments (1)               96%        92%
  Harrisburg, Pennsylvania
Briarwood Apartments                        98%        97%
  Cedar Rapids, Iowa
Twin Lake Towers Apartments                 98%        96%
  Westmont, Illinois
Pickwick Place Apartments                   93%        94%
  Indianapolis, Indiana

(1) The occupancy at Chambers Ridge has increased due to improved market conditions.

Results from Operations

The Partnership's net income for the nine months ended September 30, 1999 was approximately $12,174,000 compared to a net loss of approximately $1,000,000 for the corresponding period in 1998. The Partnership recorded net income of approximately $9,066,000 for the three months ended September 30, 1999 compared to a net loss of $484,000 for the corresponding period in 1998. The increase in net income for the nine months ended September 30, 1999 compared with the nine months ended September 30, 1998 was primarily due to an increase in total revenues resulting from the gain on sale of Cooper Point Plaza and Southpointe Apartments, and to a lesser extent, the equity in income from the sale of the Princeton Meadows Golf Course Joint Venture.

On January 4, 1999, the Partnership sold its only commercial property, Cooper Point Plaza, to an unaffiliated third party for net sales proceeds of approximately $2,013,000 after payment of closing costs and repayment of the mortgage encumbering the property. The Partnership realized a gain of approximately $2,364,000 on the sale as a result of the undepreciated value of the property being written off and the payment of closing costs. In addition, the Partnership recorded an extraordinary loss on early extinguishment of debt of approximately $556,000 as a result of unamortized loan costs being written off and the payment of a prepayment penalty of approximately $78,000 relating to the prepayment of the mortgage encumbering the property. In conjunction with the sale, a distribution of approximately $186,000 was paid to the Managing General Partner in accordance with the Partnership Agreement.

On August 6, 1999, the Partnership sold Southpointe Apartments to an unaffiliated third party. Upon closing, the purchaser agreed to assume the mortgage note payable and other liabilities encumbering the property of approximately $11,017,000 and to pay the related accrued interest of approximately $487,000 and outstanding property taxes of approximately $135,000. Consequently, the Registrant received no proceeds relating to this transaction. The Partnership realized a gain of approximately $8,463,000 on the sale due to the purchaser's assumption of the mortgage balance which exceeded the undepreciated value of the property being written off.

The Partnership had a 44.5% investment in Princeton Meadows Golf Course Joint Venture. For the nine months ended September 30, 1999, the Partnership realized equity in income of the Joint Venture of approximately $1,314,000, which included the gain on disposal of Princeton Meadows Golf Course of approximately $1,374,000 and a loss on operations of $60,000, as compared to equity in income of the Joint Venture of approximately $60,000 for the nine months ended September 30, 1998. The Partnership also realized equity in the extraordinary loss on extinguishment of debt of the Joint Venture of $3,000 for the nine months ended September 30, 1999.

Excluding the impact of the sale of Cooper Point Plaza, Southpointe Apartments and the Princeton Meadows Golf Course, net income increased approximately $634,000 and $1,106,000 for the three and nine month periods ended September 30, 1999, respectively, compared to the corresponding periods in 1998. These increases are due to increases in total revenues in addition to decreases in total expenses. The increase in total revenues is primarily attributable to an increase in rental income as a result of increases in average rental rates at all the Partnership's properties as well as increases in occupancy at Briarwood, Chambers Ridge and Twin Lake Towers, despite decreases in occupancy at Pickwick Place and Hunters Glen IV. The decrease in total expenses, is primarily attributable to a decrease in operating expense, which is partially offset by increases in depreciation and property tax expense. Operating expense decreased primarily due to decreases in insurance and maintenance expense. The decrease in insurance expense is due to lower premiums as a result of a change in insurance carriers late in 1998. The decrease in maintenance expense is primarily due to the completion of the following major improvement projects during the nine months ended September 30, 1998: a parking lot project and interior and exterior building improvements at Chambers Ridge; swimming pool repairs, landscaping, and interior building renovations at Hunters Glen IV, V, and VI.

Depreciation expense increased primarily due to increased property improvements and replacements at all of the properties during the fourth quarter of 1998 and the nine months ended September 30, 1999. Property tax expense increased mainly due to an increase in the assessment value of Gateway Gardens.

Included in general and administrative expenses for both of the nine month periods ended September 30, 1999 and 1998 are reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

During the nine months ended September 30, 1999, a net casualty loss of approximately $59,000 was recorded due to the recognition of a net casualty gain of approximately $101,000 at Pickwick Place Apartments and a net casualty loss of approximately $160,000 at Southpointe Apartments. The casualty gain at Pickwick Place related to storm damage in January 1999 and a small fire in February 1999. During August 1999, there was another fire which destroyed the indoor tennis courts and nearby maintenance shed at the property. The estimated cost of repairs is approximately $500,000 and the anticipated insurance proceeds are expected to cover these expenses. The casualty loss at Southpointe Apartments resulted from the write-off of assets that were replaced in 1999 as a result of damage caused by a fire at the property in October 1998.

In June 1998, there was a fire at Pickwick Place Apartments which extensively damaged 12 apartment units. As a result, the Partnership recorded a loss on disposal of property of approximately $79,000. In addition, there were two smaller fires in May 1998 at Hunters Glen V and Hunters Glen VI which resulted in losses on disposal of properties of approximately $2,000 and $4,000, respectively. There was also some water damage at Southpointe Apartments which resulted in damages of approximately $10,000. Finally, in the third quarter of 1998, a loss on disposal of properties was recorded at Chambers Ridge Apartments and Twin Lake Towers Apartments for approximately $35,000 and $23,000, respectively, as the result of re-roofing projects at both investment properties. The losses occurred due to the write-off of the old roofs that were not fully depreciated upon completion of the new roofing projects.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment at its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At September 30, 1999, the Partnership had cash and cash equivalents of approximately $9,303,000 as compared to approximately $7,095,000 at September 30, 1998. Cash and cash equivalents increased approximately $1,692,000 for the nine months ended September 30, 1999 from the Registrant's fiscal year end. The increase is primarily due to approximately $5,143,000 of net cash provided by operating activities and approximately $4,945,000 of net cash provided by investing activities, which was partially offset by approximately $8,396,000 of net cash used in financing activities. Cash provided by investing activities consisted primarily of net proceeds from the sale of Cooper Point Plaza and distributions received from the Princeton Meadows Joint Venture and, to a lesser extent, net receipts from restricted escrows maintained by the mortgage lender, repayment of an advance to the Joint Venture and net proceeds from a casualty gain, which were partially offset by property improvements and replacements. Cash used in financing activities consisted primarily of distributions to partners and the repayment of mortgage principal upon the sale of Cooper Pointe Plaza and to a lesser extent, payments of principal made on the mortgages encumbering the Registrant's properties and debt extinguishment costs. The Registrant invests its working capital reserves in a money market account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. Capital improvements planned for each of the Registrant's properties are detailed below.

Hunters Glen Apartments IV

The Partnership completed approximately $258,000 in capital expenditures at Hunters Glen Apartments IV as of September 30, 1999 consisting primarily of interior improvements, air conditioning upgrades and grounds lighting. These improvements were funded primarily from cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $1,022,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $1,071,000 for 1999 at this property which include certain of the required improvements and consist of landscaping and irrigation, HVAC condensing unit replacement and parking lot and pool upgrades.

Hunters Glen Apartments V

The Partnership completed approximately $180,000 in capital expenditures at Hunters Glen Apartments V as of September 30, 1999 consisting primarily of air conditioning upgrades, grounds lighting, swimming pool improvements, and interior improvements. These improvements were funded primarily from cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $1,163,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $1,216,000 for 1999 at this property which include certain of the required improvements and consist of balcony and stairwell improvements, landscaping and parking lot upgrades.

Hunters Glen Apartments VI

The Partnership completed approximately $205,000 in capital expenditures at Hunters Glen Apartments VI as of September 30, 1999 consisting primarily of air conditioning upgrades, interior improvements, grounds lighting and swimming pool improvements. These improvements were funded primarily from cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $1,245,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $1,302,000 for 1999 at this property which include certain of the required improvements and consist of exterior building improvements, landscaping and irrigation improvements and parking lot upgrades.

Gateway Gardens Apartments

The Partnership completed approximately $239,000 in capital expenditures at Gateway Gardens Apartments as of September 30, 1999 consisting primarily of landscaping, interior improvements, electrical and heating improvements, flooring replacements and new appliances. These improvements were funded primarily from cash flow and replacement reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $332,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $400,000 for 1999 at this property which include certain of the required improvements and consist of heating and air conditioning improvements along with electrical and flooring upgrades.

Chambers Ridge Apartments

The Partnership completed approximately $262,000 in capital expenditures at Chambers Ridge Apartments as of September 30, 1999 consisting primarily of a roof replacement project, swimming pool improvements, water heater replacement, flooring and appliance replacements, equipment purchases and plumbing upgrades. These improvements were funded primarily from cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $2,264,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $1,544,000 for 1999 at this property which include certain of the required improvements and consist of landscaping, parking lot and pool upgrades and HVAC condensing unit replacements.

Briarwood Apartments

The Partnership completed approximately $27,000 in capital expenditures at Briarwood Apartments as of September 30, 1999 consisting primarily of air conditioning upgrades, carpet and vinyl replacement, electrical work and roof improvements. These improvements were funded primarily from cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $66,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $82,000 for 1999 at this property which include certain of the required improvements and consist of structural improvements and other small projects.

Twin Lake Towers Apartments

The Partnership completed approximately $554,000 in capital expenditures at Twin Lake Towers Apartments as of September 30, 1999 consisting primarily of HVAC condensing unit replacement, carpet replacement and other building improvements. These improvements were funded primarily from cash flow and replacement reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $3,078,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $3,075,000 for 1999 at this property which include certain of the required improvements and consist of HVAC condensing unit replacement, parking lot upgrades and landscaping.

Pickwick Place Apartments

The Partnership completed approximately $770,000 in capital expenditures at Pickwick Place Apartments as of September 30, 1999 consisting primarily of flooring, roof and drapery replacements, renovations to its recreational facilities, fencing upgrades, new appliances and replacement of property due to a fire in June 1998 and August 1999. These improvements were funded primarily from cash flow and insurance proceeds. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $319,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $524,000 for 1999 at this property which include certain of the required improvements and consist of roof, plumbing, electrical and balcony upgrades.

The additional capital expenditures will be incurred only if cash is available from operations, capital reserve accounts or from partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The Registrant's mortgage indebtedness encumbering its properties amounts to approximately $56,356,000, net of unamortized discounts, with maturity dates ranging from October 2003 to September 2005, during which time balloon payments totaling $52,778,000 are due. The Managing General Partner may attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

During the nine months ended September 30, 1999, a distribution of approximately $3,165,000 was paid to partners, of which approximately $495,000 was paid from operations, ($484,000 paid to limited partners or $10.82 per limited partnership unit) and $2,670,000 was paid from surplus funds ($2,458,000 paid to limited partners or $54.97 per limited partnership unit). Also, in January 1999, the Partnership paid a distribution of approximately $650,000 to limited partners ($14.54 per limited partnership unit) relating to a distribution payable from surplus funds as of December 31, 1998. There were no distributions during the nine months ended September 30, 1998. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of the debt maturities, refinancings and/or property sales. The Partnership's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures, to permit further distributions to its partners during the remainder of 1999 or subsequent periods.

Tender Offer

On May 13, 1999 and on August 19, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner commenced tender offers to purchase limited partnership interest in the Partnership for a purchase price of $534 and $832 per unit, respectively. The June offer expired on July 30, 1999 and the August offer expired on October 15, 1999. Pursuant to the offers, AIMCO Properties, L.P. acquired a total of 4,625 units. As a result, AIMCO and its affiliates currently own 21,297 units of limited partnership interest in the Partnership representing approximately 47.63% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO (See "Item 1. Financial Statements, Note H - Legal Proceedings").

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of September 30, 1999, had virtually completed this effort.

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

In April 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October 1999.

During 1998, the Managing agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June 1999.

The final software area is the office software and server operating systems. The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded virtually all of the server operating systems.

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

A pre-assessment of the properties by the Managing Agent has indicated virtually no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent was virtually completed by September 30, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of September 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent has banking relationships with three major financial institutions, all of which have designated their compliance. The Managing Agent has updated data transmission standards with all of the financial institutions. All financial institutions have communicated that they are Year 2000 compliant and accordingly no accounts were required to be moved from the existing financial institutions.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date, the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expenses and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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

                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Part I _ Financial Information, Item 1. Financial Statements, Note B _ Transfer of Control"). The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement ("Stipulation"), settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. The Court has preliminarily approved the Settlement and scheduled a final approval hearing for December 10, 1999. In exchange for a release of all claims, the Stipulation provides that, among other things, an affiliate of the Managing General Partner will make tender offers for all outstanding limited partnership interests in 49 partnerships, including the Registrant, subject to the terms and conditions set forth in the Stipulation, and has agreed to establish a reserve to pay an additional amount in settlement to qualifying class members (the "Settlement Fund"). At the final approval hearing, Plaintiffs' counsel will make an application for attorneys' fees and reimbursement of expenses, to be paid in part by the partnerships and in part from the Settlement Fund. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)   Exhibits:

               Exhibit 27 is filed as an exhibit to this report.

          b) Reports on Form 8-K filed during the quarter ended September 30, 1999:

               Current report on Form 8-K filed on August 20, 1999 disclosing the sale of Southpointe Apartments.


                                   SIGNATURES



In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 ANGELES PARTNERS XII

                                 By:     Angeles Realty Corporation II
                                         Managing General Partner

                                 By:     /s/Patrick J. Foye
                                         Patrick J. Foye
                                         Executive Vice President

                                 By:     /s/Martha L. Long
                                         Martha L. Long
                                         Senior Vice President and
                                         Controller

                                 Date: