Form 10KSB
period 1999-12-31
ANGELES PARTNERS XII
filed 2000-03-30
CIK 720392

March 30, 2000



United States

Securities and Exchange Commission
Washington, D.C.  20549


RE:   Angeles Partners XII
      Form 10-KSB
      File No. 0-13309

To Whom it May Concern:

The accompanying Form 10-KSB for the year ended December 31, 1999 describes a change in the method of accounting to capitalize exterior painting and major landscaping, which would have been expensed under the old policy. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Managing General Partner.

Please do not hesitate to contact the undersigned with any questions or comments that you might have.

Very truly yours,



Stephen Waters
Real Estate Controller

                     FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER

                               SECTION 13 OR 15(d)

                                   Form 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                       For the fiscal year ended December 31, 1999

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

                            Limited Partnership Units

                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.  $32,144,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 1999. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I

Item 1.  Description of Business

Angeles Partners XII (the "Partnership" or "Registrant") is a publicly held limited partnership organized under the California Uniform Limited Partnership Act on May 26, 1983. The Partnership's Managing General Partner is Angeles Realty Corporation II ("ARC II" or the "Managing General Partner"), a California corporation. ARC II was a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which was an affiliate of Insignia Financial Group, Inc. ("Insignia"). Effective February 26, 1999, IPT was merged into Apartment Investment and Management Company ("AIMCO"). Thus the Managing General Partner is now a wholly-owned subsidiary of AIMCO. The Elliott Accommodation Trust and the Elliott Family Partnership, a California limited partnership, were the Non-Managing General Partners. Effective December 31, 1998, the Elliott Family Partnership, Ltd., acquired the Elliott Accommodation Trust's general partner interest in the Registrant. The Managing General Partner and the Non-Managing General Partner are herein collectively referred to as the "General Partners". The Partnership Agreement provides that the Partnership is to terminate on December 31, 2035, unless terminated prior to such date.

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

The Registrant is engaged in the business of operating and holding real estate properties for investment. In 1984 and 1985 during its acquisition phase, the Registrant acquired ten existing apartment properties and one existing commercial  property.  During  1991,  the  Registrant  acquired a 44.5%  general partnership interest in a joint venture along with two other related partnerships. In 1990, the Registrant lost one of its apartment properties to foreclosure. On January 4, 1999, the Partnership sold its only commercial property to an unaffiliated third party. The Partnership also has a 44.5% investment in Princeton Meadows Golf Course Joint Venture ("Joint Venture"). On February 26, 1999, the Joint Venture sold its only investment property, Princeton Meadows Golf Course, to an unaffiliated third party. In addition, the Partnership sold Southpointe Apartments to an unaffiliated third party on August 6, 1999. As of December 31, 1999 the Partnership continues to own and operate eight apartment complexes. (see "Item 2, Description of Properties").

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

The Registrant has no full time employees. The Managing General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. Limited Partners and the Non-Managing General Partner have no right to participate in the management or conduct of such business and affairs. An affiliate of the Managing General Partner provides property management services for the Partnership's residential properties and until October 1, 1998 for the Partnership's commercial property. Effective October 1, 1998, property management services were performed at the Partnership's commercial property by an unrelated party.

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the Managing General Partner, in such market area could have a material effect on the rental market for the apartments at the Registrant's properties and the rents that may be charged for such apartments. While the Managing General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and competition for apartments is local.

Both the income and expenses of operating the properties owned by the Partnership are subject to factors outside of the Partnership's control, such as changes in the supply and demand for similar properties resulting from various market conditions, increases/decreases in unemployment or population shifts, changes in the availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

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

The Partnership monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed, which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site. However, the Joint Venture, in which the partnership had an equity interest, was responsible for an environmental clean-up. Upon the sale of the Princeton Meadows Golf Course, the Joint Venture received documents from the purchaser releasing the Joint Venture from any further responsibility or liability with respect to the clean-up (see "Item 7. Financial Statements - Note G").

A further description of the Partnership's business is included in "Management's Discussion and Analysis or Plan of Operation" included in "Item 6." of this 10-KSB.

Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia and IPT merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired a 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Item 2.  Description of Property:

The following table sets forth the Registrant's investments in properties as of December 31, 1999:

                              Date of
Property                      Purchase         Type of Ownership          Use

Briarwood Apartments          06/25/85   Fee ownership subject to       Apartment
 Cedar Rapids, Iowa                      first and second mortgages(2)  73 units

Chambers Ridge Apartments      7/26/84   Fee ownership subject to       Apartment
 Harrisburg, Pennsylvania                first and second mortgages(2)  324 units

Gateway Gardens               12/21/84   Fee ownership subject to       Apartment
 Apartments                              first and second mortgages(2)  328 units
 Cedar Rapids, Iowa

Hunters Glen Apts - IV        01/31/85   Fee ownership subject to       Apartment
 Plainsboro, New Jersey                  a first mortgage (1)           264 units

Hunters Glen Apts - V         01/31/85   Fee ownership subject to       Apartment
 Plainsboro, New Jersey                  first and second mortgages(2)  304 units

Hunters Glen Apts - VI        01/31/85   Fee ownership subject to       Apartment
 Plainsboro, New Jersey                  first and second mortgages(2)  328 units

Pickwick Place Apartments     05/11/84   Fee ownership subject to       Apartment
 Indianapolis, Indiana                   a first mortgage (2)           336 units

Twin Lake Towers
 Apartments                   03/30/84   Fee ownership subject to       Apartments
 Westmont, Illinois                      first and second mortgages(1)  399 units

(1) Property is held by a Limited Partnership in which the Registrant ultimately owns a 100% interest.

(2) Properties are held by limited liability corporations of which the Registrant is the sole member.

The Partnership also has a 44.5% investment in Princeton Meadows Golf Course Joint Venture ("Joint Venture"). The Partnership entered into a General Partnership Agreement with Angeles Income Properties, Ltd. II and Angeles Partners XI, both California partnerships and affiliates of the Managing General Partner, to form the Joint Venture. On February 26, 1999, the Joint Venture sold its only investment property, Princeton Meadows Golf Course, to an unaffiliated third party. (See "Note G" of the consolidated financial statements included in "Item 7. Financial Statements").

Schedule of Properties:

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.


                            Gross
                           Carrying   Accumulated                        Federal
Property                    Value     Depreciation    Rate    Method    Tax Basis
                               (in thousands)                         (in thousands)

Briarwood Apartments        $ 1,949     $ 1,303     5-40 yrs    (1)     $   660
Chambers Ridge Apts          11,938       7,350     5-40 yrs    (1)       4,708
Gateway Gardens Apts          8,234       5,842     5-40 yrs    (1)       2,444
Hunter Glen Apts-IV          11,697       7,397     5-40 yrs    (1)       4,196
Hunter Glen Apts-V           13,590       8,621     5-40 yrs    (1)       4,803
Hunter Glen Apts-VI          14,673       9,283     5-40 yrs    (1)       5,141
Pickwick Place Apts          10,310       6,226     5-40 yrs    (1)       3,803
Twin Lake Towers Apts        18,630      11,266     5-40 yrs    (1)       6,685

                            $91,021     $57,288                         $32,440

(1)   Straight line and accelerated

See "Note A" of the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy and "Note M - Change in Accounting Principle".

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.

                           Principal                                       Principal
                          Balance At                                        Balance
                         December 31,  Interest    Period     Maturity      Due At
        Property             1999        Rate     Amortized   Date (2)     Maturity
                        (in thousands)                                  (in thousands)


Briarwood Apartments
  1st mortgage              $ 1,511      7.83%    28.67 yrs    10/2003    $ 1,404
  2nd mortgage                   50      7.83%       (1)       10/2003         50
Chambers Ridge Apts

  1st mortgage                5,221      7.83%    28.67 yrs    10/2003      4,849
  2nd mortgage                  174      7.83%       (1)       10/2003        174
Gateway Gardens

  1st mortgage                6,092      7.83%    28.67 yrs    10/2003      5,657
  2nd mortgage                  203      7.83%       (1)       10/2003        203
Hunters Glen Apts IV

  1st mortgage                8,181      8.43%    28.67 yrs    10/2003      7,787
Hunters Glen Apts V

  1st mortgage                8,528      7.83%    28.67 yrs    10/2003      7,920
  2nd mortgage                  285      7.83%       (1)       10/2003        285
Hunters Glen Apts VI

  1st mortgage                8,877      7.83%    28.67 yrs    10/2003      8,243
  2nd mortgage                  297      7.83%       (1)       10/2003        297
Pickwick Place Apts

  1st mortgage                6,309      9.10%     28 yrs      05/2005      5,775
Twin Lake Towers Apts

  1st mortgage               10,534      7.83%    28.67 yrs    10/2003      9,782
  2nd mortgage                  352      7.83%       (1)       10/2003        352
                             56,614                                       $52,778
Less unamortized
  discounts                    (447)

                            $56,167

(1)   Interest only payments.
(2) See "Item 7. Financial Statements - Note C" for information with respect to the Registrant's ability to prepay these loans and more specific details as to the terms of the loans.

Rental Rates and Occupancy:

Average annual rental rate and occupancy for 1999 and 1998 for each property were as follows:

                                        Average Annual            Average Annual
                                         Rental Rates                Occupancy
                                          (per unit)
 Property                            1999           1998        1999        1998

 Briarwood Apartments              $ 6,778       $ 6,638         98%         97%
 Chambers Ridge Apartments (1)       6,967         6,928         95%         92%
 Gateway Gardens Apartments          6,712         6,507         97%         96%
 Hunters Glen Apartments - IV        9,415         8,950         97%         97%
 Hunters Glen Apartments - V         9,520         8,995         97%         97%
 Hunters Glen Apartments - VI        9,341         8,846         96%         96%
 Pickwick Place Apartments(2)        7,355         6,947         91%         95%
 Twin Lake Towers Apartments         9,027         8,635         98%         97%

(1) Occupancy at Chambers Ridge Apartments increased due to the completion of a major improvement project in 1998 which made the property more marketable.

(2)   Occupancy   decreased  at  Pickwick  Place  Apartments  due  to  increased competition in the local market.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other residential apartment complexes in the area. The Managing General Partner believes that all of the properties are adequately insured. The residential properties are apartment complexes which lease units for terms of one year or less. As of December 31, 1999, no residential tenant leases 10% or more of the available rental space. All of the properties, are in good physical condition subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rates:

Real estate taxes and rates in 1999 for each property were:

                                    1999             1999
                                   Billing           Rate
                               (in thousands)

Briarwood Apartments               $ 79              3.46%
Chambers Ridge Apartments            167             2.88%
Gateway Gardens Apartments           265             3.16%
Hunters Glen Apartments-IV           301             2.67%
Hunters Glen Apartments-V            325             2.67%
Hunters Glen Apartments-VI           329             2.67%
Pickwick Place Apartments            213             7.73%
Twin Lake Towers Apartments          282             5.58%

Capital Improvements:

Briarwood Apartments: The Partnership completed approximately $82,000 in capital expenditures at Briarwood Apartments as of December 31, 1999 consisting primarily of air conditioning upgrades, carpet and vinyl replacement, electrical work, exterior painting and structural improvements. These improvements were funded from replacement reserves and cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $21,900. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Chambers Ridge Apartments: The Partnership completed approximately $1,952,000 in capital expenditures at Chambers Ridge as of December 31, 1999 consisting primarily of a roof replacement project, swimming pool improvements, parking lot upgrades, water heater replacement, flooring and appliance replacements, equipment purchases, exterior painting, and plumbing upgrades. These improvements were funded from cash flow and replacement reserves. The
Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $97,200. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Gateway Gardens: The Partnership completed approximately $417,000 in capital expenditures at Gateway Gardens as of December 31, 1999 consisting primarily of interior improvements, electrical and heating improvements, flooring replacements, major landscaping, and new appliances. These improvements were funded primarily from cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $98,400. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Hunters Glen IV: The Partnership completed approximately $407,000 in capital expenditures at Hunters Glen IV as of December 31, 1999 consisting primarily of interior improvements, parking lot upgrades, air conditioning upgrades and grounds lighting. These improvements were funded primarily from cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $79,200. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Hunters Glen V: The Partnership completed approximately $458,000 in capital expenditures at Hunters Glen V as of December 31, 1999 consisting primarily of air conditioning upgrades, grounds lighting, parking lot upgrades, swimming pool improvements, and interior improvements. These improvements were funded primarily from cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $91,200. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Hunters Glen VI: The Partnership completed approximately $504,000 in capital expenditures at Hunters Glen VI as of December 31, 1999 consisting primarily of air conditioning upgrades, interior improvements, parking lot upgrades, grounds lighting and swimming pool improvements. These improvements were funded primarily from cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $98,400. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Pickwick Place Apartments: The Partnership completed approximately $685,000 in capital expenditures at Pickwick Place Apartments as of December 31, 1999 consisting primarily of flooring, roof replacements, renovations to its recreational facilities, fencing upgrades, new appliances and replacement of property due to a fire in June 1998 and August 1999. These improvements were funded primarily from cash flow and replacement reserves and insurance proceeds. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $100,800. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Southpointe Apartments: The Partnership completed approximately $365,000 of capital expenditures at Southpointe Apartments prior to its sale on August 6, 1999. The expenditures consisted of building improvements, carpet replacements and new appliances and were funded from cash flow and replacement reserves.

Twin Lake Towers Apartments: The Partnership completed approximately $3,105,000 in capital expenditures at Twin Lake Towers as of December 31, 1999 consisting primarily of HVAC condensing unit replacement, carpet replacement, elevator upgrades, cabinet replacements, plumbing and electrical upgrades and structural improvements. These improvements were funded primarily from cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $119,700. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Item 3.  Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Item 7. Financial Statements, Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

Yanesh Brothers Construction has commenced an action entitled Yanesh Brothers Construction Company, Inc. v. Insignia Residential Group, L.P., AIMCO Management Company, et al. in the Court of Common Pleas in Lake County, Ohio in which the Partnership is also named as a defendant. The plaintiff was hired by AIMCO on behalf of the Partnership to perform repairs at Southpointe Apartments from a fire that occurred in October 1998 and is seeking $330,000 in damages from the amount of the work it performed at this property. Although the property damage insurance company may be liable for the amount owed to the plaintiff, it has refused to pay, and the plaintiff is seeking recovery, in the alternative, from the owner and manager of the property. The property damage insurance broker and the property damage insurer were recently added as third party defendants to the claim. The Partnership has also brought suit against the property damage insurance broker and the property damage insurer for payment of this claim, plus damages and other losses. The Partnership has recorded a reserve for $330,000, which is the amount of the claim. The Managing General Partner does not anticipate that the Partnership will incur material costs in excess of the reserve.

The Partnership is unaware of any other pending or outstanding litigation that is expected to have a material effect on the Partnership.

Item 4.  Submission of Matters to a Vote of Security Holders

The Unit holders of the Partnership did not vote on any matter during the quarter ended December 31, 1999.

                                     PART II

Item 5. Market for the Partnership's Common Equity and Related Security Holder Matters

The Partnership, a publicly-held limited partnership, sold 44,773 Limited Partnership Units during its offering period through February 13, 1985. As of December 31, 1999, the Partnership had 1,696 Limited Partners of record and 44,718 Limited Partnership Units outstanding. As of December 31, 1999, affiliates of the Managing General Partner own 25,685 limited partnership units or 57.437% of the outstanding Partnership Units. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 1998 and 1999, as well as for the subsequent period from January 1, 2000 to January 31, 2000 (see Item 6. Management's Discussion and Analysis or Plan of Operation" for further details):

                                                Distributions
                                                           Per Limited

                                        Aggregate        Partnership Unit

               1998                    $  650,000 (1)         $14.54

               1999                     3,165,000 (2)          65.79

         1/1/00 - 1/31/00                 120,000 (3)           2.66

(1)   Distribution was made from surplus funds.

(2)   Consists of $495,000 cash from operations and $2,670,000 of surplus funds.

(3) Distribution was declared in December 1999 and paid in January 2000. It consists of cash from operations.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any additional distributions to its partners in 2000 or subsequent periods.

Several tender offers were made by various parties, including affiliates of the Managing General Partner, during the years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 25,685 limited partnership units in the Partnership representing 57.437% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Item 6.  Management's Discussion and Analysis or Plan of Operation

The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net income for the year ended December 31, 1999 was approximately $12,516,000 compared to a net loss of approximately $684,000 for the corresponding period in 1998. The increase in net income for the year ended December 31, 1999 compared to the year ended December 31, 1998 was primarily due to an increase in total revenues resulting from the gain on sale of Cooper Point Plaza and Southpointe Apartments, and to a lesser extent, the equity in income from the sale of the Princeton Meadows Golf Course Joint Venture.

On January 4, 1999, the Partnership sold its only commercial property, Cooper Point Plaza, to an unaffiliated third party for net sales proceeds of approximately $5,995,000 after payment of closing costs. The Partnership realized a gain of approximately $2,363,000 on the sale as a result of the undepreciated value of the property being written off and the payment of closing costs. In addition, the Partnership recorded an extraordinary loss on early extinguishment of debt of approximately $556,000 as a result of unamortized debt discount being written off and the payment of a prepayment penalty of approximately $78,000 relating to the prepayment of the mortgage encumbering the property. In conjunction with the sale, a distribution of approximately $186,000 was paid to the Managing General Partner (see "Item 7. Financial Statements - Note E").

On August 6, 1999, the Partnership sold Southpointe Apartments to an unaffiliated third party. Upon closing, the purchaser agreed to assume the mortgage note payable and other liabilities encumbering the property of approximately $11,017,000 and to pay the related accrued interest of approximately $487,000 and outstanding property taxes and other liabilities of approximately $199,000. Consequently, the Registrant received no proceeds relating to this transaction. The Partnership realized a gain of approximately $8,528,000 on the sale.

The Partnership has a 44.5% investment in Princeton Meadows Golf Course Joint Venture. On February 26, 1999, the Joint Venture sold the Princeton Meadows Golf Course to an unaffiliated third party for gross sale proceeds of $5,100,000. The Joint Venture received net proceeds of $3,411,000 after payment of closing costs, and repayment of the mortgage principal and accrued interest. The Joint Venture recorded a gain on sale of approximately $3,090,000 after the write-off of undepreciated fixed assets. For the year ended December 31, 1999 the Partnership realized equity in income of the Joint Venture of approximately
$1,295,000, which included its equity in the gain on disposal of Princeton Meadows Golf Course of $1,375,000 and the equity in loss on operations of $80,000, as compared to equity in loss of the Joint Venture of approximately $6,000 for the year ended December 31, 1998.

Excluding the impact of the sale of Cooper Point Plaza, Southpointe Apartments and the Princeton Meadows Golf Course, net income increased approximately
$646,000 for the year ended December 31, 1999 as compared to the corresponding period in 1998. The increase was the result of an increase in total revenues and a decrease in total expenses. The increase in total revenues was primarily due to an increase in rental income. Rental revenues increased as a result of increases in average rental rates at all the Partnership's remaining properties as well as increases in occupancy at Briarwood, Chambers Ridge, Gateway Gardens and Twin Lake Towers which more than offset the decrease in occupancy at Pickwick Place. The decrease in total expenses is primarily due to a decrease in both operating and general and administrative expenses, which were partially offset by an increase in depreciation expense. Operating expense decreased primarily due to decreases in maintenance and insurance expense. The decrease in maintenance expense is primarily due to the completion of the following major improvement projects during the year ended December 31, 1998: a parking lot project and interior and exterior building improvements at Chambers Ridge; swimming pool repairs and interior building renovations at Hunters Glen IV, V, and VI. The decrease in insurance expense is due to lower premiums as a result of a change in insurance carriers late in 1998. Depreciation expense increased primarily due to increased property improvements and replacements at all of the properties during the year ended year ended December 31, 1999.

The decrease in general and administrative expense is due to a decrease in general partner reimbursements and the decrease in management fees allowed to be paid to the Managing General Partner based on a percentage of net cash flow from operations. Included in general and administrative expense for the years ended December 31, 1999 and 1998, are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

During the year ended December 31, 1999, a casualty loss of approximately $160,000 was recorded at Southpointe Apartments. The casualty loss resulted from the write-off of assets that were replaced in 1999 as a result of damage caused by a fire at the property in October 1998.

A net casualty gain of $352,000 was recorded in 1998 due to fires at Pickwick Place and Hunters Glen V and VI and water damage at Southpointe. In June 1998, a fire at Pickwick Place extensively damaged 12 apartment units. The undepreciated value of the units of approximately $80,000 was written off and netted with the insurance proceeds received of approximately $449,000, for a net casualty gain of $369,000. In May 1998, there were two smaller fires at Hunters Glen V and VI which resulted in damages of approximately $3,000 and $4,000, respectively. Finally, in February, 1998, there was some water damage at Southpointe which resulted in a net loss of $10,000 after the receipts of insurance premiums.

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping on a prospective basis. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Managing General Partner. The effect of the change in 1999 was to increase net income by $203,000 ($4.49 per limited partnership unit). The cumulative effect, had this change been applied to prior periods, is not material. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the Managing General Partner and affiliates.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rent, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At December 31, 1999, the Partnership had cash and cash equivalents of approximately $6,891,000, compared to approximately $7,611,000 at December 31, 1998. The decrease in cash and cash equivalents of approximately $720,000 is due to approximately $8,600,000 of cash used in financing activities, which was partially offset by approximately $6,620,000 of cash provided by operating activities and, to a lesser extent, approximately $1,260,000 of cash provided by investing activities. Cash provided by investing activities consisted primarily of net proceeds from the sale of Cooper Point Plaza and distributions received from the Princeton Meadows Joint Venture and net receipts from restricted escrows maintained by the mortgage lender and repayment of an advance to the Joint Venture which were partially offset by property improvements and replacements. Cash used in financing activities consisted primarily of distributions to partners and the repayment of mortgage principal upon the sale of Cooper Pointe Plaza and, to a lesser extent, payments of principal made on the mortgages encumbering the Registrant's properties and debt extinguishment costs. The Registrant invest its working capital reserves in a money market account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $706,800. Additional improvements may be considered and will depend on the physical condition of the properties as well as anticipated cash flow generated by the properties. The capital expenditures will be incurred only if cash is available from operations or Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The Registrant's mortgage indebtedness encumbering its properties amounts to approximately $56,167,000, net of unamortized discounts, with maturity dates ranging from
October 2003 to May 2005, during which time balloon payments totaling $52,778,000 are due. The Managing General Partner may attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

During the year ended December 31, 1999, distributions of approximately $3,165,000 were declared and paid to partners, of which approximately $495,000 was paid from operations, ($484,000 paid to limited partners or $10.82 per limited partnership unit) and $2,670,000 was paid from surplus funds ($2,458,000 paid to limited partners or $54.97 per limited partnership unit). Also, in January 1999, the Partnership paid a distribution of approximately $650,000 to limited partners ($14.54 per limited partnership unit) relating to a distribution payable from surplus funds as of December 31, 1998. In addition, in December 1999 a distribution of $120,000 ($119,000 paid to limited partners or $2.66 per limited partnership unit) was declared and paid in January 2000 from operations. There were no distributions paid during the year ended December 31, 1998. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of the debt maturities, refinancings and/or property sales. The Partnership's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures, to permit further distributions to its partners during 2000 or subsequent periods.

Tender Offer

Several tender offers were made by various parties, including affiliates of the Managing General Partner, during the years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 25,685 limited partnership units in the Partnership representing 57.437% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Year 2000 Compliance

General Description

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the Managing General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the Managing Agent's computer programs or hardware that had date-sensitive software or embedded chips might have recognized a date using "00" as the year 1900 rather than the year 2000. This could have resulted in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Computer Hardware, Software and Operating Equipment

In 1999, the Managing Agent completed all phases of its Year 2000 program by completing the replacement and repair of any hardware or software system or operating equipment that was not yet Year 2000 compliant. The Managing Agent's hardware and software systems and its operating equipment are now Year 2000 compliant. No material failure or erroneous results have occurred in the Managing Agent's computer applications related to the failure to reference the Year 2000 to date.

Third Parties

To date, the Managing Agent is not aware of any significant supplier or subcontractor (external agent) or financial institution of the Partnership that has a Year 2000 issue that would have a material impact on the Partnership's results of operations, liquidity or capital resources. However, the Managing Agent has no means of ensuring or determining the Year 2000 compliance of external agents. At this time, the Managing Agent does not believe that a Year 2000 issue of any non-compliant external agent will have a material impact on the Partnership's financial position or results of operations.

Costs

The total cost of the Managing Agent's Year 2000 project was approximately $3.2 million and was funded from operating cash flows.

Risks Associated with the Year 2000

The Managing Agent completed all necessary phases of its Year 2000 program in 1999, and did not experience system or equipment malfunctions related to a failure to reference the Year 2000. The Managing Agent or Partnership have not been materially adversely effected by disruptions in the economy generally resulting from the Year 2000 issue.

At this time, the Managing Agent does not believe that the Partnership's businesses, results of operations or financial condition will be materially adversely effected by the Year 2000 issue.

Contingency Plans Associated with the Year 2000

The Managing Agent has not had to implement contingency plans such as manual workarounds or selecting new relationships for its banking or elevator operation activities in order to avoid the Year 2000 issue.

Item 7.  Financial Statements

ANGELES PARTNERS XII

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young, LLP Independent Auditors

      Consolidated Balance Sheet - December 31, 1999

      Consolidated Statements of Operations - Years ended December 31, 1999 and 1998

      Consolidated Statement of Changes in Partners' Capital (Deficit) - Years ended December 31, 1999 and 1998

      Consolidated Statements of Cash Flows - Years ended December 31, 1999 and 1998

      Notes to Consolidated Financial Statements

                    Report of Ernst & Young LLP, Independent Auditors

The Partners
Angeles Partners XII

We have audited the accompanying consolidated balance sheet of Angeles Partners XII as of December 31, 1999, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Angeles Partners XII at December 31, 1999, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

As discussed in Note M to the consolidated financial statements, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping effective January 1, 1999.

                                                           /s/ ERNST & YOUNG LLP


Greenville, South Carolina
February 25, 2000

                              ANGELES PARTNERS XII

                           CONSOLIDATED BALANCE SHEET

                             (in thousands, except unit data)

                                December 31, 1999

Assets

   Cash and cash equivalents                                                $  6,891
   Receivables and deposits, net of allowance for
     doubtful accounts of $686                                                 1,484
   Restricted escrows                                                            626
   Other assets                                                                  968
   Investment in joint venture (Note G)                                            4
   Investment properties (Notes C and F):
      Land                                                    $ 7,989
      Buildings and related personal property                   83,032
                                                                91,021

      Less accumulated depreciation                            (57,288)       33,733
                                                                            $ 43,706

Liabilities and Partners' Capital (Deficit)
Liabilities
   Accounts payable                                                         $ 1,846
   Tenant security deposit liabilities                                          895
   Accrued property taxes                                                       789
   Distribution payable                                                         120
   Other liabilities                                                            607
   Mortgage notes payable (Notes C and F)                                    56,167

Partners' Capital (Deficit)
   General partner                                              $ 111
   Limited partners (44,718 units issued and
      outstanding)                                             (16,829)      (16,718)
                                                                            $ 43,706

              See Accompanying Notes to Consolidated Financial Statements


                                 ANGELES PARTNERS XII

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                           (in thousands, except unit data)

                                                                Years Ended
                                                               December 31,
                                                              1999        1998
Revenues:
   Rental income                                           $ 19,778    $ 20,639
   Other income                                               1,475       1,420
   Casualty gain                                                 --         352
   Gain on sale of investment
     properties (Note J)                                     10,891          --
      Total revenues                                         32,144      22,411
Expenses:
   Operating                                                  7,624       8,571
   General and administrative                                   592         760
   Depreciation                                               4,586       4,995
   Interest                                                   5,496       6,414
   Property taxes                                             1,906       2,291
   Loss on disposal of property                                  --          58
   Casualty loss                                                160          --
      Total expenses                                         20,364      23,089
Income (loss) before equity in income of
  joint venture and extraordinary items                      11,780        (678)
Equity in income (loss) of joint venture                      1,295          (6)
Income (loss) before extraordinary items                     13,075        (684)
Equity in extraordinary loss on the
 extinguishment of debt of joint venture (Note G)                (3)         --
Extraordinary loss on extinguishment of debt (Note J)          (556)         --
Net income (loss)                                          $ 12,516    $   (684)

Net income (loss) allocated to general partners            $    973    $     (7)
Net income (loss) allocated to limited partners              11,543        (677)
                                                           $ 12,516    $   (684)
Net income (loss) per limited partnership unit:

    Income (loss) before extraordinary items               $ 270.50    $ (15.14)
    Extraordinary items                                      (12.37)         --
                                                           $ 258.13    $ (15.14)

Distributions per limited partnership unit                 $  68.45    $  14.54

              See Accompanying Notes to Consolidated Financial Statements

                              ANGELES PARTNERS XII

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                             (in thousands, except unit data)



                                        Limited
                                       Partnership    General      Limited
                                          Units       Partners    Partners       Total

Original capital contributions            44,773        $ 1       $ 44,773      $ 44,774

Partners' deficit

   at December 31, 1997                   44,718      $ (631)     $(23,984)    $(24,615)

Net loss for the year ended
   December 31, 1998                          --           (7)        (677)        (684)

Distributions to partners                     --           --         (650)        (650)

Partners' deficit at

   December 31, 1998                      44,718         (638)     (25,311)     (25,949)

Net income for the year
   ended December 31, 1999                    --          973       11,543        12,516

Distributions to Partners                     --         (224)      (3,061)      (3,285)

Partners' capital (deficit)
   at December 31, 1999                   44,718       $ 111      $(16,829)    $(16,718)

              See Accompanying Notes to Consolidated Financial Statements

                              ANGELES PARTNERS XII

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      (in thousands)


                                                                      Year Ended
                                                                    December 31,

                                                                  1999        1998
Cash flows from operating activities:

  Net income (loss)                                             $ 12,516    $   (684)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
   Depreciation                                                    4,586       4,995
   Amortization of discounts, loan costs, and
      leasing commissions                                            319         414
   Equity in extraordinary loss on extinguishment of
      debt of joint venture                                            3          --
   Extraordinary loss on extinguishment of debt                      556          --
   Gain on sale of investment properties                         (10,891)         --
   Equity in (income) loss of joint venture                       (1,295)          6
   Loss on disposal of asset                                          --          58
   Casualty loss (gain)                                              160        (352)
   Change in accounts:
      Receivables and deposits                                       501        (311)
      Other assets                                                   (43)         91
      Accounts payable                                               167          25
      Tenant security deposit liabilities                            (64)         (1)
      Accrued property taxes                                        (161)         40
      Other liabilities                                              266        (446)
       Net cash provided by operating activities                   6,620       3,835
Cash flows from investing activities:
  Property improvements and replacements                          (6,850)     (2,281)
  Net receipts from restricted escrows                               643          36
  Repayment of advance to joint venture                              149          --
  Net insurance proceeds related to casualty gain                     --         430
  Proceeds from sale of investment properties                      5,995          --
  Distributions from joint venture                                 1,323          --
       Net cash provided by (used in) investing activities         1,260      (1,815)

Cash flows from financing activities:

  Payments on mortgage notes payable                                (802)       (868)
  Repayment of mortgage note                                      (3,905)         --
  Distributions to partners                                       (3,815)         --
  Debt extinguishment costs                                          (78)         --
       Net cash used in financing activities                      (8,600)       (868)

Net increase in cash and cash equivalents                          (720)       1,152

Cash and cash equivalents at beginning of period                  7,611        6,459

Cash and cash equivalents at end of period                      $ 6,891      $ 7,611

Supplemental disclosure of cash flow information:

  Cash paid for interest                                        $ 5,294      $ 6,651
Supplemental disclosure of non-cash flow information:
  Property improvements and replacements included
   in accounts payable                                          $ 1,124       $ --

              See Accompanying Notes to Consolidated Financial Statements

                              ANGELES PARTNERS XII

                    CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                      (in thousands)



Supplemental disclosure of non-cash activities:

In August 1999, Southpointe Apartments was sold to an unaffiliated third party. Upon closing, the purchaser agreed to assume the mortgage note payable encumbering the property and to pay the related accrued interest and outstanding property taxes, resulting in no proceeds being received by the Partnership. In connection with the sale, investment properties, mortgage notes payable and other liabilities were adjusted by approximately $3,175,000, $11,017,000 and $686,000, respectively, for non-cash activity for the year ended December 31, 1999.

At December 31, 1999 and 1998 distributions payable was adjusted by $120,000 and $650,000 for unpaid distributions.

              See Accompanying Notes to Consolidated Financial Statements



                              ANGELES PARTNERS XII

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999

Note A - Organization and Significant Accounting Policies

Organization: Angeles Partners XII (the "Partnership" or "Registrant") is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act pursuant to the amended Certificate and Agreement of Limited
Partnership (herein referred to as the "Agreement") dated May 26, 1983. The Partnership's Managing General Partner is Angeles Realty Corporation II ("ARC II" or the "Managing General Partner"), a California corporation. ARC II was a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which was an affiliate of Insignia Financial Group, Inc. ("Insignia"). Effective February 26, 1999, IPT was merged into Apartment Investment and Management Company ("AIMCO"). Thus the Managing General Partner is now a wholly-owned subsidiary of AIMCO. The Elliott Accommodation Trust and the Elliott Family Partnership, a California limited partnership, were the Non-Managing General Partners. Effective December 31, 1997, the Elliott Family Partnership, Ltd. acquired the Elliott Accommodation Trust's general partner interest in the Registrant. The Managing General Partner and the Non-Managing General Partner are herein collectively referred to as the "General Partners". The Partnership Agreement provides that the Partnership is to terminate on December 31, 2035, unless terminated prior to such date. As of December 31, 1999, the Partnership operates eight residential properties in or near major urban areas in the United States.

Principles of Consolidation: The consolidated financial statements of the Partnership include its 99.99% limited partnership interest in Pickwick Place AP XII LP. Because the Partnership may remove the General Partner of Pickwick Place AP XII LP, this partnership is controlled and consolidated by the Partnership. The consolidated financial statements also include the Partnership's interests in AP XII Associate GP, LLC, Hunters Glen Phase I GP, LLC and Hunters Glen Phase V GP, LLC, single member limited liability corporations, which are wholly-owned by the Registrant. All significant inter-entity balances have been eliminated. Minority interest is immaterial and not shown separately in the financial statements.

Allocations of Profits, Gains, and losses: The Partnership will allocate all profits, losses and distributions related to the operations of its investment properties 1% to the General Partners and 99% to the Limited Partners. All profits, losses and distributions related to the sales and/or refinancing of its investment properties will be allocated in accordance with the Agreement.

Except as discussed below, the Partnership will allocate distributions 1% to the General Partners and 99% to the Limited Partners.

Upon the sale or other disposition, or refinancing, of any asset of the Partnership, the distributable net proceeds shall be distributed as follows: (i) to the Partners in proportion to their interests until the Limited Partners have received cumulative distributions equal to their original capital contributions reduced by the amount of any previous distributions; (ii) to the Partners until the Limited Partners have received distributions from all sources equal to their 6% cumulative distribution; (iii) to the Managing General Partner until it has received an amount equal to 3% of the aggregate Disposition Prices of all properties or other investments sold or otherwise disposed of, or refinanced;
(iv) fourth, to the Partners in proportion to their interests until the Limited Partners have received cumulative distributions from all sources equal to 150% of the Capital Contribution of the Limited Partners; (v) to Managing General Partner until it has received an amount equal to 17.6% of the distributions made pursuant to (iv); and (vi) 85% to the Limited Partners and non-Managing General Partner in proportion to their interests and 15% ("Incentive Interest") to the Managing General Partner.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents: Cash and cash equivalents includes cash on hand and in banks, and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $814,000 at December 31, 1999 that are maintained by the affiliated management company on behalf of affiliated entities in a cash concentration account.

Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Loan Costs: Loan costs of approximately $2,116,000 are included in other assets and are being amortized on a straight-line basis over the lives of the loans. Accumulated amortization is approximately $1,282,000 at December 31, 1999, and is also included in other assets.

Restricted escrows:

      Capital Improvement - At the time of the refinancings of the mortgages encumbering Briarwood Apartments, Chambers Ridge Apartments, Gateway Gardens Apartments, Hunters Glen IV, V and VI Apartments and Twin Lake Towers Apartments, $1,610,000 of the proceeds were designated for "Capital Improvement Escrows" for certain capital improvements. The balance in the Capital Improvement Escrows at December 31, 1999, is approximately $18,000.

      Replacement Reserve - In conjunction with the refinancing of the mortgage encumbering Pickwick Place Apartments on April 17, 1995, a replacement reserve was established to fund certain nonrecurring costs for interior and exterior capital improvements at the property. The balance in this escrow account is approximately $11,000 at December 31, 1999.

      General Reserve - In addition to the Capital Improvement and Replacement Reserve Escrows, General Escrow Accounts of approximately $711,000 were established in conjunction with the refinancings. These funds were established to make necessary repairs and replacements of existing improvements, debt service, out-of-pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. The Partnership is required to deposit net operating income (as defined in the mortgage note) from the refinanced properties to the General Escrow Accounts until the reserve account equals a minimum of $200 or a maximum of $400 per apartment unit or $404,000 to $808,000. The balance in the General Reserve Account at December 31, 1999, is approximately $597,000.

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

Investment Properties: Investment properties consist of eight apartment complexes which are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. For the years ended December 31, 1999 and 1998, no adjustments for impairment of value were recorded.

Depreciation: Depreciation is computed utilizing accelerated and straight-line methods over the estimated useful lives of the investment properties and related personal property. For Federal income tax purposes, depreciation is computed using the straight-line method over an estimated life of 5 to 20 years for personal property and 15 to 40 years for real property.

Effective January 1, 1999 the Partnership changed its method of accounting to capitalize the costs of exterior painting and major landscaping (see Note M).

Leases: The Partnership generally leases apartment units for twelve month terms or less. In addition, the Managing General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

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

Segment Reporting: SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. (See "Note K" for detailed disclosures of the Partnership's segments).

Advertising Costs: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $222,000 and $214,000 for the years ended December 31, 1999 and 1998, respectively, are included in operating expense.

Note B - Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia and IPT merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired a 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Note C - Mortgage Notes Payable

The principle terms of mortgage notes payable are as follows:


                           Principal     Monthly                             Principal
                          Balance At     Payment     Standard                 Balance
                         December 31,   Including    Interest   Maturity       Due At
        Property             1999        Interest      Rate       Date        Maturity
                        (in thousands)                                     (in thousands)

Briarwood Apartments
  1st mortgage              $ 1,511        $ 12       7.83%      10/2003    $ 1,404
  2nd mortgage                   50          (*)      7.83%      10/2003         50
Chambers Ridge Apts

  1st mortgage                5,221          41       7.83%      10/2003      4,849
  2nd mortgage                  174           1       7.83%      10/2003        174
Gateway Gardens

  1st mortgage                6,092          48       7.83%      10/2003      5,657
  2nd mortgage                  203           1       7.83%      10/2003        203
Hunters Glen Apts IV

  1st mortgage                8,181          65       8.43%      10/2003      7,787
Hunters Glen Apts V
  1st mortgage                8,528          67       7.83%      10/2003      7,920
  2nd mortgage                  285           2       7.83%      10/2003        285
Hunters Glen Apts VI

  1st mortgage                8,877          70       7.83%      10/2003      8,243
  2nd mortgage                  297           2       7.83%      10/2003        297
Pickwick Place Apts

  1st mortgage                6,309          54        9.1%      05/2005      5,775
Twin Lake Towers Apts
  1st mortgage               10,534          83       7.83%      10/2003      9,782
  2nd mortgage                  352           2       7.83%      10/2003        352
                             56,614        $448                             $52,778
Less unamortized
  discounts                    (447)

                            $56,167

(*)   Monthly payment is less than $1,000

The mortgage notes payable are nonrecourse and are secured by pledge of the Partnership's investment properties and by pledge of revenues from the respective investment properties. Certain of the notes impose prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 1999, are as follows (in thousands):

                                2000           $   869
                                2001               941
                                2002             1,019
                                2003            47,851
                                2004               117
                             Thereafter          5,817
                                               $56,614

Note D - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, taxable income or loss of the Partnership is reported in the income tax returns of its partners and no provision for income taxes is made in the financial statements of the Partnership.

The following is a reconciliation of reported net income (loss) and Federal taxable income (in thousands, except unit data):

                                               1999        1998

Net income (loss) as reported                $ 12,516   $  (684)
Add (deduct):
  Depreciation differences                        719     1,081
   Gain on disposition of investment
    property                                     (884)       --
  Unearned income                                 107        62
  Equity in income of joint venture              (614)       --
  Early extinguishment of debt                    512        --
  Discounts on mortgage notes payable             (27)       (7)
  Casualty                                         --      (259)
  Other                                          (116)      271
Federal taxable income                       $ 12,213       464
Federal taxable income
  per limited partnership unit               $ 253.89   $ 10.27

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

Net liabilities                           $(16,718)
Land and buildings                           8,466
Accumulated depreciation                    (9,634)
Syndication and distribution costs           6,093
Investment in Joint Venture                     (4)
Distributions payable                          120
Other                                          296

Net liabilities - Federal tax basis      $ (11,381)

Note E - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following expenses owed to the Managing General Partner and affiliates for the years ended December 31, 1999 and 1998 were paid or accrued:

                                                               1999      1998
                                                               (in thousands)

Property management fees (included in operating expense)      $1,036    $1,034

Partnership management fee (included in general and
  administrative expense) (1)                                     --       135

Reimbursement for services of affiliates (included in
 operating and general and administrative expenses
 and investment property)                                        931       504

(1) The Partnership Agreement provides for a fee equal to 7.5% of "net cash flow from operations", as defined in the Partnership Agreement to be paid to the Managing General Partner for executive and administrative management services. No fee was due for 1999.

During the years ended December 31, 1999 and 1998, affiliates of the Managing General Partner, were entitled to receive 5% of gross receipts from all of the Registrant's residential properties as compensation for providing property management services. The Registrant paid to such affiliates $1,036,000 and $1,016,000 for the years ended December 31, 1999 and 1998, respectively. Also, during the nine months ended September 30, 1998, affiliates of the Managing General Partner were entitled to varying percentages of gross receipts from the Registrant's commercial property as compensation for providing management services. The Registrant paid to such affiliates $18,000 for the nine months ended September 30, 1998. Effective October 1, 1999 (the effective date of the Insignia Merger), these services for the commercial property were performed by an unrelated party.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $931,000 and $504,000 for the years ended December 31, 1999 and 1998, respectively. Included in these amounts is approximately $570,000 and $56,000 of construction oversight reimbursements for the years ended December 31, 1999 and 1998, respectively.

Pursuant to the Partnership Agreement, the Managing General Partner is entitled to receive a distribution equal to 3% of the aggregate disposition price of sold properties. The Partnership paid a distribution of $186,000 to the Managing General Partner related to the sale of Cooper Point Plaza in 1999. This distribution is subordinate to the limited partners receiving their original capital contributions plus a cumulative preferred return of 6% per annum of their adjusted capital investment, as defined in the Partnership Agreement. If the limited partners have not received these returns when the Partnership terminates, the Managing General Partner will return this amount to the Partnership.

Angeles Mortgage Investment Trust ("AMIT"), a real estate investment trust, provided financing (the "AMIT Loans") to the Princeton Meadows Golf Course Joint Venture. Pursuant to a series of transactions, affiliates of the Managing General Partner acquired ownership interests in AMIT. On September 17, 1998, AMIT was merged with and into Insignia Properties Trust ("IPT"), the entity which controlled the Managing General Partner. Effective February 26, 1999, IPT was merged into AIMCO. As a result, AIMCO was the current holder of the AMIT Loan. On February 26, 1999, Princeton Meadows Golf Course was sold to an unaffiliated third party. Upon closing, the AMIT principal balance of $1,567,000 plus accrued interest of approximately $17,000 was paid off.

In addition, the Partnership made advances to the Joint Venture as deemed appropriate by the Managing General Partner. These advances did not bear interest nor have stated terms of repayment. In June 1999, the advance receivable from the Joint Venture of approximately $149,000 was paid off from the proceeds of the sale of the golf course.

Several tender offers were made by various parties, including affiliates of the Managing General Partner, during the years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 25,685 limited partnership units in the Partnership representing 57.437% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Note F - Investment Properties and Accumulated Depreciation

                                               Initial Cost
                                              To Partnership
                                              (in thousands)

                                                      Buildings        Cost
                                                     and Related   Capitalized
                                                      Personal      Subsequent
       Description         Encumbrances     Land      Property    to Acquisition
                         (in thousands)                           (in thousands)
Investment Properties

Briarwood Apartments         $ 1,561     $  136        $ 1,409       $   404
Chambers Ridge Apts            5,395        527          7,823         3,588
Gateway Gardens Apts           6,295        255          6,206         1,773
Hunters Glen Apts IV           8,181      1,552          8,324         1,821
Hunters Glen Apts V            8,813      1,820          9,759         2,011
Hunters Glen Apts VI           9,174      1,981         10,620         2,072
Pickwick Place Apts            6,309        603          6,552         3,155
Twin Lake Towers Apts         10,886      1,115         12,806         4,709
  Totals                     $56,614     $7,989        $63,499       $19,533

                           Gross Amount At Which
                                  Carried
                           At December 31, 1999
                              (in thousands)

                                 Buildings
                                    And
                                  Related

                                 Personal              Accumulated      Date     Depreciable
      Description        Land    Property    Total    Depreciation    Acquired   Life-Years
                                                     (in thousands)
Briarwood Apts           $ 136   $ 1,813    $ 1,949    $ 1,303        06/25/85      10-20
Chambers Ridge Apts        527    11,411     11,938      7,350        07/26/84      10-20
Gateway Gardens Apt        255     7,979      8,234      5,842        12/21/84      10-20
Hunters Glen Apt IV      1,552    10,145     11,697      7,397        01/31/85      10-40
Hunters Glen Apt V       1,820    11,770     13,590      8,621        01/31/85      10-40
Hunters Glen Apt VI      1,981    12,692     14,673      9,283        01/31/85      10-40
Pickwick Place Apts        603     9,707     10,310      6,226        05/11/84      10-20
Twin Lake Towers Apt     1,115    17,515     18,630     11,266        03/30/84      10-20
  Totals                $7,989   $83,032    $91,021    $57,288

The depreciable lives included above are for the building and components. The depreciable lives for related personal property are for 5 to 7 years.

Reconciliation of "Investment Properties and Accumulated Depreciation":

                                                Years Ended December 31,
                                                  1999            1998
                                                     (in thousands)

Investment Properties

Balance at beginning of year                   $102,413         $100,619
    Property improvements                         7,975            2,281
    Dispositions of assets                      (19,367)            (487)

Balance at end of year                         $ 91,021         $102,413

Accumulated Depreciation

Balance at beginning of year                   $ 65,275         $ 60,629
    Additions charged to expense                  4,586            4,995
    Disposal of assets                          (12,573)            (349)

Balance at end of year                         $ 57,288         $ 65,275

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1999 and 1998, is $99,363,000 and $111,389,000 respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1999 and 1998, is $66,923,000 and $75,321,000, respectively.

Note G - Investment in Joint Venture

The Partnership has a 44.5% investment in Princeton Meadows Golf Course Joint Venture ("Joint Venture"). On February 26, 1999, the Joint Venture sold its only investment property, Princeton Meadows Golf Course, to an unaffiliated third party. The sale resulted in net proceeds of approximately $3,411,000 after payment of closing costs, and repayment of mortgage principal and accrued interest. The Joint Venture recorded a gain on sale of approximately $3,090,000 after the write-off of undepreciated fixed assets. In connection with the sale, a commission of approximately $153,000 was paid to the Joint Venture's managing general partner in accordance with the Joint Venture Agreement. The Partnership's 1999 pro-rata share of this gain is approximately $1,375,000 and its equity in loss on operations of the Joint Venture amounted to approximately $80,000. The Joint Venture also recognized an extraordinary loss on early extinguishment of debt of approximately $7,000 as a result of unamortized loan costs being written off.

Condensed balance sheet information of the Joint Venture at December 31, 1999, is as follows (in thousands):

Assets

Cash                                        $   17
  Total                                     $   17

Liabilities and Partners' Capital
Other liabilities                           $    7
Partners' capital                               10
  Total                                     $   17

The condensed statement of operations of the Joint Venture for the years ended December 31, 1999 and 1998, are summarized as follows (in thousands):

                                                    Years Ended
                                                   December 31,
                                                 1999        1998

Revenues                                       $   104      $ 1,667
Costs and expenses                                (283)      (1,681)
Loss before gain on sale of
  investment property and extraordinary
  loss on extinguishment of debt                  (179)        (14)
Gain on sale of investment property              3,090          --
Extraordinary loss on extinguishment
  of debt                                           (7)         --
Net income (loss)                               $2,904       $ (14)

The Partnership recognized its 44.5% equity income of approximately $1,295,000 and equity loss of approximately $6,000 in the Joint Venture for the years ended December 31, 1999 and 1998, respectively. The Partnership also recognized an extraordinary loss on extinguishment of debt of $3,000 for the year ended December 31, 1999.

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

In November 1995, representatives of the Joint Venture and the New Jersey DEP met and developed a plan of action to clean-up the contamination site at Princeton Meadows Golf Course. The Joint Venture engaged an engineering firm to conduct consulting and compliance work and a second firm to perform the field work necessary for the clean-up. Field work commenced with skimmers installed at three test wells on the site. These skimmers were in place to detect any residual fuel that may still be in the ground. Upon the sale of the Golf Course, as noted above, the Joint Venture was released from any further responsibility or liability with respect to the clean-up.

Note H - Casualties

During the year ended December 31, 1999, a net casualty loss of approximately $160,000 was recorded at Southpointe Apartments. The casualty loss resulted from the write-off of assets that were replaced in 1999 as a result of damage caused by a fire at the property in October 1998.

A net casualty gain of $352,000 was recorded in 1998 due to fires at Pickwick Place and Hunters Glen V and VI and water damage at Southpointe. In June, 1998, a fire at Pickwick Place extensively damaged 12 apartment units. The undepreciated value of the units of approximately $80,000 was written off and netted with the insurance proceeds received of approximately $449,000, for a net casualty gain of $369,000. In May, 1998, there were two smaller fires at Hunters Glen V and VI which resulted in damages of approximately $3,000 and $4,000, respectively. Finally, in February, 1998, there was some water damage at Southpointe which resulted in a net loss of $10,000 after the receipt of insurance proceeds.

Note I - Loss on Disposal of Properties

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

Note J - Sale of Properties

On January 4, 1999, the Partnership sold its only commercial property, Cooper Point Plaza, to an unaffiliated third party for net sales proceeds of approximately $5,995,000 after payment of closing costs. The Partnership realized a gain of approximately $2,363,000 on the sale. In addition, the Partnership recorded an extraordinary loss on early extinguishment of debt of approximately $556,000 as a result of unamortized debt discount being written off and the payment of a prepayment penalty of approximately $78,000 relating to the prepayment of the mortgage encumbering the property. In conjunction with the sale, a distribution of approximately $186,000 was paid to the Managing General Partner (see Note E). In February 1999, the Partnership made a distribution of approximately $2,032,000 representing proceeds from the sale of Cooper Point Plaza. Revenues from Cooper Pointe Plaza included in the accompanying consolidated statements of operations were $0 and $738,000 for the years ended December 31, 1999 and 1998, respectively.

On August 6, 1999, the Partnership sold Southpointe Apartments to an unaffiliated third party. Upon closing, the purchaser agreed to assume the mortgage note payable and other liabilities encumbering the property of approximately $11,017,000 and to pay the related accrued interest of approximately $487,000 and outstanding property taxes and other liabilities of approximately $199,000. Consequently, the Registrant received no proceeds relating to this transaction. The Partnership realized a gain of approximately $8,528,000 on the sale. Revenues from Southpointe Apartments included in the accompanying consolidated statements of operations were $1,227,000 and $2,057,000 for the years ended December 31, 1999 and 1998, respectively.

Note K - Segment Reporting

Description of the types of products and services from which the reportable segment derives its revenues:

As defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Partnership has one reportable segment: residential properties. This segment consists of eight apartment complexes located in five states in the United States Iowa (2), Pennsylvania (1), New Jersey (3), Indiana
(1), and Illinois (1). The Partnership rents apartment units to tenants for terms that are typically less than twelve months.

Measurement of segment profit or loss:

The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies.

Factors management used to identify the Partnership's reportable segment:

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties are managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the years 1999 and 1998 is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

1999                                    Residential      Other       Totals
Rental income (loss)                      $19,778         $ --      $19,778
Other income                                1,243           232       1,475
Interest expense                            5,490             6       5,496
Depreciation                                4,586            --       4,586
General and administrative expense             --           592         592
Casualty loss                                (160)           --        (160)
Gain on sale of investment
  properties                                 8,528        2,363      10,891
Equity in income of Joint Venture               --        1,295       1,295
Extraordinary loss on the
 extinguishment of debt                        --          (556)       (556)
Equity in extraordinary loss on
 debt extinguishment of Joint
 Venture                                       --            (3)         (3)
Segment profit                              9,804         2,712      12,516
Total assets                               40,479         3,227      43,706
Capital expenditures for investment
 properties                                 7,975            --       7,975

1998                                    Residential      Other       Totals

Rental income                             $19,902        $ 737      $20,639
Other income                                1,170           250       1,420
Interest expense                            5,964           450       6,414
Depreciation                                4,641           354       4,995
General and administrative expense             --           760         760
Casualty gain                                 352            --         352
Loss on disposal of property                  (58)           --         (58)
Equity in income of Joint Venture              --            (6)         (6)
Segment loss                                  277          (961)       (684)
Total assets                               39,066        10,477      49,543
Capital expenditures
 for investment properties                 2,281             --       2,281

Note L - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

Yanesh Brothers Construction has commenced an action entitled Yanesh Brothers Construction Company, Inc. v. Insignia Residential Group, L.P., AIMCO Management Company, et al. in the Court of Common Pleas in Lake County, Ohio in which the Partnership is also named as a defendant. The plaintiff was hired by AIMCO on behalf of the Partnership to perform repairs at Southpointe Apartments from a fire that occurred in October 1998 and is seeking $330,000 in damages from the amount of the work it performed at this property. Although the property damage insurance company may be liable for the amount owed to the plaintiff, it has refused to pay, and the plaintiff is seeking recovery, in the alternative, from the owner and manager of the property. The property damage insurance broker and the property damage insurer were recently added as third party defendants to the claim. The Partnership has also brought suit against the property damage insurance broker and the property damage insurer for payment of this claim, plus damages and other losses. The Partnership has recorded a reserve for $330,000, which is the amount of the claim. The Managing General Partner does not anticipate that the Partnership will incur material costs in excess of the reserve.

The Partnership is unaware of any other pending or outstanding litigation that is expected to have a material effect on the Partnership.

Note M - Change in Accounting Principle

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping on a prospective basis. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Managing General Partner. The effect of the change in 1999 was to increase net income by $203,000 ($4.49 per limited partnership unit). The cumulative effect, had this change been applied to prior periods, is not material. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the Managing General Partner and affiliates.

Item 8. Changes in and Disagreements with Accountant on Accounting and Financial Disclosures

         None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Angeles Realty Corporation II ("ARC II" or the "Managing General Partner"), was a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP merged into Insignia Properties Trust ("IPT"), which was an affiliate of Insignia Financial Group, Inc. ("Insignia"). Effective, October 1, 1998 and February 26, 1999, Insignia and IPT were respectively merged into Apartment Investment and Management Company ("AIMCO"). Thus the Managing General Partner is now a wholly-owned subsidiary of AIMCO.

The names of the directors and executive officers of ARC II, their ages and the nature of all positions with ARC II presently held by them are as follows:

Name                        Age    Position

Patrick J. Foye              42    Executive Vice President and Director
Martha L.Long                40    Senior Vice President and Controller

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

Martha L. Long has been Senior Vice President and Controller of the Managing General Partner and AIMCO since October 1998, as a result of the acquisition of Insignia Financial Group, Inc. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Registrant under Rule 16a-3(e) during the Registrant's most recent fiscal year and Form 5 and amendments thereto furnished to the Registrant with respect to its most recent fiscal year, the Registrant is not aware of any director, officer, beneficial owner of more than ten percent of the units of limited partnership interest in the Registrant that failed to file on a timely basis, as disclosed in the above Forms, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years except as follows:
AIMCO and its joint filers failed to timely file a Form 4 with respect to its acquisition of Units.

Item 10. Executive Compensation

None of the directors and officers of the Managing General Partner received any remuneration from the Registrant.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partner Units of the Registrant as of December 31, 1999.

Entity                                  Number of Units      Percentages

Cooper River Properties LLC

(an affiliate of AIMCO)                       4,607            10.302%
Broad River Properties
(an affiliate of AIMCO)                       8,002            17.894%
Insignia Properties, LP
(an affiliate of AIMCO)                       1,824             4.079%
AIMCO Properties, LP
(an affiliate of AIMCO)                      11,252            25.162%

Cooper River Properties, LLC, Broad River Properties and Insignia Properties LP are indirectly ultimately owned by AIMCO. The business address for all except AIMCO Properties LP is 55 Beattie Place, Greenville, SC 29602. AIMCO Properties, LP is indirectly ultimately controlled by AIMCO. Its business address is 2000 South Colorado Blvd., Denver, Colorado 80222.

The Partnership knows of no contractual arrangements, the operation of the terms of which may at a subsequent date result in a change in control of the Partnership, except for: Article 12.1 of the Agreement, which provides that upon a vote of the Limited Partners holding more than 50% of the then outstanding Limited Partnership Units the General Partners may be expelled from the Partnership upon 90 days written notice. In the event that successor general partners have been elected by Limited Partners holding more than 50% of the then outstanding Limited Partnership Units and if said Limited Partners elect to continue the business of the Partnership, the Partnership is required to pay in cash to the expelled Managing General Partner an amount equal to the accrued and unpaid management fee described in Article 10 of the Agreement and to purchase the General Partners' interest in the Partnership on the effective date of the expulsion, which shall be an amount equal to the difference between (i) the balance of the General Partner's capital account and (ii) the fair market value of the share of Distributable Net Proceeds to which the General Partners would be entitled. Such determination of the fair market value of the share of Distributable Net Proceeds is defined in Article 12.2(ii) of the Agreement.

Item 12. Certain Relationships and Related Transactions

No transactions have occurred between the Partnership and any officer or director of ARC II.

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following expenses owed to the Managing General Partner and affiliates for the years ended December 31, 1999 and 1998 were paid or accrued:

                                                               1999      1998
                                                               (in thousands)

Property management fees                                      $1,036    $1,034

Partnership management fee (1)                                    --       135

Reimbursement for services of affiliates                         931       504

(1) The Partnership Agreement provides for a fee equal to 7.5% of "net cash flow from operations", as defined in the Partnership Agreement to be paid to the Managing General Partner for executive and administrative management services. No fee was due for 1999.

During the years ended December 31, 1999 and 1998, affiliates of the Managing General Partner, were entitled to receive 5% of gross receipts from all of the Registrant's residential properties as compensation for providing property management services. The Registrant paid to such affiliates $1,036,000 and $1,016,000 for the years ended December 31, 1999 and 1998, respectively. Also, during the nine months ended September 30, 1998, affiliates of the Managing General Partner were entitled to varying percentages of gross receipts from the Registrant's commercial property as compensation for providing management services. The Registrant paid to such affiliates $18,000 for the nine months ended September 30, 1998. Effective October 1, 1999 (the effective date of the Insignia Merger), these services for the commercial property were performed by an unrelated party.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $931,000 and $504,000 for the years ended December 31, 1999 and 1998, respectively. Included in these amounts is approximately $570,000 and $56,000 of construction oversight reimbursements for the years ended December 31, 1999 and 1998, respectively.

Pursuant to the Partnership Agreement, the Managing General Partner is entitled to receive a distribution equal to 3% of the aggregate disposition price of sold properties. The Partnership paid a distribution of $186,000 to the Managing General Partner related to the sale of Cooper Point Plaza in 1999. This distribution is subordinate to the limited partners receiving their original capital contributions plus a cumulative preferred return of 6% per annum of their adjusted capital investment, as defined in the Partnership Agreement. If the limited partners have not received these returns when the Partnership terminates, the Managing General Partner will return this amount to the Partnership.

Angeles Mortgage Investment Trust ("AMIT"), a real estate investment trust, provided financing (the "AMIT Loans") to the Princeton Meadows Golf Course Joint Venture. Pursuant to a series of transactions, affiliates of the Managing General Partner acquired ownership interests in AMIT. On September 17, 1998, AMIT was merged with and into Insignia Properties Trust ("IPT"), the entity which controlled the Managing General Partner. Effective February 26, 1999, IPT was merged into AIMCO. As a result, AIMCO is the current holder of the AMIT Loan. On February 26, 1999, Princeton Meadows Golf Course was sold to an unaffiliated third party. Upon closing, the AMIT principal balance of $1,567,000 plus accrued interest of approximately $17,000 was paid off.

In addition, the Partnership made advances to the Joint Venture as deemed appropriate by the Managing General Partner. These advances did not bear interest nor have stated terms of repayment. In June 1999, the advance receivable from the Joint Venture of approximately $149,000 was paid off from the proceeds of the sale of the golf course.

Several tender offers were made by various parties, including affiliates of the Managing General Partner, during the years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 25,685 limited partnership units in the Partnership representing 57.437% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

                                     PART IV

Item 13. Exhibits and Reports on Form 8-K

(a)   Exhibits:

               Exhibit 18, Independent Accountants' Preferability Letter for Change in Accounting Principle, is filed as an exhibit to this report.

               Exhibit 27,  Financial Data  Schedule,  is filed as an exhibit to this report.

         (b)   Reports on Form 8-K filed during the fourth quarter of 1999:

               None.

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

                              Date: March 30, 2000

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.

/s/Patrick J. Foye        Executive Vice President    Date: March 30, 2000
Patrick J. Foye           and Director


/s/Martha L. Long         Senior Vice President       Date: March 30, 2000
Martha L. Long            and Controller

                              ANGELES PARTNERS XII

                                  EXHIBIT INDEX

Exhibit Number    Description of Exhibit

      3.1 Amended Certificate and Agreement of Limited Partnership dated May 26, 1983 filed in Form S-11 dated June 2, 1983 and is incorporated herein by reference.

      10.1        Purchase and Sale  Agreement  with Exhibits - Twin Lake Towers
                  Apartments   filed  in  Form  8-K  dated   March   30,   1984,
                  incorporated herein by reference.

      10.2 Purchase and Sale Agreement with Exhibits - Pickwick Place Apartments filed in Form 8-K dated May 11, 1984, incorporated herein by reference.

      10.3 Purchase and Sale Agreement with Exhibits - Chambers Ridge Apartments filed in Form 8-K dated July 26, 1984, incorporated herein by reference.

      10.4 Purchase and Sale Agreement with Exhibits - Park Village Plaza filed in Form 8-K dated December 21, 1984, incorporated herein by reference.

      10.5        Purchase and Sale  Agreement  with Exhibits - Gateway  Gardens
                  Apartments   filed  in  Form  8-K  dated  December  21,  1984,
                  incorporated herein by reference.

      10.6 Purchase and Sale Agreement with Exhibits - Hunters Glen Apartments I, II, III filed in Form 8-K dated February 1, 1985, incorporated herein by reference.

      10.7 Purchase and Sale Agreement with Exhibits - Meadows Apartments filed in Form 8-K dated June 12, 1985, incorporated herein by reference

      10.8        Purchase  and  Sale   Agreement   with  Exhibits  -  Briarwood
                  Apartments filed in Form 8-K dated June 25, 1985, incorporated herein by reference.

      10.9 Purchase and Sale Agreement with Exhibits - dated July 26, 1992 between Princeton Golf Course Joint Venture and Lincoln Property Company No. 199 filed in Form 10-Q dated August 13, 1992, incorporated herein by reference.

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

      10.12       Contracts related to refinancing of debt.

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

      10.13       Contracts related to refinancing of debt.

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

      10.14       Contracts related to refinancing of debt.

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

      10.16       Contracts related to refinancing of debt.

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

      10.17 Reinstatement and Modification Agreement dated December 31, 1998, between Angeles Partners XII, a California limited partnership, and Chase Manhattan Bank, successor by merger to Chemical Bank.

      10.18 Purchase and Sale Agreement dated January 4, 1999, between Cooper Point Plaza, LLC and Angeles Partners XII for sale of Cooper Pointe Plaza filed with Form 10-KSB for the year ended December 31, 1999.

      10.19 Purchase and Sale Agreement between Registrant and K&D Enterprises, Inc., an Ohio corporation, dated August 5, 1999 filed with Form 8-K dated August 20, 1999 and filed August 20, 1999.

16.1 Letter from the Registrant's former independent accountant regarding its concurrence with the statements made by the Registrant, is incorporated by reference to the Exhibit filed with Form 8-K dated September 1, 1993.

     18 Independent Accountants' Preferability Letter for Change in Accounting Principle.


      27          Financial Data Schedule is filed as an Exhibit to this report.

                                                                      Exhibit 18

February 7, 2000


Mr. Patrick J. Foye
Executive Vice President
Angeles Realty Corporation II
Managing General Partner of Angeles Partners XII
55 Beattie Place

P.O. Box 1089
Greenville, South Carolina 29602

Dear Mr. Foye:

Note M of Notes to the Consolidated Financial Statements of Angeles Partners XII included in its Form 10-KSB for the year ended December 31, 1999 describes a change in the method of accounting to capitalize exterior painting and major landscaping, which would have been expensed under the old policy. You have advised us that you believe that the change is to a preferable method in your circumstances because it provides a better matching of expenses with the related benefit of the expenditures and is consistent with policies currently being used by your industry and conforms to the policies of the Managing General Partner.

There are no authoritative criteria for determining a preferable method based on the particular circumstances; however, we conclude that the change in the method of accounting for exterior painting and major landscaping is to an acceptable alternative method which, based on your business judgment to make this change for the reasons cited above, is preferable in your circumstances.

                                                               Very truly yours,
                                                            /s/Ernst & Young LLP