Form 10QSB
period 2000-03-31
ANGELES PARTNERS XII
filed 2000-05-15
CIK 720392

FORM 10-QSB-QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        Quarterly or Transitional Report

                      U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the quarterly period ended March 31, 2000


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

ITEM 1.     FINANCIAL STATEMENTS

a)

                              ANGELES PARTNERS XII

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                          (in thousands, except unit data)

                                 March 31, 2000

Assets

   Cash and cash equivalents                                         $  6,154
   Receivables and deposits (net of allowance for
      doubtful accounts of $686)                                        1,053
   Restricted escrows                                                     602
   Other assets                                                         1,064
   Investment in joint venture                                              4
   Investment properties:
      Land                                                $  7,989
      Buildings and related personal property               85,048
                                                            93,037

      Less accumulated depreciation                        (58,631)    34,406
                                                                     $ 43,283

Liabilities and Partners' Capital (Deficit)
Liabilities
   Accounts payable                                                  $    972
   Tenant security deposit liabilities                                    888
   Accrued property taxes                                               1,098
   Other liabilities                                                      613
   Mortgage notes payable                                              55,963

Partners' Capital (Deficit)
   General partners                                         $ 116
   Limited partners (44,718 units issued and
      outstanding)                                                   (16,251)
                                                          (16,367)

                                                                    $ 43,283

            See Accompanying Notes to Consolidated Financial Statements

b)

                              ANGELES PARTNERS XII

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)

                                                   Three Months Ended
                                                        March 31,
                                                     2000        1999
Revenues:
   Rental income                                 $ 4,727      $ 5,089
   Other income                                      313          354
   Casualty gain                                     380           --
   Gain on sale of investment property                --        2,362
      Total revenues                               5,420        7,805
Expenses:
   Operating                                       1,678        1,978
   General and administrative                        142          164
   Depreciation                                    1,343        1,182
   Interest                                        1,199        1,516
   Property taxes                                    591          591
      Total expenses                               4,953        5,431
Income before equity in income of
  joint venture and extraordinary items              467        2,374
Equity in income of joint venture                     --        1,239
Income before extraordinary items                    467        3,613
Equity in extraordinary loss on the
  extinguishment of debt of joint
  venture (Note C)                                    --           (3)
Extraordinary loss on early extinguishment
   of debt (Note E)                                   --         (556)
Net income                                       $   467      $ 3,054
Net income allocated to general partners         $     5      $    31
Net income allocated to limited partners             462        3,023
                                                 $   467      $ 3,054
Net income (loss) per limited partnership unit:

    Income before extraordinary items            $ 10.33      $ 79.99
    Extraordinary items                               --       (12.38)
                                                 $ 10.33      $ 67.61
Distributions per limited partnership unit       $    --      $ 55.79

            See Accompanying Notes to Consolidated Financial Statements

c)

                              ANGELES PARTNERS XII

          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)

                          (in thousands, except unit data)



                                     Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners       Total

Original capital contributions         44,773       $     1      $ 44,773     $  44,774

Partners' capital (deficit) at
   December 31, 1999                   44,718       $   111      $(16,829)    $ (16,718)

Net income for the three months
   ended March 31, 2000                    --             5           462           467

Partners' capital (deficit)
   at March 31, 2000                   44,718       $   116      $(16,367)    $ (16,251)

            See Accompanying Notes to Consolidated Financial Statements



d)
                              ANGELES PARTNERS XII

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                   (in thousands)

                                                                 Three Months Ended
                                                                       March 31,

                                                                  2000        1999
Cash flows from operating activities:

  Net income                                                    $    467    $  3,054
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                    1,343       1,182
   Amortization of discounts, loan costs, and
      leasing commissions                                             69          90
   Equity in extraordinary loss on extinguishment of
      debt of joint venture                                           --           3
   Gain on disposal of investment properties                          --      (2,362)
   Extraordinary loss on extinguishment of debt                       --         556
   Equity in income of joint venture                                  --      (1,239)
   Casualty gain                                                    (380)         --
   Change in accounts:
      Receivables and deposits                                       811          17
      Other assets                                                  (149)       (124)
      Accounts payable                                               250         (29)
      Tenant security deposit liabilities                             (7)        (19)
      Accrued property taxes                                         309         (42)
      Other liabilities                                                6         (74)
       Net cash provided by operating activities                   2,719       1,013

Cash flows from investing activities:

  Property improvements and replacements                          (3,140)       (422)
  Net receipts from restricted escrows                                24          22
  Proceeds from sale of investment properties                         --       5,995
       Net cash (used in) provided by investing activities        (3,116)      5,595

Cash flows from financing activities:

  Payments on mortgage notes payable                                (220)       (197)
  Repayment of loans                                                  --      (3,905)
  Distributions to partners                                         (120)     (3,177)
  Debt extinguishment costs                                           --         (78)
       Net cash used in financing activities                        (340)     (7,357)

Net decrease in cash and cash equivalents                           (737)       (749)

Cash and cash equivalents at beginning of period                   6,891       7,611

Cash and cash equivalents at end of period                      $ 6,154      $ 6,862

Supplemental disclosure of cash flow information:

  Cash paid for interest                                        $ 1,130      $ 1,363

At December 31, 1999 accounts payable and property improvements and replacements were adjusted by $1,124,000 for non-cash activity.

            See Accompanying Notes to Consolidated Financial Statements


e)

                              ANGELES PARTNERS XII

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Partners XII (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

Principles of Consolidation

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

Note C - Investment in Joint Venture

The Partnership has a 44.5% investment in Princeton Golf Course Joint Venture ("Joint Venture"). On February 26, 1999, the Joint Venture sold its only investment property, Princeton Meadows Golf Course, to an unaffiliated third party. The sale resulted in net proceeds of approximately $3,411,000 after payment of closing costs and repayment of mortgage principal and accrued interest. As of March 31, 1999, the Joint Venture recorded a gain on sale of approximately $2,885,000 after the write-off of undepreciated fixed assets. Subsequent to March 31, 1999, in connection with the sale, a commission of approximately $153,000 was paid to the Joint Venture's managing general partner in accordance with the Joint Venture Agreement. The Partnership's 1999 pro-rata share of this gain at March 31, 1999 is approximately $1,284,000 and its equity in loss on operations of the Joint Venture at March 31, 1999 amounted to approximately $45,000. The Joint Venture also recognized an extraordinary loss on early extinguishment of debt of approximately $7,000 as a result of unamortized loan costs being written off. The Partnership's pro-rata share of this extraordinary loss is approximately $3,000.

Condensed balance sheet information of the Joint Venture at March 31, 2000, is as follows (in thousands):

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

The condensed statements of operations of the Joint Venture for the three months ended March 31, 2000 and 1999 are summarized as follows (in thousands):

                                               Three Months Ended
                                                    March 31,
                                                 2000       1999

Revenues                                       $   --    $     30
Costs and expenses                                 --        (131)
Loss before gain on sale of
  investment property and extraordinary
  loss on extinguishment of debt                   --        (101)
Gain on sale of investment property                --       2,885
Extraordinary loss on extinguishment
  of debt                                          --          (7)
Net income                                    $    --     $ 2,777

The Partnership recognized its 44.5% equity income of approximately $1,239,000 in the Joint Venture for the three months ended March 31, 1999. The Partnership also recognized equity in the extraordinary loss on extinguishment of debt of approximately $3,000 for the three months ended March 31, 1999. Due to the sale of Princeton Meadows Golf Course in February 1999, the Joint Venture had no operations during the three months ended March 31, 2000. In addition, the Partnership anticipates that after filing the final tax return of the Joint Venture during the second quarter of 2000, all remaining assets and liabilities of the Joint Venture will be liquidated.

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

The following payments owed to the Managing General Partner and its affiliates during the three months ended March 31, 2000 and 1999 were paid or accrued:

                                                              2000       1999
                                                              (in thousands)

   Property management fees (included in
     operating expense)                                       $251       $259
   Reimbursement for services of affiliates (included
     in investment properties; operating and general and
     administrative expenses)                                  142        114

During the three months ended March 31, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's residential properties (except Southpointe which was 3%) as compensation for providing property management services. The Registrant paid to such affiliates approximately $251,000 and $259,000 for the three months ended March 31, 2000 and 1999, respectively.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $142,000 and $114,000 for the three months ended March 31, 2000 and 1999, respectively. Included in these amounts is approximately $56,000 of construction oversight reimbursements for the three months ended March 31, 2000. There were no such costs incurred during the three months ended March 31, 1999.

Pursuant to the Partnership Agreement, the Managing General Partner is entitled to receive a distribution equal to 3% of the aggregate disposition price of sold properties. During the second quarter of 1999, the Partnership paid a distribution of $186,000 to the Managing General Partner related to the sale of Cooper Point Plaza in January 1999. This distribution is subordinate to the limited partners receiving their original capital contributions plus a cumulative preferred return of 6% per annum of their adjusted capital investment, as defined in the Partnership Agreement. If the limited partners have not received these returns when the Partnership terminates, the Managing General Partner will return this amount to the Partnership.

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

The Partnership was permitted to make advances to the Joint Venture as deemed appropriate by the Managing General Partner. These advances did not bear interest nor have stated terms of repayment. At March 31, 1999, the amount of advances receivable from the Joint Venture was approximately $149,000. This amount was repaid by the Joint Venture in June 1999.

AIMCO and its affiliates currently own 26,651 limited partnership units in the Partnership representing 59.598% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 59.598% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Note E - Sale of Investment Property

On January 4, 1999, the Partnership sold its only commercial property, Cooper Point Plaza, to an unaffiliated third party for net sales proceeds of approximately $5,995,000 after payment of closing costs. The Partnership realized a gain of approximately $2,362,000 on the sale. In addition, the Partnership recorded an extraordinary loss on early extinguishment of debt of approximately $556,000 as a result of unamortized loan costs being written off and the payment of a prepayment penalty of approximately $78,000 relating to the prepayment of the mortgage encumbering the property. In conjunction with the sale, a distribution of approximately $186,000 was paid to the Managing General Partner in accordance with the Partnership Agreement (see "Note D"). In February 1999, the Partnership made a distribution of approximately $2,032,000 representing proceeds from the sale of Cooper Point Plaza.

Note F - Casualty Gain

During the three months ended March 31, 2000, a net casualty gain of approximately $380,000 was recorded at Pickwick Place Apartments. The casualty gain related to a fire that destroyed the indoor tennis courts and nearby maintenance shed in August 1999. The gain was the result of insurance proceeds of approximately $380,000. The destroyed property was fully depreciated.

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

Measurement of segment profit or loss:

The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

Factors management used to identify the Partnership's reportable segment:

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties are managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the three month periods ended March 31, 2000 and 1999 is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

                   2000                    Residential     Other     Totals
  Rental income                              $ 4,727       $ --      $ 4,727
  Other income                                   278           35        313
  Interest expense                             1,199           --      1,199
  Depreciation                                 1,343           --      1,343
  General and administrative expense              --          142        142
  Casualty gain                                  380           --        380
  Segment profit (loss)                          574         (107)       467
  Total assets                                41,039        2,244     43,283
  Capital expenditures for
    investment properties                      2,016           --      2,016

                  1999                    Residential     Other     Totals
  Rental income                              $ 5,078       $ 11      $ 5,089
  Other income                                   291           63        354
  Interest expense                             1,510            6      1,516
  Depreciation                                 1,182           --      1,182
  General and administrative expense              --          164        164
  Gain on sale of investment property             --        2,362      2,362
  Equity in income of joint venture               --        1,239      1,239
  Extraordinary loss on the
   extinguishment of debt                         --         (556)      (556)
  Equity in extraordinary loss on early
   extinguishment of debt of joint
    venture                                       --           (3)        (3)
  Segment profit                                 114        2,940      3,054
  Total assets                                38,405        7,243     45,648
  Capital expenditures for
    investment properties                        422           --        422

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

Yanesh Brothers Construction has commenced an action entitled Yanesh Brothers Construction Company, Inc. v. Insignia Residential Group, L.P., AIMCO Management Company, et al. in the Court of Common Pleas in Lake County, Ohio in which the Partnership is also named as a defendant. The plaintiff was hired by AIMCO on behalf of the Partnership to perform repairs at Southpointe Apartments from a fire that occurred in October 1998 and is seeking $330,000 in damages from the amount of the work it performed at this property. Although the property damage insurance company may be liable for the amount owed to the plaintiff, it has refused to pay, and the plaintiff is seeking recovery, in the alternative, from the owner and manager of the property. The property damage insurance broker and the property damage insurer were recently added as third party defendants to the claim. The Partnership has also brought suit against the property damage insurance broker and the property damage insurer for payment of this claim, plus damages and other losses. The Partnership has recorded a reserve for $330,000, which is the amount of the claim. The Managing General Partner does not anticipate that the Partnership will incur material costs in excess of the reserve in connection with this litigation.

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

The Partnership's investment properties consist of eight apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2000 and 1999:

                                                   Average Occupancy

      Property                                      2000       1999

      Hunters Glen - IV Apartments                  97%        97%
        Plainsboro, New Jersey
      Hunters Glen - V Apartments                   97%        98%
        Plainsboro, New Jersey
      Hunters Glen - VI Apartments                  98%        98%
        Plainsboro, New Jersey
      Gateway Gardens Apartments (1)                94%        97%
        Cedar Rapids, Iowa
      Chambers Ridge Apartments                     95%        95%
        Harrisburg, Pennsylvania
      Briarwood Apartments                          99%        99%
        Cedar Rapids, Iowa
      Twin Lake Towers Apartments                   98%        99%
        Westmont, Illinois
      Pickwick Place Apartments (2)                 90%        87%
        Indianapolis, Indiana

(1) The occupancy at Gateway Gardens has decreased due to increased rental rates at the property.

(2) The occupancy at Pickwick Place Apartments has increased due to increased marketing efforts at the property.

Results from Operations

The Partnership's net income for the three months ended March 31, 2000 was approximately $467,000 compared to net income of approximately $3,054,000 for the corresponding period in 1999. The decrease in net income is primarily due to the decrease in total revenues resulting from the gain on sale of Cooper Point Plaza and the equity in income from the sale of the Princeton Meadows Golf Course in the first quarter of 1999.

On January 4, 1999, the Partnership sold its only commercial property, Cooper Point Plaza, to an unaffiliated third party for net sales proceeds of approximately $5,995,000 after payment of closing costs. The Partnership realized a gain of approximately $2,362,000 on the sale. In addition, the Partnership recorded an extraordinary loss on early extinguishment of debt of approximately $556,000 as a result of unamortized loan costs being written off and the payment of a prepayment penalty of approximately $78,000 relating to the prepayment of the mortgage encumbering the property.

The Partnership has a 44.5% investment in Princeton Meadows Golf Course Joint Venture. On February 26, 1999, the Joint Venture sold the Princeton Meadows Golf Course to an unaffiliated third party for gross sale proceeds of $5,100,000. The Joint Venture received net proceeds of $3,411,000 after payment of closing costs, and repayment of mortgage principal and accrued interest. As of March 31, 1999, the Joint Venture recorded a gain on sale of approximately $2,885,000 after the write-off of undepreciated fixed assets. For the three months ended March 31, 1999 the Partnership realized equity in income of the Joint Venture of approximately $1,239,000, which included its equity in the gain on disposal of Princeton Meadows Golf Course of $1,284,000 and the equity in loss on operations of $45,000. For the three months ended March 31, 2000, Princeton Meadows Golf Course did not have any operations, therefore, the Partnership did not recognize any equity from the Joint Venture.

Excluding the impact of the sale of Cooper Point Plaza, Southpointe Apartments (which was sold August 6, 1999) and the Princeton Meadows Golf Course, net income increased approximately $221,000 for the three month period ended March 31, 2000, compared to the corresponding period in 1999. This increase was due to an increase in total revenues partially offset by an increase in total expenses. The increase in total revenues was primarily attributable to the recognition of a net casualty gain at Pickwick Apartments and, to a lesser extent, an increase in rental income. The casualty gain at Pickwick Place related to a fire which destroyed the indoor tennis courts and nearby maintenance shed. The gain represents the insurance proceeds received. Rental income increased as a result of increases in average rental rates at all of the Partnership's properties as well as an increase in the average occupancy at Pickwick Place Apartments, which more than offset the decreases in occupancy at Hunters Glen V, Gateway Gardens and Twin Lake Towers.

The increase in total expenses was primarily the result of an increase in depreciation expense partially offset by a decrease in interest expense.
Depreciation expense increased due to increased property improvements and replacements at the properties during the year ended December 31, 1999 and the first quarter of 2000. Interest expense decreased as a result of scheduled principal payments made on the properties' first mortgages.

Included in general and administrative expenses for both of the three month periods ended March 31, 2000 and 1999 are reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At March 31, 2000, the Partnership had cash and cash equivalents of approximately $6,154,000 as compared to approximately $6,862,000 at March 31, 1999. Cash and cash equivalents decreased approximately $737,000 for the three months ended March 31, 2000 from the Registrant's year ended December 31, 1999. The decrease is primarily due to approximately $3,116,000 of cash used in investing activities and approximately $340,000 of cash used in financing activities, which was partially offset by approximately $2,719,000 of cash provided by operating activities. Cash used in investing activities consisted primarily of property improvements and replacements, which was slightly offset by insurance proceeds received related to a casualty at Pickwick Place Apartments and net receipts from restricted escrows maintained by the mortgage lender. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Registrant's properties and distributions to partners. The Registrant invests its working capital reserves in a money market account.

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

Hunters Glen Apartments IV

The Partnership has budgeted for the year 2000 approximately $86,000 in capital improvements at Hunters Glen Apartments IV consisting primarily of carpet and vinyl replacements, new appliances and cabinets. As of March 31, 2000 the Partnership has spent approximately $49,000 consisting primarily of appliance replacement, parking lot upgrades and major landscaping. These improvements were funded primarily from operating cash flow.

Hunters Glen Apartments V

The Partnership has budgeted for the year 2000 approximately $99,000 in capital improvements at Hunters Glen Apartments V consisting primarily of carpet and vinyl replacements, new appliances and cabinets. As of March 31, 2000 the Partnership has spent approximately $30,000 consisting primarily of major landscaping, parking lot upgrades and cabinet replacements. These improvements were funded primarily from operating cash flow and replacement reserves.

Hunters Glen Apartments VI

The Partnership has budgeted for the year 2000 approximately $107,000 in capital improvements at Hunters Glen Apartments VI consisting primarily of carpet replacements, new appliances and cabinets. As of March 31, 2000 the Partnership has spent approximately $56,000 consisting primarily of major landscaping, interior decoration, parking lot upgrades, air conditioning improvements and cabinet replacements. These improvements were funded primarily from operating cash flow.

Gateway Gardens Apartments

The Partnership has budgeted for the year 2000 approximately $98,000 in capital improvements at Gateway Gardens Apartments consisting primarily of carpet replacements, new appliances and heating and air conditioning upgrades. As of March 31, 2000 the Partnership has spent approximately $59,000 consisting primarily of carpet replacement, recreational facility upgrades and interior decoration. These improvements were funded primarily from operating cash flow.

Chambers Ridge Apartments

The Partnership is currently modifying the 2000 capital improvement budget for Chambers Ridge Apartments. The budget is anticipated to include amounts to cover the following capital improvement needs at the property: clubhouse renovations, parking lot and plumbing upgrades, carpet and tile replacements, appliances and interior building improvements. As of March 31, 2000 the Partnership has spent approximately $207,000 consisting primarily of heating upgrades, structural improvements, carpet and vinyl replacement, new appliances, parking lot and plumbing upgrades and interior decoration. These improvements were funded primarily from operating cash flow.

Briarwood Apartments

The Partnership has budgeted for the year 2000 approximately $22,000 in capital improvements at Briarwood Apartments consisting primarily of carpet and vinyl replacements and air conditioning improvements. As of March 31, 2000 the Partnership has spent approximately $5,000 consisting primarily of carpet and vinyl replacement and HVAC condensing units. These improvements were funded primarily from operating cash flow.

Twin Lake Towers Apartments

The Partnership is currently modifying the 2000 capital improvement budget for Twin Lake Towers Apartments. The budget is anticipated to include amounts to cover the following capital improvement needs at the property: recreational facility upgrades, structural improvements, heating and air system upgrades, sprinkler system improvements, carpet and flooring replacements and appliances. As of March 31, 2000 the Partnership has spent approximately $979,000 consisting primarily of appliance replacement, heating and air conditioning upgrades, sprinkler system improvements, cabinet replacements and other building and structural improvements. These improvements were funded primarily from operating cash flow.

Pickwick Place Apartments

The Partnership has budgeted for the year 2000 approximately $152,000 in capital improvements at Pickwick Place Apartments consisting primarily of carpet and vinyl replacements, new appliances, parking lot upgrades and structural improvements. As of March 31, 2000 the Partnership has spent approximately $80,000 consisting primarily of carpet and vinyl replacement and new appliances. These improvements were funded primarily from operating cash flow. In addition approximately $551,000 was capitalized during the three months ended March 31, 2000 associated with reconstruction of the property's indoor tennis court and nearby maintenance shed which were destroyed by a fire in August 1999. These improvements were funded by operating cash flow and insurance proceeds.

The additional capital expenditures will be incurred only if cash is available from operations, capital reserve accounts or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The Registrant's mortgage indebtedness encumbering its properties amounts to approximately $55,963,000, net of unamortized discounts, with maturity dates ranging from
October 2003 to May 2005, during which time balloon payments totaling $52,778,000 are due. The Managing General Partner may attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

During the three months ended March 31, 2000, the Partnership paid a distribution of approximately $120,000 ($119,000 paid to limited partners or $2.66 per limited partnership unit) relating to a distribution payable from operations declared at December 31, 1999. During the three months ended March 31, 1999, a distribution of $2,527,000 was paid to partners, of which $495,000 ($10.82 per limited partnership unit) was paid from operations and $2,032,000 ($44.97 per limited partnership unit) was paid from surplus funds. In addition, the Partnership paid a distribution of approximately $650,000 to limited partners ($14.54 per limited partnership unit) relating to a distribution payable from surplus cash declared at December 31, 1998. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of the debt maturities, refinancings and/or property sales. The Partnership's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures, to permit further distributions to its partners during the remainder of 2000 or subsequent periods.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Part I - Financial Information, Item 1. Financial Statements, Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

Yanesh Brothers Construction has commenced an action entitled Yanesh Brothers Construction Company, Inc. v. Insignia Residential Group, L.P., AIMCO Management Company, et al. in the Court of Common Pleas in Lake County, Ohio in which the Partnership is also named as a defendant. The plaintiff was hired by AIMCO on behalf of the Partnership to perform repairs at Southpointe Apartments from a fire that occurred in October 1998 and is seeking $330,000 in damages from the amount of the work it performed at this property. Although the property damage insurance company may be liable for the amount owed to the plaintiff, it has refused to pay, and the plaintiff is seeking recovery, in the alternative, from the owner and manager of the property. The property damage insurance broker and the property damage insurer were recently added as third party defendants to the claim. The Partnership has also brought suit against the property damage insurance broker and the property damage insurer for payment of this claim, plus damages and other losses. The Partnership has recorded a reserve for $330,000, which is the amount of the claim. The Managing General Partner does not anticipate that the Partnership will incur material costs in excess of the reserve in connection with this litigation.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27 is filed as an exhibit to this report.

            b) Reports  on Form 8-K filed  during the  quarter  ended  March 31,
               2000:

                  None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ANGELES PARTNERS XII

                                 By:     Angeles Realty Corporation II
                                         Its Managing General Partner

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

                               Date:    May 15, 2000