Form 10QSB
period 2000-06-30
ANGELES PARTNERS XII
filed 2000-08-09
CIK 720392

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

                    For the quarterly period ended June 30, 2000


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

ITEM 1.     FINANCIAL STATEMENTS

a)

                              ANGELES PARTNERS XII

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                          (in thousands, except unit data)

                                  June 30, 2000

Assets

   Cash and cash equivalents                                                 $ 2,666
   Receivables and deposits (net of allowance for
      doubtful accounts of $683)                                               1,035
   Restricted escrows                                                            759
   Other assets                                                                  975
   Investment in joint venture                                                     4
   Investment properties:
      Land                                                     $ 7,989
      Buildings and related personal property                   86,137
                                                                94,126

      Less accumulated depreciation                            (59,963)       34,163
                                                                             $39,602

Liabilities and Partners' Capital (Deficit)
Liabilities
   Accounts payable                                                          $ 1,223
   Tenant security deposit liabilities                                           891
   Accrued property taxes                                                        830
   Other liabilities                                                             578
   Mortgage notes payable                                                     55,772

Partners' Capital (Deficit)
   General partners                                           $     82
   Limited partners (44,718 units issued and
      outstanding)                                             (19,774)      (19,692)
                                                                            $ 39,602

            See Accompanying Notes to Consolidated Financial Statements

b)
                              ANGELES PARTNERS XII

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)

                                             Three Months Ended       Six Months Ended
                                                  June 30,                June 30,
                                              2000       1999        2000         1999
Revenues:
   Rental income                           $ 4,820    $ 5,061     $  9,547    $ 10,150
   Other income                                491        348          804         702
   Casualty gain                                --        101          380         101
   (Loss) gain on sale of investment
       property                                 --       (184)          --       2,178
        Total revenues                       5,311      5,326       10,731      13,131

Expenses:
   Operating                                 1,708      1,997        3,386       3,975
   General and administrative                  147        124          289         288
   Depreciation                              1,332      1,142        2,675       2,324
   Interest                                  1,213      1,528        2,412       3,044
   Property taxes                              424        563        1,015       1,154
        Total expenses                       4,824      5,354        9,777      10,785

Income (loss) before equity in income
  of joint venture and extraordinary
  items                                        487        (28)         954       2,346
Equity in income of joint venture               --         82           --       1,321

Income before extraordinary items              487         54          954       3,667

Equity in extraordinary loss on the
  extinguishment of debt of joint
  venture (Note C)                              --         --           --          (3)
Extraordinary loss on extinguishment
  of debt (Note E)                              --         --           --        (556)
Net income                                 $   487    $    54     $    954    $  3,108

Net income allocated to general
   partners (1%)                           $     5    $     0     $     10    $     31
Net income allocated to limited
   partners (99%)                              482         54          944       3,077

                                           $   487    $    54     $    954    $  3,108

Net income per limited partnership unit:

   Income before extraordinary items       $ 10.78    $  1.20     $  21.11    $  81.18
   Extraordinary items                          --         --           --      (12.37)
                                           $ 10.78    $  1.20     $  21.11    $  68.81

 Distributions per limited partnership
  Unit                                     $ 86.97    $    --     $  86.97    $  55.79

            See Accompanying Notes to Consolidated Financial Statements

c)

                              ANGELES PARTNERS XII

          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)

                          (in thousands, except unit data)



                                      Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners       Total

Original capital contributions         44,773       $     1      $ 44,773     $  44,774

Partners' capital (deficit) at
   December 31, 1999                   44,718       $   111      $(16,829)    $ (16,718)

Distribution to partners                   --           (39)       (3,889)       (3,928)

Net income for the six months
   ended June 30, 2000                     --            10           944           954

Partners' capital (deficit)
   at June 30, 2000                    44,718       $    82      $(19,774)    $ (19,692)

            See Accompanying Notes to Consolidated Financial Statements

d)
                              ANGELES PARTNERS XII

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                   (in thousands)

                                                                  Six Months Ended
                                                                        June 30,

                                                                  2000        1999
Cash flows from operating activities:

  Net income                                                    $    954    $  3,108
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                    2,675       2,324
   Amortization of discounts, loan costs, and
      leasing commissions                                            139         174
   Equity in extraordinary loss on extinguishment of
      debt of joint venture                                           --           3
   Gain on disposal of investment properties                          --      (2,178)
   Extraordinary loss on extinguishment of debt                       --         556
   Equity in income of joint venture                                  --      (1,321)
   Casualty gain                                                    (380)       (101)
   Change in accounts:
      Receivables and deposits                                       829         224
      Other assets                                                  (115)       (137)
      Accounts payable                                               501        (194)
      Tenant security deposit liabilities                             (4)        (17)
      Accrued property taxes                                          41          45
      Other liabilities                                              (29)        220
       Net cash provided by operating activities                   4,611       2,706

Cash flows from investing activities:

  Property improvements and replacements                          (4,229)     (1,023)
  Net deposits to restricted escrows                                (133)       (183)
  Repayment of advances to joint venture                              --         149
  Net proceeds from casualty gain                                     --         101
  Proceeds from sale of investments properties                        --       5,811
  Distributions from joint venture                                    --       1,175
       Net cash (used in) provided by investing activities        (4,362)      6,030

Cash flows from financing activities:

  Payments on mortgage notes payable                                (426)       (395)
  Repayment of loans                                                  --      (3,905)
  Distributions to partners                                       (4,048)     (3,177)
  Debt extinguishment costs                                           --         (78)
       Net cash used in financing activities                      (4,474)     (7,555)

Net (decrease) increase in cash and cash equivalents              (4,225)      1,181

Cash and cash equivalents at beginning of period                   6,891       7,611

Cash and cash equivalents at end of period                      $ 2,666      $ 8,792

Supplemental disclosure of cash flow information:

  Cash paid for interest                                        $ 2,273      $ 2,515

At  December  31,  1999  and  June  30,  2000  accounts   payable  and  property
improvements and replacements were adjusted by $1,124,000 for non-cash activity.
Distributions of  approximately  $120,000 were declared at December 31, 1999 and paid in January 2000.

            See Accompanying Notes to Consolidated Financial Statements

e)

                              ANGELES PARTNERS XII

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Partners XII (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

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

Note C - Investment in Joint Venture

The Partnership has a 44.5% investment in Princeton Golf Course Joint Venture ("Joint Venture"). On February 26, 1999, the Joint Venture sold its only investment property, Princeton Meadows Golf Course, to an unaffiliated third party. The sale resulted in net proceeds of approximately $3,411,000 after payment of closing costs and repayment of mortgage principal and accrued interest. As of June 30, 1999, the Joint Venture recorded a gain on sale of approximately $3,108,000 after the write-off of undepreciated fixed assets. In connection with the sale, a commission of approximately $153,000 was paid to the Joint Venture's managing general partner in accordance with the Joint Venture Agreement. The Partnership's 1999 pro-rata share of this gain at June 30, 1999 was approximately $1,383,000 and its equity in loss on operations of the Joint Venture at June 30, 1999 amounted to approximately $62,000. The Joint Venture also recognized an extraordinary loss on early extinguishment of debt of approximately $7,000 as a result of unamortized loan costs being written off. The Partnership's pro-rata share of this extraordinary loss was approximately $3,000.

Condensed balance sheet information of the Joint Venture at June 30, 2000, is as follows (in thousands):

             Assets

             Cash                                              $ 16
               Total                                           $ 16

             Liabilities and Partners' Capital

             Other liabilities                                  $ 6
             Partners' capital                                     10
               Total                                           $ 16

The condensed statements of operations of the Joint Venture for the six months ended June 30, 2000 and 1999 are summarized as follows (in thousands):

                                               Three Months Ended      Six Months Ended
                                                    June 30,               June 30,
                                                 2000       1999       2000        1999

Revenues                                       $   --     $   61     $   --     $     91
Costs and expenses                                 --       (100)        --         (231)
Loss before gain on sale of
  investment property and extraordinary
  loss on extinguishment of debt                   --        (39)        --         (140)
Gain on sale of investment property                --        223         --        3,108
Extraordinary loss on extinguishment
  of debt                                          --         --         --           (7)
Net income                                    $    --    $   184    $    --      $ 2,961

The Partnership recognized its 44.5% equity income of approximately $1,321,000 in the Joint Venture for the six months ended June 31, 1999. The Partnership also recognized equity in the extraordinary loss on extinguishment of debt of approximately $3,000 for the six months ended June 30, 1999. Due to the sale of Princeton Meadows Golf Course in February 1999, the Joint Venture had no operations during the six months ended June 30, 2000. In addition, the Partnership anticipates that after filing the final tax return of the Joint Venture during the third quarter of 2000, all remaining assets and liabilities of the Joint Venture will be liquidated.

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

The following payments owed to the Managing General Partner and its affiliates during the six months ended June 30, 2000 and 1999 were paid or accrued:

                                                              2000       1999
                                                              (in thousands)

   Property management fees (included in
     operating expense)                                       $508       $519
   Reimbursement for services of affiliates (included
     in investment properties; operating and general and
     administrative expenses)                                  324        191

During the six months ended June 30, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's residential properties (except Southpointe which was 3%) as compensation for providing property management services. The Registrant paid to such affiliates approximately $508,000 and $519,000 for the six months ended June 30, 2000 and 1999, respectively.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $324,000 and $191,000 for the six months ended June 30, 2000 and 1999, respectively. Included in these amounts is approximately $144,000 and $19,000 of construction oversight reimbursements for the six months ended June 30, 2000 and 1999, respectively.

Pursuant to the Partnership Agreement, the Managing General Partner is entitled to receive a distribution equal to 3% of the aggregate disposition price of sold properties. During the second quarter of 1999, the Partnership paid a distribution of approximately $186,000 to the Managing General Partner related to the sale of Cooper Point Plaza in January 1999. This distribution is subordinate to the limited partners receiving their original capital contributions plus a cumulative preferred return of 6% per annum of their adjusted capital investment, as defined in the Partnership Agreement. If the limited partners have not received these returns when the Partnership terminates, the Managing General Partner will return this amount to the Partnership.

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

The Partnership was permitted to make advances to the Joint Venture as deemed appropriate by the Managing General Partner. These advances did not bear interest nor have stated terms of repayment. In June 1999, the advance receivable was paid off from the proceeds of the sale of the golf course.

AIMCO and its affiliates currently own 26,752 limited partnership units in the Partnership representing 59.82% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. In this regard, on July 24, 2000, an affiliate of AIMCO commenced a tender offer to purchase any and all of the remaining partnership interests for a purchase price of $804. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 59.82% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Note E - Sale of Investment Property

On January 4, 1999, the Partnership sold its only commercial property, Cooper Point Plaza, to an unaffiliated third party for net sales proceeds of approximately $5,995,000 after payment of closing costs. The Partnership realized a gain of approximately $2,178,000 on the sale. In addition, the Partnership recorded an extraordinary loss on early extinguishment of debt of approximately $556,000 as a result of unamortized loan costs being written off and the payment of a prepayment penalty of approximately $78,000 relating to the prepayment of the mortgage encumbering the property. In conjunction with the sale, a distribution of approximately $186,000 was paid to the Managing General Partner in accordance with the Partnership Agreement (see "Note D"). In February 1999, the Partnership made a distribution of approximately $2,032,000 representing proceeds from the sale of Cooper Point Plaza.

Note F - Casualty Gain

During the six months ended June 30, 2000, a net casualty gain of approximately $380,000 was recorded at Pickwick Place Apartments. The casualty gain related to a fire that destroyed the indoor tennis courts and nearby maintenance shed in August 1999. The gain was the result of insurance proceeds of approximately $380,000. The destroyed property was fully depreciated.

Note G - Distributions

During the six months ended June 30, 2000, the Partnership paid a distribution from operations of approximately $3,928,000 ($3,889,000 paid to limited partners or $86.97 per limited partnership unit). In addition, the Partnership paid a distribution of approximately $120,000 ($119,000 paid to limited partners or $2.66 per limited partnership unit) relating to a distribution payable from operations declared at December 31, 1999. During the six months ended June 30, 1999, a distribution of approximately $2,527,000 was paid to partners, of which approximately $495,000 ($484,000 paid to the limited partners or $10.82 per limited partnership unit) was paid from operations and approximately $2,032,000 ($2,011,000 paid to the limited partners $44.97 per limited partnership unit) was paid from surplus funds. In addition, the Partnership paid a distribution of approximately $650,000 to limited partners ($14.54 per limited partnership unit) relating to a distribution payable from surplus cash declared at December 31, 1998.

Note H - Segment Reporting

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

Segment information for the three and six month periods ended June 30, 2000 and 1999 is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

     Three Months Ended June 30, 2000      Residential     Other     Totals
  Rental income                              $ 4,820       $ --      $ 4,820
  Other income                                   467           24        491
  Interest expense                             1,213           --      1,213
  Depreciation                                 1,332           --      1,332
  General and administrative expense              --          147        147
  Segment profit (loss)                          610         (123)       487

      Six Months Ended June 30, 2000       Residential     Other     Totals
  Rental income                              $ 9,547       $ --      $ 9,547
  Other income                                   745           59        804
  Casualty gain                                  380           --        380
  Interest expense                             2,412           --      2,412
  Depreciation                                 2,675           --      2,675
  General and administrative expense              --          289        289
  Segment profit (loss)                        1,184         (230)       954
  Total assets                                38,510        1,092     39,602
  Capital expenditures for investment
    properties                                 3,105           --      3,105

    Three Months Ended June 30, 1999      Residential     Other     Totals
Rental income                              $ 5,061       $ --      $ 5,061
Other income                                   299           49        348
Casualty gain                                  101           --        101
Loss on sale of property                        --         (184)      (184)
Interest expense                             1,528           --      1,528
Depreciation                                 1,142           --      1,142
General and administrative expense              --          124        124
Equity in income of joint venture               --           82         82
Segment profit (loss)                          232         (178)        54

    Six Months Ended June 30, 1999       Residential     Other     Totals
Rental income                              $10,139       $ 11      $10,150
Other income                                   590          112        702
Casualty gain                                  101           --        101
Gain on sale of property                        --        2,178      2,178
Interest expense                             3,038            6      3,044
Depreciation                                 2,324           --      2,324
General and administrative expense              --          288        288
Equity in income of joint venture               --        1,321      1,321
Extraordinary loss on the
 extinguishment of debt                         --         (556)      (556)
Equity in extraordinary loss on early
 extinguishment of debt of joint
  venture                                       --           (3)        (3)
Segment profit                                 346        2,762      3,108
Total assets                                38,298        6,809     45,107
Capital expenditures for investment
  properties                                 1,023           --      1,023

Note I - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court will entertain applications for lead counsel which must be filed by August 4, 2000. The Court has scheduled a hearing on August 21, 2000 to address the issue of appointing lead counsel. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of eight apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2000 and 1999:

                                                   Average Occupancy

      Property                                      2000       1999

      Hunters Glen - IV Apartments                  97%        97%
        Plainsboro, New Jersey
      Hunters Glen - V Apartments                   96%        97%
        Plainsboro, New Jersey
      Hunters Glen - VI Apartments                  97%        96%
        Plainsboro, New Jersey
      Gateway Gardens Apartments                    96%        97%
        Cedar Rapids, Iowa
      Chambers Ridge Apartments                     96%        96%
        Harrisburg, Pennsylvania
      Briarwood Apartments                          98%        98%
        Cedar Rapids, Iowa
      Twin Lake Towers Apartments                   97%        98%
        Westmont, Illinois
      Pickwick Place Apartments (1)                 90%        87%
        Indianapolis, Indiana

       (1) The occupancy at Pickwick Place Apartments has increased due to increased marketing efforts at the property.

Results from Operations

The Partnership's net income for the six months ended June 30, 2000 was approximately $954,000 compared to net income of approximately $3,108,000 for the corresponding period in 1999. The Partnership recorded net income of approximately $487,000 for the three months ended June 30, 2000 compared to net income of approximately $54,000 for the three months ended June 30, 1999. The decrease in net income for the six months ended June 30, 2000 is primarily due to the decrease in total revenues resulting from the gain on sale of Cooper Point Plaza and the equity in income from the sale of the Princeton Meadows Golf Course in the first quarter of 1999.

On January 4, 1999, the Partnership sold its only commercial property, Cooper Point Plaza, to an unaffiliated third party for net sales proceeds of approximately $5,995,000 after payment of closing costs. The Partnership realized a gain of approximately $2,178,000 on the sale. In addition, the Partnership recorded an extraordinary loss on early extinguishment of debt of approximately $556,000 as a result of unamortized loan costs being written off and the payment of a prepayment penalty of approximately $78,000 relating to the prepayment of the mortgage encumbering the property.

The Partnership has a 44.5% investment in Princeton Meadows Golf Course Joint Venture. On February 26, 1999, the Joint Venture sold the Princeton Meadows Golf Course to an unaffiliated third party for gross sale proceeds of $5,100,000. The Joint Venture received net proceeds of $3,411,000 after payment of closing costs, and repayment of mortgage principal and accrued interest. As of June 30, 1999, the Joint Venture recorded a gain on sale of approximately $3,108,000 after the write-off of undepreciated fixed assets. For the six months ended June 30, 1999 the Partnership realized equity in income of the Joint Venture of approximately $1,321,000, which included its equity in the gain on disposal of Princeton Meadows Golf Course of $1,383,000 and the equity in loss on operations of $62,000. For the six months ended June 30, 2000, Princeton Meadows Golf Course did not have any operations, therefore, the Partnership did not recognize any equity from the Joint Venture.

Excluding the impact of the sale of Cooper Point Plaza, Southpointe Apartments (which was sold August 6, 1999) and the Princeton Meadows Golf Course, net income decreased approximately $20,000 for the three month period ended June 30, 2000, compared to the corresponding period in 1999. Net income increased $200,000 for the six month period ended June 30, 2000, compared to the corresponding period in 1999. The increase in net income for the six month period was due to an increase in total revenues partially offset by an increase in total expenses. The increase in total revenues was attributable to the recognition of a net casualty gain at Pickwick Place Apartments, an increase in rental income and an increase in other income. The casualty gain at Pickwick Place Apartments related to a fire which destroyed the indoor tennis courts and a nearby maintenance shed. The gain represents the insurance proceeds received. Rental income increased as a result of increases in the average rental rates at all of the Partnership's properties as well as an increase in the average occupancy at Pickwick Place Apartments and Hunters Glen VI, which more than offset the decrease in occupancy at Hunters Glen V, Gateway Gardens and Twin Lake Towers. Other income increased as a result of increased corporate unit rentals at Hunters Glen IV, V and VI and cable rebates at all of the investment properties. The decrease in net income for the three month period was due to an increase in total expenses partially offset by an increase in total revenues. The increase in total revenues for the three months was attributable to an increase in both rental income and other income as discussed above.

The increase in total expenses for both the three and six months was primarily the result of an increase in depreciation expense partially offset by a decrease in interest expense. Depreciation expense increased due to increased property improvements and replacements at the properties during the year ended December 31, 1999 and the first half of 2000. Interest expense decreased as a result of scheduled principal payments made on the investment properties' first mortgages.

Included in general and administrative expenses for both of the six month periods ended June 30, 2000 and 1999 are reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At June 30, 2000, the Partnership had cash and cash equivalents of approximately $2,666,000 as compared to approximately $8,792,000 at June 30, 1999. Cash and cash equivalents decreased approximately $4,225,000 for the six months ended June 30, 2000 from the Registrant's year ended December 31, 1999. The decrease is primarily due to approximately $4,362,000 of cash used in investing activities and approximately $4,474,000 of cash used in financing activities, which was partially offset by approximately $4,611,000 of cash provided by operating activities. Cash used in investing activities consisted primarily of property improvements and replacements and, to a lesser extent, net deposits to restricted escrows maintained by the mortgage lender. Cash used in financing activities consisted primarily of distributions to partners and, to a lesser extent, payments of principal made on the mortgages encumbering the Registrant's properties. The Registrant invests its working capital reserves in a money market account.

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

Hunters Glen Apartments IV

The Partnership has budgeted for the year 2000 approximately $1,300,000 in capital improvements at Hunters Glen Apartments IV consisting primarily of carpet and vinyl replacements, major landscaping, exterior painting, exterior improvements, new appliances and cabinets. As of June 30, 2000 the Partnership has spent approximately $132,000 consisting primarily of appliance replacement, parking lot upgrades, carpet replacement and major landscaping. These improvements were funded primarily from operating cash flow.

Hunters Glen Apartments V

The Partnership has budgeted for the year 2000 approximately $1,510,000 in capital improvements at Hunters Glen Apartments V consisting primarily of carpet and vinyl replacements, major landscaping, exterior painting, structural improvements, new appliances and cabinets. As of June 30, 2000 the Partnership has spent approximately $541,000 consisting primarily of structural improvements, major landscaping, carpet replacement, parking lot upgrades and cabinet replacements. These improvements were funded primarily from operating cash flow and replacement reserves.

Hunters Glen Apartments VI

The Partnership has budgeted for the year 2000 approximately $1,650,000 in capital improvements at Hunters Glen Apartments VI consisting primarily of carpet replacements, major landscaping, exterior painting, exterior improvements, new appliances and cabinets. As of June 30, 2000 the Partnership has spent approximately $154,000 consisting primarily of major landscaping, interior decoration, carpet and vinyl replacements, parking lot upgrades, air conditioning improvements and cabinet replacements. These improvements were funded primarily from operating cash flow.

Gateway Gardens Apartments

The Partnership has budgeted for the year 2000 approximately $106,000 in capital improvements at Gateway Gardens Apartments consisting primarily of carpet replacements, new appliances and heating and air conditioning upgrades. As of June 30, 2000 the Partnership has spent approximately $77,000 consisting primarily of carpet replacement, recreational facility upgrades, appliance replacements and interior decoration. These improvements were funded primarily from operating cash flow.

Chambers Ridge Apartments

The Partnership has budgeted for the year 2000 approximately $663,000 in capital improvements for Chambers Ridge Apartments. The budget includes amounts to cover the following capital improvement needs at the property: clubhouse renovations, parking lot and plumbing upgrades, carpet and tile replacements, appliances and interior building improvements. As of June 30, 2000 the Partnership has spent approximately $346,000 consisting primarily of heating upgrades, structural improvements, carpet and vinyl replacement, major landscaping, new appliances, parking lot and plumbing upgrades and interior decoration. These improvements were funded primarily from operating cash flow.

Briarwood Apartments

The Partnership has budgeted for the year 2000 approximately $22,000 in capital improvements at Briarwood Apartments consisting primarily of carpet and vinyl replacements and air conditioning improvements. As of June 30, 2000 the Partnership has spent approximately $14,000 consisting primarily of carpet and vinyl replacement, appliance replacements, and HVAC condensing units. These improvements were funded primarily from operating cash flow.

Twin Lake Towers Apartments

The Partnership has budgeted for the year 2000 approximately $1,023,000 in capital improvements for Twin Lake Towers Apartments. The budget includes amounts to cover the following capital improvement needs at the property: recreational facility upgrades, structural improvements, heating and air system upgrades, sprinkler system improvements, carpet and flooring replacements and appliances. As of June 30, 2000 the Partnership has spent approximately $1,133,000 on budgeted and non-budgeted consisting primarily of appliance replacement, heating and air conditioning upgrades, sprinkler system improvements, cabinet replacements and other building and structural improvements. These improvements were funded primarily from operating cash flow.

Pickwick Place Apartments

The Partnership has budgeted for the year 2000 approximately $244,000 in capital improvements at Pickwick Place Apartments consisting primarily of carpet and vinyl replacements, new appliances, parking lot upgrades and structural improvements. As of June 30, 2000 the Partnership has spent approximately $157,000 consisting primarily of carpet and vinyl replacement and new appliances. These improvements were funded primarily from operating cash flow. In addition approximately $551,000 was capitalized during the six months ended June 30, 2000 associated with reconstruction of the property's indoor tennis court and nearby maintenance shed which were destroyed by a fire in August 1999. These improvements were funded by operating cash flow and insurance proceeds.

The additional capital expenditures will be incurred only if cash is available from operations, capital reserve accounts or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The Registrant's mortgage indebtedness encumbering its properties amounts to approximately $55,772,000, net of unamortized discounts, with maturity dates ranging from
October 2003 to May 2005, during which time balloon payments totaling $52,778,000 are due. The Managing General Partner may attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

During the six months ended June 30, 2000, the Partnership paid a distribution from operations of approximately $3,928,000 ($3,889,000 paid to limited partners or $86.97 per limited partnership unit). In addition, the Partnership paid a distribution of approximately $120,000 ($119,000 paid to limited partners or $2.66 per limited partnership unit) relating to a distribution payable from operations declared at December 31, 1999. During the six months ended June 30, 1999, a distribution of approximately $2,527,000 was paid to partners, of which approximately $495,000 ($484,000 paid to the limited partners or $10.82 per limited partnership unit) was paid from operations and approximately $2,032,000 ($2,011,000 paid to the limited partners $44.97 per limited partnership unit) was paid from surplus funds. In addition, the Partnership paid a distribution of approximately $650,000 to limited partners ($14.54 per limited partnership unit) relating to a distribution payable from surplus cash declared at December 31, 1998. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of the debt maturities, refinancings and/or property sales. The Partnership's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures, to permit further distributions to its partners during the remainder of 2000 or subsequent periods.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court will entertain applications for lead counsel which must be filed by August 4, 2000. The Court has scheduled a hearing on August 21, 2000 to address the issue of appointing lead counsel. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

            b) Reports on Form 8-K filed during the quarter ended June 30, 2000:

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

                                    Date: August 9, 2000