Form 10QSB
period 2000-09-30
ANGELES PARTNERS XII
filed 2000-11-09
CIK 720392

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

              For the quarterly period ended September 30, 2000


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


             For the transition period from _________to _________

                         Commission file number 0-13309

                              ANGELES PARTNERS XII

      (Exact name of small business issuer as specified in its charter)



         California                                              95-3903623
(State or other jurisdiction of                               (I.R.S.Employer
 incorporation or organization)                              Identification No.)

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

Yes X  No

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

a)

                              ANGELES PARTNERS XII

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                       (in thousands, except unit data)

                               September 30, 2000

Assets

   Cash and cash equivalents                                                $ 2,873
   Receivables and deposits (net of allowance for
      doubtful accounts of $677)                                               1,109
   Restricted escrows                                                          1,020
   Other assets                                                                1,004
   Investment in joint venture                                                     4
   Investment properties:
      Land                                                    $  7,989
      Buildings and related personal property                   86,823
                                                                94,812

      Less accumulated depreciation                            (61,224)       33,588
                                                                             $39,598

Liabilities and Partners' Capital (Deficit)
Liabilities
   Accounts payable                                                          $   816
   Tenant security deposit liabilities                                           920
   Accrued property taxes                                                        739
   Other liabilities                                                             793
   Mortgage notes payable                                                     55,568

Partners' Capital (Deficit)
   General partners                                           $     86
   Limited partners (44,718 units issued and
      outstanding)                                             (19,324)      (19,238)
                                                                            $ 39,598

         See Accompanying Notes to Consolidated Financial Statements




b)
                              ANGELES PARTNERS XII

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                       (in thousands, except unit data)

                                             Three Months Ended      Nine Months Ended
                                              September 30,           September 30,
                                             2000       1999        2000         1999
evenues:
   Rental income                           $ 4,895    $ 4,979     $ 14,442    $ 15,129
   Other income                                384        377        1,188       1,079
   Casualty gain (loss)                        126       (160)         506         (59)
   Gain on sale of investment
       property                                 --      8,649           --      10,827
        Total revenues                       5,405     13,845       16,136      26,976
Expenses:
   Operating                                 1,641      1,875        5,027       5,850
   General and administrative                  293        153          582         441
   Depreciation                              1,319      1,099        3,994       3,423
   Interest                                  1,178      1,243        3,590       4,287
   Property taxes                              520        402        1,535       1,556
        Total expenses                       4,951      4,772       14,728      15,557
Income before equity in (loss) income of
  joint venture and extraordinary items        454      9,073        1,408      11,419
Equity in (loss) income of joint venture        --         (7)          --       1,314
Income before extraordinary items              454      9,066        1,408      12,733
Equity in extraordinary loss on the
  extinguishment of debt of joint
  venture (Note C)                              --         --           --          (3)
Extraordinary loss on extinguishment
  of debt (Note E)                              --         --           --        (556)
Net income                                 $   454    $ 9,066     $  1,408    $ 12,174
Net income allocated to general
   partners (1%)                           $     4    $    91     $     14    $    969
Net income allocated to limited
   partners (99%)                              450      8,975        1,394      11,205
                                           $   454    $ 9,066     $  1,408    $ 12,174
Net income per limited partnership
   unit:
   Income before extraordinary items       $ 10.06    $200.70     $  31.17    $ 262.94
   Extraordinary items                          --         --           --      (12.37)
                                           $ 10.06    $200.70     $  31.17    $ 250.57
 Distributions per limited partnership
  Unit                                     $    --    $ 10.00     $  86.97    $  65.79

         See Accompanying Notes to Consolidated Financial Statements


c)

                              ANGELES PARTNERS XII

       CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)

                       (in thousands, except unit data)



                                       Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners       Total

Original capital contributions         44,773       $     1      $ 44,773     $  44,774

Partners' capital (deficit) at
   December 31, 1999                   44,718       $   111      $(16,829)    $ (16,718)

Distribution to partners                   --           (39)       (3,889)       (3,928)

Net income for the nine months
   ended September 30, 2000                --            14         1,394         1,408

Partners' capital (deficit)
   at September 30, 2000               44,718       $    86      $(19,324)    $ (19,238)

         See Accompanying Notes to Consolidated Financial Statements


d)
                              ANGELES PARTNERS XII

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                  (in thousands)

                                                                 Nine Months Ended
                                                                   September 30,

                                                                  2000        1999
Cash flows from operating activities:

  Net income                                                    $  1,408    $ 12,174
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                    3,994       3,423
   Amortization of discounts, loan costs, and
      leasing commissions                                            208         251
   Equity in extraordinary loss on extinguishment of
      debt of joint venture                                           --           3
   Gain on disposal of investment properties                          --     (10,827)
   Extraordinary loss on extinguishment of debt                       --         556
   Equity in income of joint venture                                  --      (1,314)
   Casualty (gain) loss                                             (506)         59
   Change in accounts:
      Receivables and deposits                                       737         381
      Other assets                                                  (197)       (126)
      Accounts payable                                                94         305
      Tenant security deposit liabilities                             25          21
      Accrued property taxes                                         (50)       (174)
      Other liabilities                                              186         411
       Net cash provided by operating activities                   5,899       5,143

Cash flows from investing activities:

  Property improvements and replacements                          (4,990)     (2,860)
  Net (deposits to) receipts from restricted escrows                (394)        384
  Repayment of advances to joint venture                              --         149
  Net proceeds from casualty                                         161         101
  Proceeds from sale of investment properties                         --       5,996
  Distributions from joint venture                                    --       1,175
       Net cash (used in) provided by investing activities        (5,223)      4,945

Cash flows from financing activities:

  Payments on mortgage notes payable                                (646)       (598)
  Repayment of loans                                                  --      (3,905)
  Distributions to partners                                       (4,048)     (3,815)
  Debt extinguishment costs                                           --         (78)
       Net cash used in financing activities                      (4,694)     (8,396)

Net (decrease) increase in cash and cash equivalents              (4,018)      1,692

Cash and cash equivalents at beginning of period                   6,891       7,611

Cash and cash equivalents at end of period                      $  2,873     $ 9,303

Supplemental disclosure of cash flow information:

  Cash paid for interest                                        $ 3,402      $ 4,149

At December 31, 1999 and September 30, 2000 accounts payable and property improvements improvements and replacements were adjusted by $1,124,000 for non-cash activity. Distributions of approximately $120,000 were declared at December 31, 1999 and paid in January 2000.

         See Accompanying Notes to Consolidated Financial Statements


e)

                              ANGELES PARTNERS XII

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Partners XII (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

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

Note C - Investment in Joint Venture

The Partnership has a 44.5% investment in Princeton Golf Course Joint Venture ("Joint Venture"). On February 26, 1999, the Joint Venture sold its only investment property, Princeton Meadows Golf Course, to an unaffiliated third party. The sale resulted in net proceeds of approximately $3,411,000 after payment of closing costs and repayment of mortgage principal and accrued interest. As of September 30, 1999, the Joint Venture recorded a gain on sale of approximately $3,088,000 after the write-off of undepreciated fixed assets. In connection with the sale, a commission of approximately $153,000 was paid to the Joint Venture's managing general partner in accordance with the Joint Venture Agreement. The Partnership's 1999 pro-rata share of this gain at September 30, 1999 was approximately $1,374,000 and its equity in loss on operations of the Joint Venture at September 30, 1999 amounted to approximately $60,000. The Joint Venture also recognized an extraordinary loss on early extinguishment of debt of approximately $7,000 as a result of unamortized loan costs being written off. The Partnership's pro-rata share of this extraordinary loss was approximately $3,000.

Condensed balance sheet information of the Joint Venture at September 30, 2000, is as follows (in thousands):

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

The condensed statements of operations of the Joint Venture for the nine months ended September 30, 2000 and 1999 are summarized as follows (in thousands):


                                               Three Months Ended     Nine Months Ended
                                                  September 30,         September 30,
                                                 2000       1999       2000        1999

Revenues                                      $    --    $     4    $    --      $    94
Costs and expenses                                 --         --         --         (230)
Income (loss) before gain on sale of
  investment property and extraordinary
  loss on extinguishment of debt                   --          4         --         (136)
(Loss) gain on sale of investment property         --        (20)        --        3,088
Extraordinary loss on extinguishment
  of debt                                          --         --         --           (7)
Net (loss) income                             $    --    $   (16)   $    --      $ 2,945

The Partnership recognized its 44.5% equity income of approximately $1,314,000 in the Joint Venture for the nine months ended September 30, 1999. The Partnership also recognized equity in the extraordinary loss on extinguishment of debt of approximately $3,000 for the nine months ended September 30, 1999. Due to the sale of Princeton Meadows Golf Course in February 1999, the Joint Venture had no operations during the nine months ended September 30, 2000. The Partnership anticipates that during the fourth quarter of 2000, all remaining assets and liabilities of the Joint Venture will be liquidated.

Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments owed to the Managing General Partner and its affiliates during the nine months ended September 30, 2000 and 1999 were paid or accrued:

                                                              2000       1999
                                                              (in thousands)

   Property management fees (included in
     operating expense)                                       $772       $782
   Reimbursement for services of affiliates (included
     in investment properties; operating and general and
     administrative expenses)                                  614        543
   Due to affiliate (included in other liabilities)            144         --

During the nine months ended September 30, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's residential properties (except Southpointe which was 3%) as compensation for providing property management services. The Registrant paid to such affiliates approximately $772,000 and $782,000 for the nine months ended September 30, 2000 and 1999, respectively.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $614,000 and $543,000 for the nine months ended September 30, 2000 and 1999, respectively. Included in these amounts is approximately $186,000 and $268,000 of construction oversight reimbursements for the nine months ended September 30, 2000 and 1999, respectively. At September 30, 2000, approximately $144,000 of the current year expense was accrued and is included in other liabilities in the accompanying consolidated balance sheet.

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

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 29,004 limited partnership units in the Partnership representing 64.86% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. In this regard, on July 24, 2000, an affiliate of AIMCO commenced a tender offer to purchase any and all of the remaining partnership interests for a purchase price of $804. This offer expired on September 28, 2000 with a total of 1996 units acquired by an affiliate of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 64.86% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Note E - Sale of Investment Property

On January 4, 1999, the Partnership sold its only commercial property, Cooper Point Plaza, to an unaffiliated third party for net sales proceeds of approximately $5,995,000 after payment of closing costs. The Partnership realized a gain of approximately $2,364,000 on the sale. In addition, the Partnership recorded an extraordinary loss on early extinguishment of debt of approximately $556,000 as a result of unamortized loan costs being written off and the payment of a prepayment penalty of approximately $78,000 relating to the prepayment of the mortgage encumbering the property. In conjunction with the sale, a distribution of approximately $186,000 was paid to the Managing General Partner in accordance with the Partnership Agreement (see "Note D"). In February 1999, the Partnership made a distribution of approximately $2,032,000 representing proceeds from the sale of Cooper Point Plaza.

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

Note F - Casualty Gain

During the nine months ended September 30, 2000, a net casualty gain of approximately $506,000 was recorded at Pickwick Place Apartments. The casualty gain related to a fire that destroyed the indoor tennis courts and nearby maintenance shed in August 1999. The gain was the result of insurance proceeds of approximately $506,000. The destroyed property was fully depreciated.

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

Note G - Distributions

During  the nine  months  ended  September  30,  2000,  the  Partnership  paid a distribution from operations of approximately $3,928,000 ($3,889,000 paid to limited partners or $86.97 per limited partnership unit). In addition, the Partnership paid a distribution of approximately $120,000 ($119,000 paid to limited partners or $2.66 per limited partnership unit) relating to a distribution payable from operations declared at December 31, 1999. During the nine months ended September 30, 1999, a distribution of approximately $3,165,000 was paid to partners, of which approximately $495,000 ($484,000 paid to the limited partners or $10.82 per limited partnership unit) was paid from operations and approximately $2,670,000 ($2,458,000 paid to the limited partners $54.97 per limited partnership unit) was paid from surplus funds. In addition, the Partnership paid a distribution of approximately $650,000 to limited partners ($14.54 per limited partnership unit) relating to a distribution payable from surplus cash declared at December 31, 1998.

Note H - Segment Reporting

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership has one reportable segment: residential properties consisting of eight apartment complexes located in five states - Iowa (2 properties), Pennsylvania (1 property), New Jersey (3 properties), Illinois (1 property), and Washington (1 property). The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

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

Segment information for the three and nine month periods ended September 30, 2000 and 1999 is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

   Three Months Ended September 30, 2000   Residential     Other     Totals
  Rental income                              $ 4,895       $ --      $ 4,895
  Other income                                   376            8        384
  Casualty gain                                  126           --        126
  Interest expense                             1,178           --      1,178
  Depreciation                                 1,319           --      1,319
  General and administrative expense              --          293        293
  Segment profit (loss)                          739         (285)       454

   Nine Months Ended September 30, 2000    Residential     Other     Totals
  Rental income                              $14,442       $ --      $14,442
  Other income                                 1,121           67      1,188
  Casualty gain                                  506           --        506
  Interest expense                             3,590           --      3,590
  Depreciation                                 3,994           --      3,994
  General and administrative expense              --          582        582
  Segment profit (loss)                        1,923         (515)     1,408
  Total assets                                38,849          749     39,598
  Capital expenditures for investment
    properties                                 3,866           --      3,866

   Three Months Ended September 30, 1999   Residential     Other     Totals
  Rental income                              $ 4,981     $    (2)    $ 4,979
  Other income                                   334          43         377
  Casualty loss                                 (160)         --        (160)
  Gain on sale of property                     8,463         186       8,649
  Interest expense                             1,243          --       1,243
  Depreciation                                 1,099          --       1,099
  General and administrative expense              --         153         153
  Equity in loss of joint venture                 --          (7)        (7)
  Segment profit                               8,998          68       9,066

   Nine Months Ended September 30, 1999    Residential     Other     Totals
  Rental income                              $15,120       $    9    $15,129
  Other income                                   924          155      1,079
  Casualty loss                                  (59)          --        (59)
  Gain on sale of property                     8,463        2,364     10,827
  Interest expense                             4,281            6      4,287
  Depreciation                                 3,423           --      3,423
  General and administrative expense              --          441        441
  Equity in income of joint venture               --        1,314      1,314
  Extraordinary loss on the
   extinguishment of debt                         --         (556)      (556)
  Equity in extraordinary loss on early
   extinguishment of debt of joint
    venture                                       --           (3)        (3)
  Segment profit                               9,344        2,830     12,174
  Total assets                                36,476        6,372     42,848
  Capital expenditures for investment
    properties                                 2,860           --      2,860

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court is considering applications for lead counsel and has currently scheduled a hearing on the matter for November 20, 2000. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

Yanesh Brothers Construction commenced an action against the Partnership entitled Yanesh Brothers Construction Company, Inc. v. Insignia Residential Group, L.P., AIMCO Management Company, et al. in the Court of Common Pleas in Lake County, Ohio. The plaintiff was hired by AIMCO on behalf of the Partnership to repair damages caused by a fire at Southpointe Apartments in October 1998 and is seeking $330,000 under its repair contract. Although the Partnership had insured Southpointe Apartments against this type of loss, the insurance company has refused to pay the claim. The plaintiff is seeking recovery, in the alternative, from the owner and manager of the property. The Partnership's insurance broker and the property damage insurer were added as third party defendants to the Yanesh Brothers claim. The Partnership has recorded a reserve for $330,000, which is the amount of the claim.

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

The Partnership's investment properties consist of eight apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2000 and 1999:

                                                   Average Occupancy

      Property                                      2000       1999

      Hunters Glen - IV Apartments                  97%        96%
        Plainsboro, New Jersey
      Hunters Glen - V Apartments                   96%        97%
        Plainsboro, New Jersey
      Hunters Glen - VI Apartments                  97%        96%
        Plainsboro, New Jersey
      Gateway Gardens Apartments                    97%        97%
        Cedar Rapids, Iowa
      Chambers Ridge Apartments                     96%        96%
        Harrisburg, Pennsylvania
      Briarwood Apartments                          97%        98%
        Cedar Rapids, Iowa
      Twin Lake Towers Apartments                   97%        98%
        Westmont, Illinois
      Pickwick Place Apartments                     91%        93%
        Indianapolis, Indiana

Results from Operations

The Partnership's net income for the nine months ended September 30, 2000 was approximately $1,408,000 compared to net income of approximately $12,174,000 for the corresponding period in 1999. The Partnership recorded net income of approximately $454,000 for the three months ended September 30, 2000 compared to net income of approximately $9,066,000 for the three months ended September 30, 1999. The decrease in net income for both the three and nine months ended September 30, 2000 is primarily due to the decrease in total revenues resulting from the gain on the sale of Cooper Point Plaza and the equity in income from the sale of Princeton Meadows Golf Course in the first quarter of 1999 and the gain on the sale of Southpointe Apartments in the third quarter of 1999.

On January 4, 1999, the Partnership sold its only commercial property, Cooper Point Plaza, to an unaffiliated third party for net sales proceeds of approximately $5,995,000 after payment of closing costs. The Partnership realized a gain of approximately $2,364,000 on the sale. In addition, the Partnership recorded an extraordinary loss on early extinguishment of debt of approximately $556,000 as a result of unamortized loan costs being written off and the payment of a prepayment penalty of approximately $78,000 relating to the prepayment of the mortgage encumbering the property.

The Partnership has a 44.5% investment in Princeton Meadows Golf Course Joint Venture. On February 26, 1999, the Joint Venture sold its only investment property, Princeton Meadows Golf Course, to an unaffiliated third party for gross sale proceeds of $5,100,000. The Joint Venture received net proceeds of $3,411,000 after payment of closing costs, and repayment of mortgage principal and accrued interest. As of September 30, 1999, the Joint Venture recorded a gain on sale of approximately $3,088,000 after the write-off of undepreciated fixed assets. For the nine months ended September 30, 1999 the Partnership realized equity in income of the Joint Venture of approximately $1,314,000, which included its equity in the gain on disposal of Princeton Meadows Golf Course of $1,374,000 and the equity in loss on operations of $60,000. For the nine months ended September 30, 2000, Princeton Meadows Golf Course did not have any operations, therefore, the Partnership did not recognize any equity from the Joint Venture.

On August 6, 1999, the Partnership sold Southpointe Apartments to an unaffiliated third party. Upon closing, the purchaser agreed to assume the mortgage note payable and other liabilities encumbering the property of approximately $11,017,000 and to pay the related accrued interest of approximately $487,000 and outstanding property taxes of approximately $135,000. Consequently, the Partnership received no proceeds relating to this transaction. The Partnership realized a gain of approximately $8,463,000 on the sale due to the purchaser's assumption of the mortgage balance which exceeded the undepreciated value of the property being written off.

Excluding the impact of the operations and sale of Cooper Point Plaza, Southpointe Apartments and the Princeton Meadows Golf Course, net income decreased approximately $591,000 for the three months ended September 30, 2000, compared to the corresponding period in 1999. Net income increased $176,000 for the nine months ended September 30, 2000, compared to the corresponding period in 1999. The increase in net income for the nine month period was due to an increase in total revenues partially offset by an increase in total expenses. The increase in total revenues was attributable to the recognition of a casualty gain at Pickwick Place Apartments, and increases in rental and other income. The casualty gain at Pickwick Place Apartments related to a fire which destroyed the indoor tennis courts and a nearby maintenance shed. The gain represents the insurance proceeds received. Rental income increased as a result of increases in the average rental rates at all of the Partnership's properties, despite decreases in occupancy at Hunters Glen V, Briarwood Apartments, Twin Lake Towers Apartments, and Pickwick Place Apartments. Other income increased as a result of increased corporate unit rentals at Hunters Glen IV, V and VI and cable rebates at all of the investment properties. The decrease in net income for the three month period was due to an increase in total expenses partially offset by an increase in total revenues. The increase in total revenues for the three months was attributable to an increase in both rental income and other income as discussed above.

The increase in total expenses for both the three and nine month periods was primarily the result of an increase in depreciation and general and administrative expenses, which were partially offset by a decrease in interest expense. Depreciation expense increased due to increased property improvements and replacements at the properties during the year ended December 31, 1999 and the nine months of 2000. Interest expense decreased as a result of scheduled principal payments made on the investment properties' first mortgages.

General and administrative expenses increased for the nine months ended September 30, 2000, due to an increase in the costs of services included in the management reimbursements to the General Partner as allowed under the
Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At September 30, 2000, the Partnership had cash and cash equivalents of approximately $2,873,000 as compared to approximately $9,303,000 at September 30, 1999. Cash and cash equivalents decreased approximately $4,018,000 for the nine months ended September 30, 2000 from the Registrant's year ended December 31, 1999. The decrease is primarily due to approximately $5,223,000 of cash used in investing activities and approximately $4,694,000 of cash used in financing activities, which was partially offset by approximately $5,899,000 of cash provided by operating activities. Cash used in investing activities consisted primarily of property improvements and replacements and, to a lesser extent, net deposits to restricted escrows maintained by the mortgage lender offset by net proceeds from a casualty. Cash used in financing activities consisted primarily of distributions to partners and, to a lesser extent, payments of principal made on the mortgages encumbering the Registrant's properties. The Registrant invests its working capital reserves in a money market account.

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

Hunters Glen Apartments IV

The Partnership has budgeted for the year 2000 approximately $1,300,000 in capital improvements at Hunters Glen Apartments IV consisting primarily of carpet and vinyl replacements, major landscaping, exterior painting, exterior improvements, new appliances and cabinets. As of September 30, 2000 the Partnership has spent approximately $172,000 consisting primarily of appliance replacement, parking lot upgrades, exterior painting, carpet replacement and major landscaping. These improvements were funded primarily from operating cash flow.

Hunters Glen Apartments V

The Partnership has budgeted for the year 2000 approximately $1,510,000 in capital improvements at Hunters Glen Apartments V consisting primarily of carpet and vinyl replacements, major landscaping, exterior painting, structural improvements, new appliances and cabinets. As of September 30, 2000 the Partnership has spent approximately $600,000 consisting primarily of structural improvements, major landscaping, exterior painting, carpet replacement, parking lot upgrades and cabinet replacements. These improvements were funded primarily from operating cash flow and replacement reserves.

Hunters Glen Apartments VI

The Partnership has budgeted for the year 2000 approximately $1,650,000 in capital improvements at Hunters Glen Apartments VI consisting primarily of carpet replacements, major landscaping, exterior painting, exterior improvements, new appliances and cabinets. As of September 30, 2000 the Partnership has spent approximately $507,000 consisting primarily of structural improvements, major landscaping, interior decoration, carpet and vinyl replacements, parking lot upgrades, exterior painting, air conditioning improvements and cabinet replacements. These improvements were funded primarily from operating cash flow.

Gateway Gardens Apartments

The Partnership has budgeted for the year 2000 approximately $106,000 in capital improvements at Gateway Gardens Apartments consisting primarily of carpet replacements, new appliances and heating and air conditioning upgrades. As of September 30, 2000 the Partnership has spent approximately $111,000 on budgeted and non-budgeted items consisting primarily of carpet replacement, recreational facility upgrades, appliance replacements and interior decoration. These improvements were funded primarily from operating cash flow.

Chambers Ridge Apartments

The Partnership has budgeted for the year 2000 approximately $663,000 in capital improvements at Chambers Ridge Apartments consisting primarily of clubhouse renovations, parking lot and plumbing upgrades, carpet and tile replacements, appliances and interior building improvements. As of September 30, 2000 the Partnership has spent approximately $408,000 consisting primarily of heating upgrades, structural improvements, carpet and vinyl replacement, major landscaping, new appliances, parking lot and plumbing upgrades and interior decoration. These improvements were funded primarily from operating cash flow.

Briarwood Apartments

The Partnership has budgeted for the year 2000 approximately $22,000 in capital improvements at Briarwood Apartments consisting primarily of carpet and vinyl replacements and air conditioning improvements. As of September 30, 2000 the Partnership has spent approximately $24,000 on budgeted and non-budgeted items consisting primarily of carpet and vinyl replacement, appliance replacements, and HVAC condensing units. These improvements were funded primarily from operating cash flow.

Twin Lake Towers Apartments

The Partnership has budgeted for the year 2000 approximately $1,023,000 in capital improvements at Twin Lake Towers Apartments consisting primarily of recreational facility upgrades, structural improvements, heating and air system upgrades, sprinkler system improvements, carpet and flooring replacements and appliances. As of September 30, 2000 the Partnership has spent approximately $1,151,000 on budgeted and non-budgeted items consisting primarily of appliance replacement, heating and air conditioning upgrades, sprinkler system improvements, cabinet replacements and other building and structural improvements. These improvements were funded primarily from operating cash flow.

Pickwick Place Apartments

The Partnership has budgeted for the year 2000 approximately $821,000 in capital improvements at Pickwick Place Apartments consisting primarily of carpet and vinyl replacements, new appliances, parking lot upgrades and structural improvements. As of September 30, 2000 the Partnership has spent approximately $342,000 consisting primarily of carpet and vinyl replacement, other building improvements, and new appliances. These improvements were funded primarily from operating cash flow. In addition approximately $551,000 was capitalized during the nine months ended September 30, 2000 associated with reconstruction of the property's indoor tennis court and nearby maintenance shed which were destroyed by a fire in August 1999. These improvements were funded by operating cash flow and insurance proceeds.

The additional capital expenditures will be incurred only if cash is available from operations, capital reserve accounts or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The Registrant's mortgage indebtedness encumbering its properties amounts to approximately $55,568,000, net of unamortized discounts, with maturity dates ranging from
October 2003 to May 2005, during which time balloon payments totaling $52,778,000 are due. The Managing General Partner may attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

During  the nine  months  ended  September  30,  2000,  the  Partnership  paid a distribution from operations of approximately $3,928,000 ($3,889,000 paid to limited partners or $86.97 per limited partnership unit). In addition, the Partnership paid a distribution of approximately $120,000 ($119,000 paid to limited partners or $2.66 per limited partnership unit) relating to a distribution payable from operations declared at December 31, 1999. During the nine months ended September 30, 1999, a distribution of approximately $3,165,000 was paid to partners, of which approximately $495,000 ($484,000 paid to the limited partners or $10.82 per limited partnership unit) was paid from operations and approximately $2,670,000 ($2,458,000 paid to the limited partners $54.97 per limited partnership unit) was paid from surplus funds. In addition, the Partnership paid a distribution of approximately $650,000 to limited partners ($14.54 per limited partnership unit) relating to a distribution payable from surplus cash declared at December 31, 1998. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Partnership's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures, to permit further distributions to its partners during the remainder of 2000 or subsequent periods.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court is considering applications for lead counsel and has currently scheduled a hearing on the matter for November 20, 2000. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

Yanesh Brothers Construction commenced an action against the Partnership entitled Yanesh Brothers Construction Company, Inc. v. Insignia Residential Group, L.P., AIMCO Management Company, et al. in the Court of Common Pleas in Lake County, Ohio. The plaintiff was hired by AIMCO on behalf of the Partnership to repair damages caused by a fire at Southpointe Apartments in October 1998 and is seeking $330,000 under its repair contract. Although the Partnership had insured Southpointe Apartments against this type of loss, the insurance company has refused to pay the claim. The plaintiff is seeking recovery, in the alternative, from the owner and manager of the property. The Partnership's insurance broker and the property damage insurer were added as third party defendants to the Yanesh Brothers claim. The Partnership has recorded a reserve for $330,000, which is the amount of the claim. The Managing General Partner does not anticipate that the Partnership will incur material costs in excess of the reserve in connection with this litigation.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27 is filed as an exhibit to this report.

            b) Reports on Form 8-K filed during the quarter ended September 30, 2000:

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

                                 Date:   November 9, 2000