Form 10KSB
period 2000-12-31
ANGELES PARTNERS XII
filed 2001-03-28
CIK 720392

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                               SECTION 13 OR 15(d)

                                   Form 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                 For the fiscal year ended December 31, 2000

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $22,033,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2000. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

Item 1.  Description of Business

Angeles Partners XII (the "Partnership" or "Registrant") is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act pursuant to the amended Certificate and Agreement of Limited Partnership (herein referred to as the "Agreement") dated May 26, 1983. The Partnership's Managing General Partner is Angeles Realty Corporation II ("ARC II" or the "Managing General Partner"), a California corporation. ARC II was a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which was an affiliate of Insignia Financial Group, Inc. ("Insignia"). Effective February 26, 1999, IPT was merged into Apartment Investment and Management Company ("AIMCO"). Thus the Managing General Partner is now a wholly-owned subsidiary of AIMCO. The Elliott Accommodation Trust and the Elliott Family Partnership, a California limited partnership, were the Non-Managing General Partners. Effective December 31, 1997, the Elliott Family Partnership, Ltd. acquired the Elliott Accommodation Trust's general partner interest in the Registrant. On June 30, 2000, Elliott Family Partnership sold its remaining interest to AIMCO Properties LP, a wholly owned subsidiary of AIMCO. The Managing General Partner and the Non-Managing General Partner are herein referred to collectively as the "General Partners". The Partnership Agreement provides that the Partnership is to terminate on December 31, 2035, unless terminated prior to such date.

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

The Registrant is engaged in the business of operating and holding real estate properties for investment. In 1984 and 1985 during its acquisition phase, the Registrant acquired ten existing apartment properties and one existing commercial property. In 1990, the Registrant lost one of its apartment properties to foreclosure. During 1991, the Registrant acquired a 44.5% general partnership interest in a joint venture, Princeton Meadows Golf Course Joint Venture ("Joint Venture"), along with two other related partnerships. On January 4, 1999, the Partnership sold its only commercial property to an unaffiliated third party. On February 26, 1999, the Joint Venture sold its only investment property, Princeton Meadows Golf Course, to an unaffiliated third party. In addition, the Partnership sold Southpointe Apartments to an unaffiliated third party on August 6, 1999. As of December 31, 2000, the Partnership continues to own and operate eight apartment complexes. (see "Item 2, Description of Properties").

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

The Registrant has no full time employees. The Managing General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. Limited Partners and the Non-Managing General Partner have no right to participate in the management or conduct of such business and affairs. An affiliate of the Managing General Partner provides property management services for the Partnership's residential properties.

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

Item 2.  Description of Property:

The following table sets forth the Registrant's investments in properties as of December 31, 2000:

                              Date of
Property                      Purchase         Type of Ownership           Use

Briarwood Apartments          06/25/85   Fee ownership subject to      Apartment
 Cedar Rapids, Iowa                      first and second mortgages(2) 73 units

Chambers Ridge Apartments      7/26/84   Fee ownership subject to      Apartment
 Harrisburg, Pennsylvania                first and second mortgages(2) 324 units

Gateway Gardens Apartments    12/21/84   Fee ownership subject to      Apartment
 Cedar Rapids, Iowa                      first and second mortgages(2) 328 units

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


                            Gross
                           Carrying   Accumulated                        Federal
Property                    Value     Depreciation    Rate    Method    Tax Basis
                               (in thousands)                         (in thousands)

Briarwood Apartments        $ 1,980     $ 1,400     5-40 yrs    (1)       $  603
Chambers Ridge Apts          12,679       8,174     5-40 yrs    (1)        4,480
Gateway Gardens Apts          8,356       6,362     5-40 yrs    (1)        2,066
Hunter Glen Apts-IV          12,326       7,964     5-40 yrs    (1)        4,287
Hunter Glen Apts-V           14,441       9,228     5-40 yrs    (1)        5,065
Hunter Glen Apts-VI          15,583       9,995     5-40 yrs    (1)        4,740
Pickwick Place Apts          11,339       6,831     5-40 yrs    (1)        3,870
Twin Lake Towers Apts        19,812      12,614     5-40 yrs    (1)        6,446

                            $96,516     $62,568                          $31,557

(1)   Straight line and accelerated

See "Note A" of the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.


                           Principal                                       Principal
                          Balance At                                        Balance
                         December 31,  Interest    Period     Maturity      Due At
        Property             2000        Rate     Amortized   Date (2)     Maturity
                        (in thousands)                                  (in thousands)

Briarwood Apartments
  1st mortgage              $ 1,486      7.83%    28.67 yrs    10/2003    $ 1,404
  2nd mortgage                   50      7.83%       (1)       10/2003         50
Chambers Ridge Apts
  1st mortgage                5,132      7.83%    28.67 yrs    10/2003      4,849
  2nd mortgage                  174      7.83%       (1)       10/2003        174
Gateway Gardens
  1st mortgage                5,988      7.83%    28.67 yrs    10/2003      5,657
  2nd mortgage                  203      7.83%       (1)       10/2003        203
Hunters Glen Apts IV
  1st mortgage                8,088      8.43%    28.67 yrs    10/2003      7,787
Hunters Glen Apts V
  1st mortgage                8,383      7.83%    28.67 yrs    10/2003      7,920
  2nd mortgage                  285      7.83%       (1)       10/2003        285
Hunters Glen Apts VI
  1st mortgage                8,725      7.83%    28.67 yrs    10/2003      8,243
  2nd mortgage                  297      7.83%       (1)       10/2003        297
Pickwick Place Apts
  1st mortgage                6,227      9.10%     28 yrs      05/2005      5,775
Twin Lake Towers Apts
  1st mortgage               10,354      7.83%    28.67 yrs    10/2003      9,782
  2nd mortgage                  352      7.83%       (1)       10/2003        352
                             55,744
Less unamortized
  discounts                    (384)

                            $55,360                                       $52,778

(1)   Interest only payments.
(2) See "Item 7. Financial Statements - Note C" for information with respect to the Registrant's ability to prepay these loans and more specific details as to the terms of the loans.

Rental Rates and Occupancy:

Average annual rental rate and occupancy for 2000 and 1999 for each property were as follows:

                                        Average Annual            Average Annual
                                         Rental Rates                Occupancy
                                          (per unit)
 Property                            2000           1999        2000        1999

 Briarwood Apartments              $ 7,166        $ 6,778        96%         98%
 Chambers Ridge Apartments           7,188          6,967        96%         95%
 Gateway Gardens Apartments          6,955          6,712        97%         97%
 Hunters Glen Apartments - IV       10,140          9,415        97%         97%
 Hunters Glen Apartments - V        10,211          9,520        95%         97%
 Hunters Glen Apartments - VI       10,030          9,341        97%         96%
 Pickwick Place Apartments           7,492          7,355        91%         91%
 Twin Lake Towers Apartments         9,620          9,027        96%         98%

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other residential apartment complexes in the area. The Managing General Partner believes that all of the properties are adequately insured. The residential properties are apartment complexes which lease units for terms of one year or less. As of December 31, 2000, no residential tenant leases 10% or more of the available rental space. All of the properties, are in good physical condition subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rates:

Real estate taxes and rates in 2000 for each property were:

                                    2000             2000
                                   Billing           Rate
                               (in thousands)

Briarwood Apartments               $ 79              3.50%
Chambers Ridge Apartments            174             3.00%
Gateway Gardens Apartments           265             3.20%
Hunters Glen Apartments-IV           313             2.78%
Hunters Glen Apartments-V            339             2.78%
Hunters Glen Apartments-VI           343             2.78%
Pickwick Place Apartments            207             7.69%
Twin Lake Towers Apartments          283             5.55%

Capital Improvements:

Briarwood Apartments: The Partnership completed approximately $31,000 in capital expenditures at Briarwood Apartments during the year ending December 31, 2000 consisting primarily of air conditioning upgrades and carpet, vinyl and appliance replacements. These improvements were funded primarily from cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $20,075. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Chambers Ridge Apartments: The Partnership completed approximately $741,000 in capital expenditures at Chambers Ridge during the year ended December 31, 2000 consisting primarily of pool installation, heating upgrades, structural improvements, major landscaping, parking lot upgrades, flooring and appliance replacements, equipment purchases, interior painting, and plumbing upgrades. These improvements were funded from cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $89,100. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Gateway Gardens:  The Partnership  completed  approximately  $122,000 in capital expenditures at Gateway Gardens during the year ending December 31, 2000 consisting primarily of interior improvements, HVAC upgrades, carpet replacement, recreational facility upgrades, and new appliances. These improvements were funded primarily from cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $90,200. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Hunters Glen IV: The Partnership completed approximately $630,000 in capital expenditures at Hunters Glen IV during the year ending December 31, 2000 consisting primarily of structural improvements, interior improvements, parking lot upgrades, grounds improvements, appliance and cabinet replacements, exterior painting, flooring replacement and major landscaping. These improvements were funded primarily from cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $72,600. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Hunters  Glen V: The  Partnership  completed  approximately  $926,000 in capital expenditures at Hunters Glen V during the year ending December 31, 2000 consisting primarily of structural improvements, major landscaping, parking lot upgrades, exterior painting and flooring and cabinet replacements. These improvements were funded primarily from cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $83,600. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Hunters Glen VI: The Partnership completed approximately $911,000 in capital expenditures at Hunters Glen VI during the year ending December 31, 2000 consisting primarily of interior improvements, exterior painting, parking lot upgrades, structural improvements, major landscaping, grounds improvements and flooring and cabinet replacements. These improvements were funded primarily from cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $90,200. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Pickwick Place Apartments: The Partnership completed approximately $471,000 in capital expenditures at Pickwick Place Apartments during the year ending December 31, 2000 consisting primarily of carpet and vinyl replacements, building improvements, new appliances and other general enhancements. These improvements were funded primarily from operating cash flow. In addition, approximately $557,000 was capitalized during the year ended December 31, 2000, associated with reconstruction of the property's indoor tennis court and nearby maintenance shed which were destroyed by a fire in August 1999. These improvements were funded by operating cash flow and insurance proceeds. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $92,400. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Twin Lake Towers Apartments: The Partnership completed approximately $1,181,000 in capital expenditures at Twin Lake Towers during the year ending December 31, 2000 consisting primarily of appliance replacement, heating and air conditioning upgrades, new appliances, sprinkler system improvements, electrical upgrades, cabinet replacements, and other building and structural improvements. These improvements were funded primarily from cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $109,725. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Item 3.  Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001, and defendants are scheduled to respond to the complaint by March 2, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

Yanesh Brothers Construction commenced an action against the Partnership entitled Yanesh Brothers Construction Company, Inc. v. Insignia Residential Group, L.P., AIMCO Management Company, et al. in the Court of Common Pleas in Lake County, Ohio. The plaintiff was hired by AIMCO on behalf of the Partnership to repair damages caused by a fire at Southpointe Apartments in October 1998. The plaintiff sought payment of $330,000 under its repair contract. Although the Partnership had insured Southpointe Apartments against this type of loss, the insurance company refused to pay the claim. The plaintiff was seeking recovery, in the alternative, from the owner and manager of the property. The Partnership's insurance broker and the property damage insurer were added as third party defendants to the Yanesh Brothers claim. The Partnership had recorded a reserve for $330,000, which was the amount of the claim. In November 2000, the Partnership reached an agreement on a settlement in principle, pursuant to which the Partnership received approximately $517,000 in full payment of its insurance claim and the Partnership paid Yanesh $300,000 in full payment of its claim under the construction contract.

The Partnership is a party to certain legal actions resulting from its operating activities. These actions are routine litigation and administrative proceedings arising in the ordinary course of business and none of which are expected to have a material adverse effect on the consolidated financial condition or results of operations of the Partnership.

Item 4.  Submission of Matters to a Vote of Security Holders

The Unit holders of the Partnership did not vote on any matter during the quarter ended December 31, 2000.

                                     PART II

Item 5. Market for the Partnership's Common Equity and Related Security Holder Matters

The Partnership, a publicly-held limited partnership, sold 44,773 Limited Partnership Units during its offering period through February 13, 1985. As of December 31, 2000, the Partnership had 1,471 Limited Partners of record and 44,718 Limited Partnership Units outstanding. As of December 31, 2000, affiliates of the Managing General Partner own 29,349 limited partnership units or 65.63% of the outstanding Partnership Units. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2000 and 1999 and subsequent to December 31, 2000 (see
Item 6. Management's Discussion and Analysis or Plan of Operation" for further details):

                                                Distributions
                                                            Per Limited
                                        Aggregate        Partnership Unit

       01/01/99 - 12/31/99             $3,285,000 (1)         $68.45
       01/01/00 - 12/31/00              3,928,000 (2)          86.97
      Subsequent to 12/31/00            1,750,000 (2)          38.75

(1) Consists of $615,000 cash from operations and $2,670,000 of surplus funds.

(2)   Distribution was made from operations.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any additional distributions to its partners in 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 29,349 limited partnership units in the Partnership representing 65.63% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. In this regard, on July 24, 2000, an affiliate of AIMCO commenced a tender offer to purchase any and all of the remaining partnership interests for a purchase price of $804. This offer expired on September 28, 2000 with a total of 1,996 units acquired by an affiliate of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.63% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

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

Results of Operations

The Partnership's net income for the year ended December 31, 2000 was approximately $2,263,000 compared to net income of approximately $12,516,000 for the corresponding period in 1999. The decrease in net income for the year ended December 31, 2000 is primarily due to the decrease in total revenues resulting from the gain on the sale of Cooper Point Plaza and the equity in income from the sale of Princeton Meadows Golf Course in the first quarter of 1999 and the sale of Southpointe Apartments in the third quarter of 1999 offset by extraordinary losses.

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

On August 6, 1999, the Partnership sold Southpointe Apartments to an unaffiliated third party. Upon closing, the purchaser agreed to assume the mortgage note payable and other liabilities encumbering the property of approximately $11,017,000 and to pay the related accrued interest of approximately $487,000, outstanding property taxes of approximately $135,000 and other liabilities of approximately $64,000. Consequently, the Partnership received no proceeds relating to this transaction. The Partnership realized a gain of approximately $8,528,000 on the sale due to the purchaser's assumption of the mortgage balance which exceeded the undepreciated value of the property being written off.

The Partnership had a 44.5% investment in Princeton Meadows Golf Course Joint Venture. On February 26, 1999, the Joint Venture sold the Princeton Meadows Golf Course to an unaffiliated third party for gross sale proceeds of $5,100,000. The Joint Venture received net proceeds of $3,411,000 after payment of closing costs, and repayment of the mortgage principal and accrued interest. As of December 31, 1999, the Joint Venture recorded a gain on sale of approximately $3,090,000 after the write-off of undepreciated fixed assets. For the year ended December 31, 1999, the Partnership realized equity in income of the Joint
Venture of approximately $1,295,000, which included its equity in the gain on disposal of Princeton Meadows Golf Course of $1,375,000 and the equity in loss on operations of $80,000. For the year ended December 31, 2000, Princeton Meadows Golf Course did not have any operations, therefore, the Partnership did not recognize any equity from the Joint Venture. During the fourth quarter of 2000 all remaining assets and liabilities of the Joint Venture were liquidated and the final tax return was filed.

Excluding the impact of the operations and sale of Cooper Point Plaza, Southpointe Apartments and the Princeton Meadows Golf Course, net income increased approximately $170,000 for the year ended December 31, 2000, compared to the corresponding period in 1999. The increase in net income was due to an increase in total revenues partially offset by an increase in total expenses. The increase in total revenues was attributable to the recognition of a net casualty gain at Pickwick Place Apartments, an increase in rental income and an increase in other income. The casualty gain at Pickwick Place Apartments related to a fire which destroyed the indoor tennis courts and a nearby maintenance shed. The gain represents the insurance proceeds received as the assets were fully depreciated. Rental income increased as a result of increases in the average rental rates at all of the Partnership's properties despite decreases in occupancy at Briarwood Apartments, Hunters Glen Apartments V and Twin Lake Towers Apartments. Other income increased as a result of increased corporate unit rentals at Hunters Glen IV, V, and VI and interest income at all of the investment properties.

The increase in total expenses was primarily the result of an increase in depreciation and general and administrative expenses, which were partially offset by a decrease in interest expense. Depreciation expense increased due to increased property improvements and replacements at the properties during the years ended December 31, 2000 and 1999. General and administrative expense increased due to an increase in management reimbursements due to an increase in services and the cost of such services provided by the corporate General Partner. Interest expense decreased as a result of scheduled principal payments made on the investment properties' first mortgages.

Included in general and administrative expense for the years ended December 31, 2000 and 1999 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

During the year ended December 31, 2000, a net casualty gain of approximately $506,000 was recorded at Pickwick Place Apartments. The casualty gain related to a fire that destroyed the indoor tennis courts and a nearby maintenance shed in August 1999. The gain was a result of insurance proceeds of approximately $506,000. The destroyed assets were fully depreciated.

During the year ended December 31, 2000, a net casualty gain of approximately $547,000 was recorded related to Southpointe Apartments. The casualty gain related to a fire at the property in October 1998. The gain was a result of insurance proceeds of approximately $517,000 and the $30,000 reduction in payment to Yanesh Brothers Construction from that previously accrued (see "Note H" of the consolidated financial statements included in "Item 7. Financial Statements"). The damaged property was written-off in 1999.

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

Liquidity and Capital Resources

At December 31, 2000, the Partnership had cash and cash equivalents of approximately $3,872,000 compared to approximately $6,891,000 at December 31, 1999. The decrease in cash and cash equivalents of approximately $3,019,000 is due to approximately $4,917,000 of cash used in financing activities and approximately $5,680,000 of cash used in investing activities, partially offset by approximately $7,578,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to partners and principal payments made on the mortgages encumbering the Partnership's properties. Cash used by investing activities consisted of property improvements and replacements and net deposits to restricted escrows, slightly offset by net insurance proceeds related to the casualty gains discussed above and distributions received from the Princeton Meadows Joint Venture. The Registrant invests its working capital reserves in money market accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $647,900. Additional improvements may be considered and will depend on the physical condition of the properties as well as anticipated cash flow generated by the properties. The capital expenditures will be incurred only if cash is available from operations or Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The Registrant's mortgage indebtedness encumbering its properties amounts to approximately $55,360,000, net of unamortized discounts, with maturity dates ranging from
October 2003 to May 2005, during which time balloon payments totaling $52,778,000 are due. The Managing General Partner may attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

During the year ended December 31, 2000, the Partnership declared and paid a distribution from operations of approximately $3,928,000 ($3,889,000 paid to limited partners or $86.97 per limited partnership unit). In addition, the Partnership paid a distribution of approximately $120,000 ($119,000 paid to limited partners or $2.66 per limited partnership unit) relating to a distribution payable from operations declared at December 31, 1999. During the year ended December 31, 1999, the Partnership declared and paid distributions of approximately $3,165,000, of which approximately $495,000 was paid from operations ($484,000 paid to limited partners or $10.82 per limited partnership unit) and $2,670,000 was paid from surplus cash ($2,458,000 paid to limited partners or $54.97 per limited partnership unit). Also in January 1999, the Partnership paid a distribution of approximately $650,000 to limited partners ($14.54 per limited partnership unit) relating to a distribution payable from surplus funds as of December 31, 1998. Subsequent to December 31, 2000, the Partnership declared and paid a distribution from operations of approximately $1,750,000 ($1,733,000 to limited partners or $38.75 per limited partnership unit). Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit further distributions to its partners during the remainder of 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 29,349 limited partnership units in the Partnership representing 65.63% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. In this regard, on July 24, 2000, an affiliate of AIMCO commenced a tender offer to purchase any and all of the remaining partnership interests for a purchase price of $804. This offer expired on September 28, 2000 with a total of 1,996 units acquired by an affiliate of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.63% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Item 7.  Financial Statements


ANGELES PARTNERS XII

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young, LLP Independent Auditors

      Consolidated Balance Sheet - December 31, 2000

      Consolidated Statements of Operations - Years ended December 31, 2000 and 1999

      Consolidated Statement of Changes in Partners' Capital (Deficit) - Years ended December 31, 2000 and 1999

      Consolidated Statements of Cash Flows - Years ended December 31, 2000 and 1999

      Notes to Consolidated Financial Statements

              Report of Ernst & Young LLP, Independent Auditors



The Partners
Angeles Partners XII


We have audited the accompanying consolidated balance sheet of Angeles Partners XII as of December 31, 2000, and the related consolidated statements of operations, changes in partners' capital (deficit), and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Angeles Partners XII at December 31, 2000, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                                         /s/ ERNST & YOUNG LLP


Greenville, South Carolina
March 2, 2001

                              ANGELES PARTNERS XII

                           CONSOLIDATED BALANCE SHEET
                       (in thousands, except unit data)

                                December 31, 2000


Assets
   Cash and cash equivalents                                                $  3,872
   Receivables and deposits                                                      947
   Restricted escrows                                                            894
   Other assets                                                                  827
   Investment properties (Notes C and F):
      Land                                                    $  7,989
      Buildings and related personal property                   88,527
                                                                96,516
      Less accumulated depreciation                            (62,568)       33,948
                                                                            $ 40,488

Liabilities and Partners' Capital (Deficit)
Liabilities
   Accounts payable                                                         $    948
   Tenant security deposit liabilities                                           933
   Accrued property taxes                                                        822
   Other liabilities                                                             808
   Mortgage notes payable (Notes C and F)                                     55,360

Partners' Capital (Deficit)
   General partners                                             $ 95
   Limited partners (44,718 units issued and
      outstanding)                                             (18,478)      (18,383)
                                                                            $ 40,488

        See Accompanying Notes to Consolidated Financial Statements

                              ANGELES PARTNERS XII

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands, except unit data)

                                                                Years Ended
                                                                December 31,
                                                              2000        1999
Revenues:
   Rental income                                           $ 19,407     $ 19,778
   Other income                                               1,573        1,475
   Casualty gain (Note H)                                     1,053           --
   Gain on sale of investment
     properties (Note I)                                         --       10,891
      Total revenues                                         22,033       32,144
Expenses:
   Operating                                                  6,844        7,624
   General and administrative                                   771          592
   Depreciation                                               5,338        4,586
   Interest                                                   4,780        5,496
   Property taxes                                             2,037        1,906
   Casualty loss                                                 --          160
      Total expenses                                         19,770       20,364
Income before equity in income of joint venture
  and extraordinary items                                     2,263       11,780
Equity in income of joint venture (Note G)                       --        1,295
Income before extraordinary items                             2,263       13,075
Equity in extraordinary loss on the
 extinguishment of debt of joint venture (Note G)                --           (3)
Extraordinary loss on extinguishment of debt (Note I)            --         (556)
Net income                                                 $  2,263     $ 12,516

Net income allocated to general partners                   $     23     $    973
Net income allocated to limited partners                      2,240       11,543
                                                           $  2,263     $ 12,516
Net income per limited partnership unit:
    Income before extraordinary items                      $  50.09     $ 270.50
    Extraordinary items                                          --       (12.37)
                                                           $  50.09     $ 258.13

Distributions per limited partnership unit                 $  86.97     $  68.45

        See Accompanying Notes to Consolidated Financial Statements

                              ANGELES PARTNERS XII

       CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                       (in thousands, except unit data)



                                         Limited
                                       Partnership    General      Limited
                                          Units       Partners    Partners       Total

Original capital contributions            44,773        $ 1       $ 44,773      $ 44,774

Partners' deficit
   at December 31, 1998                   44,718      $ (638)     $(25,311)     $(25,949)

Net income for the year ended
   December 31, 1999                          --          973       11,543        12,516

Distributions to Partners                     --         (224)      (3,061)       (3,285)

Partners' capital (deficit) at
   December 31, 1999                      44,718          111      (16,829)      (16,718)

Net income for the year
   ended December 31, 2000                    --           23        2,240         2,263

Distributions to Partners                     --          (39)      (3,889)       (3,928)

Partners' capital (deficit)
   at December 31, 2000                   44,718        $ 95      $(18,478)     $(18,383)

        See Accompanying Notes to Consolidated Financial Statements

                              ANGELES PARTNERS XII

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)


                                                                      Year Ended
                                                                    December 31,
                                                                  2000        1999
Cash flows from operating activities:
  Net income                                                    $  2,263     $ 12,516
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                    5,338        4,586
   Amortization of discounts, loan costs, and
      leasing commissions                                            276          319
   Equity in extraordinary loss on extinguishment of
      debt of joint venture                                           --            3
   Extraordinary loss on extinguishment of debt                       --          556
   Gain on sale of investment properties                              --      (10,891)
   Equity in income of joint venture                                  --       (1,295)
   Casualty (gain) loss                                           (1,053)         160
   Bad debt                                                          144          295
   Change in accounts:
      Receivables and deposits                                       410          206
      Other assets                                                   (73)         (43)
      Accounts payable                                                 1          167
      Tenant security deposit liabilities                             38          (64)
      Accrued property taxes                                          33         (161)
      Other liabilities                                              201          266
       Net cash provided by operating activities                   7,578        6,620
Cash flows from investing activities:
  Property improvements and replacements                          (6,439)      (6,850)
  Net (deposits to) receipts from restricted escrows                (268)         643
  Repayment of advance to joint venture                               --          149
  Net insurance proceeds related to casualty gain                  1,023           --
  Proceeds from sale of investment properties                         --        5,995
  Distributions from joint venture                                     4        1,323
       Net cash (used in) provided by investing activities        (5,680)       1,260

Cash flows from financing activities:
  Payments on mortgage notes payable                                (869)        (802)
  Repayment of mortgage note                                          --       (3,905)
  Distributions to partners                                       (4,048)      (3,815)
  Debt extinguishment costs                                           --          (78)
       Net cash used in financing activities                      (4,917)      (8,600)

Net decrease in cash and cash equivalents                        (3,019)         (720)

Cash and cash equivalents at beginning of period                  6,891         7,611

Cash and cash equivalents at end of period                      $ 3,872       $ 6,891

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 4,528       $ 5,294
Supplemental disclosure of non-cash flow information:
  Property improvements and replacements included
   in accounts payable                                           $ 255        $ 1,124

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

At December 31, 1999, distributions payable was adjusted by $120,000 for unpaid distributions.

        See Accompanying Notes to Consolidated Financial Statements

                              ANGELES PARTNERS XII
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000


Note A - Organization and Significant Accounting Policies

Organization: Angeles Partners XII (the "Partnership" or "Registrant") is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act pursuant to the amended Certificate and Agreement of Limited
Partnership (herein referred to as the "Agreement") dated May 26, 1983. The Partnership's Managing General Partner is Angeles Realty Corporation II ("ARC II" or the "Managing General Partner"), a California corporation. ARC II was a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which was an affiliate of Insignia Financial Group, Inc. ("Insignia"). Effective February 26, 1999, IPT was merged into Apartment Investment and Management Company ("AIMCO"). Thus the Managing General Partner is now a wholly-owned subsidiary of AIMCO. The Elliott Accommodation Trust and the Elliott Family Partnership, a California limited partnership, were the Non-Managing General Partners. Effective December 31, 1997, the Elliott Family Partnership, Ltd. acquired the Elliott Accommodation Trust's general partner interest in the Registrant. On June 30, 2000, Elliott Family Partnership sold its remaining interest to AIMCO Properties LP, a wholly owned subsidiary of AIMCO. The Managing General Partner and the Non-Managing General Partner are herein collectively referred to as the "General Partners". The Partnership Agreement provides that the Partnership is to terminate on December 31, 2035, unless terminated prior to such date. As of December 31, 2000, the Partnership operates eight residential properties in or near major urban areas in the United States.

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

Upon the sale or other disposition, or refinancing, of any asset of the Partnership, the distributable net proceeds shall be distributed as follows: (i) to the Partners in proportion to their interests until the Limited Partners have received cumulative distributions equal to their original capital contributions reduced by the amount of any previous distributions; (ii) to the Partners until the Limited Partners have received distributions from all sources equal to their 6% cumulative distribution; (iii) to the Managing General Partner until it has received an amount equal to 3% of the aggregate Disposition Prices of all properties or other investments sold or otherwise disposed of, or refinanced;
(iv), to the Partners in proportion to their interests until the Limited Partners have received cumulative distributions from all sources equal to 150% of the Capital Contribution of the Limited Partners; (v) to the Managing General Partner until it has received an amount equal to 17.6% of the distributions made pursuant to (iv); and (vi) 85% to the Limited Partners and non-Managing General Partner in proportion to their interests and 15% ("Incentive Interest") to the Managing General Partner.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents: Cash and cash equivalents includes cash on hand, in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $2,941,000 at December 31, 2000 that are maintained by the affiliated management company on behalf of affiliated entities in a cash concentration account.

Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Loan Costs: Loan costs of approximately $2,116,000 are included in other assets and are being amortized on a straight-line basis over the lives of the loans. Accumulated amortization is approximately $1,496,000 at December 31, 2000, and is also included in other assets.

Restricted escrows:

      Capital Improvement - At the time of the refinancings of the mortgages encumbering Briarwood Apartments, Chambers Ridge Apartments, Gateway Gardens Apartments, Hunters Glen IV, V and VI Apartments and Twin Lake Towers Apartments, $1,610,000 of the proceeds were designated for "Capital Improvement Escrows" for certain capital improvements. As of December 31, 2000 all required improvements were completed. Accordingly, at December 31, 2000, the balance in this escrow account is zero.

      Replacement Reserve - In conjunction with the refinancing of the mortgage encumbering Pickwick Place Apartments on April 17, 1995, a replacement reserve was established to fund certain nonrecurring costs for interior and exterior capital improvements at the property. The balance in this escrow account is approximately $35,000 at December 31, 2000.

      General Reserve - In addition to the Capital Improvement and Replacement Reserve Escrows, General Escrow Accounts of approximately $711,000 were established in conjunction with the refinancings. These funds were established to make necessary repairs and replacements of existing improvements, debt service, out-of-pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. The Partnership is required to deposit net operating income (as defined in the mortgage note) from the refinanced properties to the General Escrow Accounts until the reserve account equals a minimum of $200 or a maximum of $400 per apartment unit or $471,000 to $942,000. The balance in the General Reserve Account at December 31, 2000, is approximately $859,000.

Joint Venture: The Partnership accounted for its 44.5% investment in Princeton Meadows Golf Course Joint Venture ("Joint Venture") using the equity method of accounting (see "Note G"). Under the equity method, the Partnership records its equity interest in earnings or losses of the Joint Venture; however, the investment in the Joint Venture will be recorded at an amount less than zero (a liability) to the extent of the Partnership's share of net liabilities of the Joint Venture.

Investment Properties: Investment properties consist of eight apartment complexes which are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. For the years ended December 31, 2000 and 1999, no adjustments for impairment of value were recorded.

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

Segment Reporting: SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. (See "Note J" for detailed disclosures of the Partnership's segment.)

Advertising Costs: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $194,000 and $222,000 for the years ended December 31, 2000 and 1999, respectively, are included in operating expense.

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

Note C - Mortgage Notes Payable

The principal terms of mortgage notes payable are as follows:

                           Principal     Monthly                             Principal
                          Balance At     Payment     Standard                 Balance
                         December 31,   Including    Interest   Maturity       Due At
        Property             2000        Interest      Rate       Date        Maturity
                        (in thousands)                                     (in thousands)

Briarwood Apartments
  1st mortgage              $ 1,486        $ 12       7.83%      10/2003    $ 1,404
  2nd mortgage                   50          (*)      7.83%      10/2003         50
Chambers Ridge Apts
  1st mortgage                5,132          41       7.83%      10/2003      4,849
  2nd mortgage                  174           1       7.83%      10/2003        174
Gateway Gardens
  1st mortgage                5,988          48       7.83%      10/2003      5,657
  2nd mortgage                  203           1       7.83%      10/2003        203
Hunters Glen Apts IV
  1st mortgage                8,088          65       8.43%      10/2003      7,787
Hunters Glen Apts V
  1st mortgage                8,383          67       7.83%      10/2003      7,920
  2nd mortgage                  285           2       7.83%      10/2003        285
Hunters Glen Apts VI
  1st mortgage                8,725          70       7.83%      10/2003      8,243
  2nd mortgage                  297           2       7.83%      10/2003        297
Pickwick Place Apts
  1st mortgage                6,227          54       9.10%      05/2005      5,775
Twin Lake Towers Apts
  1st mortgage               10,354          83       7.83%      10/2003      9,782
  2nd mortgage                  352           2       7.83%      10/2003        352
                             55,744
Less unamortized
  discounts                    (384)

                            $55,360        $448                             $52,778

(*)   Monthly payment is less than $1,000

The mortgage notes payable are nonrecourse and are secured by pledge of the Partnership's investment properties and by pledge of revenues from the respective investment properties. Certain of the notes impose prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 2000, are as follows (in thousands):

                                2001           $   941
                                2002             1,019
                                2003            47,851
                                2004               117
                                2005             5,816
                                               $55,744

Note D - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, taxable income or loss of the Partnership is reported in the income tax returns of its partners and no provision for income taxes is made in the financial statements of the Partnership.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except unit data):

                                               2000        1999

Net income as reported                        $ 2,263    $ 12,516
Add (deduct):
  Depreciation differences                        (88)        719
   Gain on disposition of investment
    property                                       --        (884)
  Unearned income                                   2         107
  Equity in income of joint venture                --        (614)
  Early extinguishment of debt                     --         512
  Discounts on mortgage notes payable             (27)        (27)
  Casualty                                     (1,212)         --
  Other                                            73        (116)
Federal taxable income                        $ 1,011    $ 12,213
Federal taxable income
  per limited partnership unit                $ 22.39    $ 253.89


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

Net liabilities                           $(18,383)
Land and buildings                           7,392
Accumulated depreciation                    (9,783)
Syndication and distribution costs           6,093
Investment in Joint Venture                     (4)
Other                                          267

Net liabilities - Federal tax basis       $(14,418)

Note E - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following expenses owed to the Managing General Partner and affiliates for the years ended December 31, 2000 and 1999 were paid or accrued:

                                                               2000      1999
                                                               (in thousands)

Property management fees (included in operating expense)      $1,041    $1,036

Reimbursement for services of affiliates (included in
 operating and general and administrative expenses
 and investment property)                                        774       931

During the years ended December 31, 2000 and 1999, affiliates of the Managing General Partner, were entitled to receive 5% of gross receipts from all of the Registrant's residential properties as compensation for providing property management services. The Registrant paid to such affiliates $1,041,000 and $1,036,000 for the years ended December 31, 2000 and 1999, respectively.

The Partnership Agreement provides for a fee equal to 7.5% of "net cash flow from operations", as defined in the Partnership Agreement to be paid to the Managing General Partner for executive and administrative management services. No fee was due in 2000 or 1999.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $774,000 and $931,000 for the years ended December 31, 2000 and 1999, respectively. Included in these amounts is approximately $206,000 and $570,000 of construction oversight reimbursements for the years ended December 31, 2000 and 1999, respectively.

Pursuant to the Partnership Agreement, the Managing General Partner is entitled to receive a distribution equal to 3% of the aggregate disposition price of sold properties. The Partnership paid a distribution of $186,000 to the Managing General Partner related to the sale of Cooper Point Plaza in 1999. This distribution is subordinate to the limited partners receiving their original capital contributions plus a cumulative preferred return of 6% per annum of their adjusted capital investment, as defined in the Partnership Agreement. If the limited partners have not received these returns when the Partnership terminates, the Managing General Partner will return this amount to the Partnership. No amounts were paid during the year ended December 31, 2000.

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

The Partnership was permitted to make advances to the Joint Venture as deemed appropriate by the Managing General Partner. These advances did not bear interest or have stated terms of repayment. In June 1999, the advance receivable was paid off from the proceeds of the sale of the golf course.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 29,349 limited partnership units in the Partnership representing 65.63% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. In this regard, on July 24, 2000, an affiliate of AIMCO commenced a tender offer to purchase any and all of the remaining partnership interests for a purchase price of $804. This offer expired on September 28, 2000 with a total of 1,996 units acquired by an affiliate of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.63% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

                                       40
Note F - Investment Properties and Accumulated Depreciation


                                               Initial Cost
                                              To Partnership
                                              (in thousands)

                                                      Buildings         Cost
                                                     and Related    Capitalized
                                                      Personal       Subsequent
       Description         Encumbrances     Land      Property     to Acquisition
                         (in thousands)                            (in thousands)
Investment Properties
Briarwood Apartments         $ 1,536     $  136        $ 1,409       $   435
Chambers Ridge Apts            5,306        527          7,823         4,329
Gateway Gardens Apts           6,191        255          6,206         1,895
Hunters Glen Apts IV           8,088      1,552          8,324         2,450
Hunters Glen Apts V            8,668      1,820          9,759         2,862
Hunters Glen Apts VI           9,022      1,981         10,620         2,982
Pickwick Place Apts            6,227        603          6,552         4,184
Twin Lake Towers Apts         10,706      1,115         12,806         5,891
  Totals                     $55,744     $7,989        $63,499       $25,028



                              Gross Amount At Which
                                     Carried
                              At December 31, 2000
                                 (in thousands)

                                    Buildings
                                      And
                                    Related
                                    Personal            Accumulated      Date    Depreciable
       Description         Land     Property   Total    Depreciation   Acquired   Life-Years
                                                      (in thousands)
Briarwood Apts             $ 136   $ 1,844   $ 1,980     $ 1,400       06/25/85     10-20
Chambers Ridge Apts          527    12,152    12,679       8,174       07/26/84     10-20
Gateway Gardens Apt          255     8,101     8,356       6,362       12/21/84     10-20
Hunters Glen Apt IV        1,552    10,774    12,326       7,964       01/31/85     10-40
Hunters Glen Apt V         1,820    12,621    14,441       9,228       01/31/85     10-40
Hunters Glen Apt VI        1,981    13,602    15,583       9,995       01/31/85     10-40
Pickwick Place Apts          603    10,736    11,339       6,831       05/11/84     10-20
Twin Lake Towers Apts      1,115    18,697    19,812      12,614       03/30/84     10-20
  Totals                  $7,989   $88,527   $96,516     $62,568

The depreciable lives included above are for the building and components. The depreciable lives for related personal property are for 5 to 7 years.

Reconciliation of "Investment Properties and Accumulated Depreciation":

                                                Years Ended December 31,
                                                  2000            1999
                                                     (in thousands)

Investment Properties

Balance at beginning of year                   $ 91,021         $102,413
    Property improvements                         5,570            7,975
    Dispositions of assets                          (75)         (19,367)

Balance at end of year                         $ 96,516         $ 91,021

Accumulated Depreciation

Balance at beginning of year                   $ 57,288         $ 65,275
    Additions charged to expense                  5,338            4,586
    Disposal of assets                              (58)         (12,573)

Balance at end of year                         $ 62,568         $ 57,288

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2000 and 1999, is approximately $103,908,000 and $99,363,000, respectively. The accumulated depreciation for Federal income tax purposes as of December 31, 2000 and 1999, is approximately $72,351,000 and $66,923,000, respectively.

Note G - Investment in Joint Venture

The Partnership had a 44.5% investment in Princeton Meadows Golf Course Joint Venture ("Joint Venture"). On February 26, 1999, the Joint Venture sold its only investment property, Princeton Meadows Golf Course, to an unaffiliated third party. The sale resulted in net proceeds of approximately $3,411,000 after payment of closing costs, and repayment of mortgage principal and accrued interest. The Joint Venture recorded a gain on sale of approximately $3,090,000 after the write-off of undepreciated fixed assets. In connection with the sale, a commission of approximately $153,000 was paid to the Joint Venture's managing general partner in accordance with the Joint Venture Agreement. The Partnership's 1999 pro-rata share of this gain is approximately $1,375,000 and its equity in loss on operations of the Joint Venture amounted to approximately $80,000. The Joint Venture also recognized an extraordinary loss on early extinguishment of debt of approximately $7,000 as a result of unamortized loan costs being written off.

The Joint Venture has no assets or liabilities at December 31, 2000.

The condensed statement of operations of the Joint Venture for the years ended December 31, 2000 and 1999, are summarized as follows (in thousands):

                                                    Years Ended
                                                   December 31,
                                                 2000        1999

Revenues                                      $   --       $   104
Costs and expenses                                --          (283)
Loss before gain on sale of
  investment property and extraordinary
  loss on extinguishment of debt                  --          (179)
Gain on sale of investment property               --         3,090
Extraordinary loss on extinguishment
  of debt                                         --            (7)
Net income (loss)                             $   --        $2,904

The Partnership recognized its 44.5% equity income of approximately $1,295,000 in the Joint Venture for the year ended December 31, 1999. The Partnership also recognized an extraordinary loss on extinguishment of debt of $3,000 for the year ended December 31, 1999. Due to the sale of Princeton Meadows Golf Course in February 1999, the Joint Venture had no operations for the year ended December 31, 2000. During the fourth quarter of 2000, all the remaining assets of the Joint Venture were liquidated and a final distribution was made to the partners.

Note H - Casualties

During the year ended December 31, 2000, a net casualty gain of approximately $506,000 was recorded at Pickwick Place Apartments. The casualty gain related to a fire that destroyed the indoor tennis courts and a nearby maintenance shed in August 1999. The gain was a result of insurance proceeds of approximately $506,000. The destroyed assets were fully depreciated.

During the year ended December 31, 2000, a net casualty gain of approximately $547,000 was recorded at Southpointe Apartments. The casualty gain related to a fire at the property in October 1998. The gain was a result of insurance proceeds of approximately $517,000 and a $30,000 reduction in the payment to Yanesh Brothers Construction from that previously accrued (see "Note J - Legal Proceedings"). The damaged property was written-off in 1999.

During the year ended December 31, 1999, a net casualty loss of approximately $160,000 was recorded at Southpointe Apartments. The casualty loss resulted from the write-off of assets that were replaced in 1999 as a result of damage caused by a fire at the property in October 1998.

Note I - Sale of Properties

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

On August 6, 1999, the Partnership sold Southpointe Apartments to an unaffiliated third party. Upon closing, the purchaser agreed to assume the mortgage note payable and other liabilities encumbering the property of approximately $11,017,000 and to pay the related accrued interest of approximately $487,000 and outstanding property taxes and other liabilities of approximately $199,000. Consequently, the Registrant received no proceeds relating to this transaction. The Partnership realized a gain of approximately $8,528,000 on the sale. Revenues from Southpointe Apartments included in the accompanying consolidated statements of operations were $38,000 and $1,227,000 for the years ended December 31, 2000 and 1999, respectively.

Note J - Segment Reporting

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

Segment information for the years 2000 and 1999 is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

2000                                    Residential      Other       Totals

Rental income                             $19,407         $ --      $19,407
Other income                                1,500            73       1,573
Casualty gain                               1,053            --       1,053
Interest expense                            4,780            --       4,780
Depreciation                                5,338            --       5,338
General and administrative expense             --           771         771
Segment profit (loss)                       2,960          (697)      2,263
Total assets                               39,730           758      40,488
Capital expenditures                        5,570            --       5,570


1999                                    Residential      Other       Totals
Rental income                             $19,778         $ --      $19,778
Other income                                1,243           232       1,475
Interest expense                            5,490             6       5,496
Depreciation                                4,586            --       4,586
General and administrative expense             --           592         592
Casualty loss                                (160)           --        (160)
Gain on sale of investment
  properties                                8,528         2,363      10,891
Equity in income of Joint Venture              --         1,295       1,295
Extraordinary loss on the
 extinguishment of debt                        --          (556)       (556)
Equity in extraordinary loss on
 debt extinguishment of Joint
 Venture                                       --            (3)         (3)
Segment profit                              9,804         2,712      12,516
Total assets                               40,479         3,227      43,706
Capital expenditures for investment
 properties                                 7,975            --       7,975

Note K - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001 and defendants are scheduled to respond to the complaint by March 2, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

Yanesh Brothers Construction commenced an action against the Partnership entitled Yanesh Brothers Construction Company, Inc. v. Insignia Residential Group, L.P., AIMCO Management Company, et al. in the Court of Common Pleas in Lake County, Ohio. The plaintiff was hired by AIMCO on behalf of the Partnership to repair damages caused by a fire at Southpointe Apartments in October 1998. The plaintiff sought payment of $330,000 under its repair contract. Although the Partnership had insured Southpointe Apartments against this type of loss, the insurance company refused to pay the claim. The plaintiff was seeking recovery, in the alternative, from the owner and manager of the property. The Partnership's insurance broker and the property damage insurer were added as third party defendants to the Yanesh Brothers claim. The Partnership had recorded a reserve for $330,000, which was the amount of the claim. In November 2000, the Partnership reached an agreement on a settlement in principle, pursuant to which the Partnership received approximately $517,000 in full payment of its insurance claim and the Partnership paid Yanesh $300,000 in full payment of its claim under the construction contract.

The Partnership is a party to certain legal actions resulting from its operating activities. These actions are routine litigation and administrative proceedings arising in the ordinary course of business and none of which are expected to have a material adverse effect on the consolidated financial condition or results of operations of the Partnership.

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

The names of the directors and executive officers of ARC II, their ages and the nature of all positions with ARC II presently held by them are as follows:

Name                        Age    Position

Patrick J. Foye              43    Executive Vice President and Director
Martha L. Long               41    Senior Vice President and Controller

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

Martha L. Long has been Senior Vice President and Controller of the Managing General Partner since October 1998 as a result of the acquisition of Insignia Financial Group, Inc. As of February 2001, Ms. Long was also appointed head of the service business for AIMCO. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of
Section 15(d) of such Act: Further, one or more of the above persons are also directors and/or officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

The executive officers and director of the Managing General Partner fulfill the obligations of the Audit Committee and oversee the Partnership's financial reporting process on behalf of the Managing General Partner. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the executive officers and director of the Managing General Partner reviewed the audited financial statements with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the financial statements.

The executive officers and director of the Managing General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under generally accepted auditing standards. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the Managing General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Managing General Partner has approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2000 for filing with the Securities and Exchange Commission.

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were annual audit services of approximately $76,000 and non-audit services (principally tax-related) of approximately $38,000.

Item 10. Executive Compensation

None of the directors and officers of the Managing General Partner received any remuneration from the Registrant.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partner Units of the Registrant as of December 31, 2000.

Entity                                  Number of Units      Percentages

Cooper River Properties LLC
(an affiliate of AIMCO)                       4,607            10.30%
Broad River Properties
(an affiliate of AIMCO)                       8,002            17.89%
Insignia Properties, LP
(an affiliate of AIMCO)                       1,824             4.08%
AIMCO Properties, LP
(an affiliate of AIMCO)                      14,916            33.36%

Cooper River Properties, LLC, Broad River Properties and Insignia Properties LP are indirectly ultimately owned by AIMCO. The business address for all except AIMCO Properties LP is 55 Beattie Place, Greenville, SC 29602.

AIMCO Properties, LP is indirectly ultimately controlled by AIMCO. Its business address is 2000 South Colorado Blvd., Denver, Colorado 80222.

The Partnership knows of no contractual arrangements, the operation of the terms of which may at a subsequent date result in a change in control of the Partnership, except for: Article 12.1 of the Partnership Agreement which provides that upon a vote of the Limited Partners holding more than 50% of the then outstanding Limited Partnership Units the General Partners may be expelled from the Partnership upon 90 days written notice. In the event that successor general partners have been elected by Limited Partners holding more than 50% of the then outstanding Limited Partnership Units and if said Limited Partners elect to continue the business of the Partnership, the Partnership is required to pay in cash to the expelled Managing General Partner an amount equal to the accrued and unpaid management fee described in Article 10 of the Partnership Agreement and to purchase the General Partners' interest in the Partnership on the effective date of the expulsion, which shall be an amount equal to the difference between (i) the balance of the General Partner's capital account and
(ii) the fair market value of the share of Distributable Net Proceeds to which the General Partners would be entitled. Such determination of the fair market value of the share of Distributable Net Proceeds is defined in Article 12.2(ii) of the Partnership Agreement.

Item 12. Certain Relationships and Related Transactions

No transactions have occurred between the Partnership and any officer or director of ARC II.

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following expenses owed to the Managing General Partner and affiliates for the years ended December 31, 2000 and 1999 were paid or accrued:

                                                               2000      1999
                                                               (in thousands)

Property management fees                                      $1,041    $1,036

Reimbursement for services of affiliates                         774       931

During the years ended December 31, 2000 and 1999, affiliates of the Managing General Partner, were entitled to receive 5% of gross receipts from all of the Registrant's residential properties as compensation for providing property management services. The Registrant paid to such affiliates $1,041,000 and $1,036,000 for the years ended December 31, 2000 and 1999, respectively.

The Partnership Agreement provides for a fee equal to 7.5% of "net cash flow from operations", as defined in the Partnership Agreement to be paid to the Managing General Partner for executive and administrative management services. No fee was due in 2000 or 1999.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $774,000 and $931,000 for the years ended December 31, 2000 and 1999, respectively. Included in these amounts is approximately $206,000 and $570,000 of construction oversight reimbursements for the years ended December 31, 2000 and 1999, respectively.

Pursuant to the Partnership Agreement, the Managing General Partner is entitled to receive a distribution equal to 3% of the aggregate disposition price of sold properties. The Partnership paid a distribution of $186,000 to the Managing General Partner related to the sale of Cooper Point Plaza in 1999. This distribution is subordinate to the limited partners receiving their original capital contributions plus a cumulative preferred return of 6% per annum of their adjusted capital investment, as defined in the Partnership Agreement. If the limited partners have not received these returns when the Partnership terminates, the Managing General Partner will return this amount to the Partnership. No amounts were paid during the year ending December 31, 2000.

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

The Partnership was permitted to make advances to the Joint Venture as deemed appropriate by the Managing General Partner. These advances did not bear interest or have stated terms of repayment. In June 1999, the advance receivable was paid off from the proceeds of the sale of the golf course.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 29,349 limited partnership units in the Partnership representing 65.63% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. In this regard, on July 24, 2000, an affiliate of AIMCO commenced a tender offer to purchase any and all of the remaining partnership interests for a purchase price of $804. This offer expired on September 28, 2000 with a total of 1,996 units acquired by an affiliate of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.63% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

                                     PART IV


Item 13. Exhibits and Reports on Form 8-K

(a)   Exhibits:

               None.

         (b)   Reports on Form 8-K filed during the fourth quarter of 2000:

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


                                 Date:  March 28, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.

/s/Patrick J. Foye        Executive Vice President    Date: March 28, 2001
Patrick J. Foye           and Director


/s/Martha L. Long         Senior Vice President       Date: March 28, 2001
Martha L. Long            and Controller

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

      10.18 Purchase and Sale Agreement dated January 4, 1999, between Cooper Point Plaza, LLC and Angeles Partners XII for sale of Cooper Pointe Plaza filed with Form 10-KSB for the year ended December 31, 2000.

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