Form 10QSB
period 2001-03-31
ANGELES PARTNERS XII
filed 2001-05-15
CIK 720392

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

                   For the quarterly period ended March 31, 2001


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
                          (in thousands, except unit data)

                                 March 31, 2001



Assets
   Cash and cash equivalents                                                $  2,180
   Receivables and deposits                                                    1,061
   Restricted escrows                                                            844
   Other assets                                                                1,052
   Investment properties:
      Land                                                    $  7,989
      Buildings and related personal property                   89,460
                                                                97,449
      Less accumulated depreciation                            (63,956)       33,493
                                                                             $38,630

Liabilities and Partners' Capital (Deficit)
Liabilities
   Accounts payable                                                         $    381
   Tenant security deposit liabilities                                           969
   Accrued property taxes                                                      1,136
   Other liabilities                                                           1,039
   Mortgage notes payable                                                     55,150

Partners' Capital (Deficit)
   General partners                                              $ 78
   Limited partners (44,718 units issued and
      outstanding)                                             (20,123)     (20,045)
                                                                           $ 38,630


            See Accompanying Notes to Consolidated Financial Statements

b)

                              ANGELES PARTNERS XII
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)

                                                           Three Months Ended
                                                                March 31,
                                                            2001        2000
Revenues:
   Rental income                                         $ 5,041     $ 4,727
   Other income                                              448         313
   Casualty gain (Note C)                                     62         380
      Total revenues                                       5,551       5,420
Expenses:
   Operating                                               1,912       1,678
   General and administrative                                204         142
   Depreciation                                            1,375       1,343
   Interest                                                1,193       1,199
   Property taxes                                            779         591
      Total expenses                                       5,463       4,953
Net income                                               $    88     $   467
Net income allocated to general partners                 $     1     $     5
Net income allocated to limited partners                      87         462
                                                         $    88     $   467
Net income per limited partnership unit                  $  1.95     $ 10.33
Distributions per limited partnership unit               $ 38.73     $    --


            See Accompanying Notes to Consolidated Financial Statements

c)

                              ANGELES PARTNERS XII
          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)
                          (in thousands, except unit data)



                                     Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners       Total

Original capital contributions         44,773       $     1      $ 44,773     $ 44,774

Partners' capital (deficit) at
   December 31, 2000                   44,718       $    95      $(18,478)    $(18,383)

Distributions to partners                  --           (18)       (1,732)      (1,750)

Net income for the three months
   ended March 31, 2001                    --             1            87           88

Partners' capital (deficit)
   at March 31, 2001                   44,718       $    78      $(20,123)    $(20,045)


            See Accompanying Notes to Consolidated Financial Statements

d)
                              ANGELES PARTNERS XII
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)


                                                                 Three Months Ended
                                                                       March 31,
                                                                  2001        2000
Cash flows from operating activities:
  Net income                                                    $     88     $    467
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                    1,375        1,343
   Amortization of discounts and loan costs                           68           69
   Casualty gain                                                     (62)        (380)
   Change in accounts:
      Receivables and deposits                                      (131)         811
      Other assets                                                  (278)        (149)
      Accounts payable                                              (312)         250
      Tenant security deposit liabilities                             36           (7)
      Accrued property taxes                                         314          309
      Other liabilities                                              231            6
       Net cash provided by operating activities                   1,329        2,719

Cash flows from investing activities:
  Property improvements and replacements                          (1,171)      (3,140)
  Insurance proceeds received                                         75           --
  Net receipts from restricted escrows                                50           24

       Net cash used in investing activities                      (1,046)      (3,116)

Cash flows from financing activities:
  Payments on mortgage notes payable                                (225)        (220)
  Distributions to partners                                       (1,750)        (120)
       Net cash used in financing activities                      (1,975)        (340)

Net decrease in cash and cash equivalents                         (1,692)        (737)

Cash and cash equivalents at beginning of period                   3,872        6,891

Cash and cash equivalents at end of period                      $ 2,180       $ 6,154

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 1,124       $ 1,130

At December 31, 2000, approximately $255,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements for the three months ended March 31, 2001.


            See Accompanying Notes to Consolidated Financial Statements

e)

                              ANGELES PARTNERS XII
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Partners XII (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO").

Principles of Consolidation

The consolidated financial statements of the Partnership include its 99.99% limited partnership interest in Pickwick Place AP XII LP. Because the Partnership may remove the general partner of Pickwick Place AP XII LP, this partnership is controlled and consolidated by the Partnership. The consolidated financial statements also include the Partnership's interests in AP XII Associate GP, LLC, Hunters Glen Phase I GP, LLC and Hunters Glen Phase V GP, LLC, single member limited liability corporations, which are wholly-owned by the Registrant. All significant inter-partnership balances have been eliminated. Minority interest is immaterial and not shown separately in the financial statements.

Segment Reporting: Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS 131, the Partnership has only one reportable segment. The Corporate General Partner believes that segment based disclosures will not result in a more meaningful presentation than the consolidated financial statements as currently presented.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments owed to the Managing General Partner and its affiliates during the three months ended March 31, 2001 and 2000 were paid or accrued:

                                                              2001       2000
                                                              (in thousands)

   Property management fees (included in
     operating expense)                                       $269       $251
   Reimbursement for services of affiliates (included
     in investment properties and operating and general
     and administrative expenses)                              173        142

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from all of the Registrant's residential properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $269,000 and $251,000 for the three months ended March 31, 2001 and 2000, respectively.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $173,000 and $142,000 for the three months ended March 31, 2001 and 2000, respectively.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 29,391 limited partnership units (the "Units") in the Partnership representing 65.73% of the outstanding Units at March 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.73% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

Note C - Casualty Gain

During the three months ended March 31, 2001, a net casualty gain of approximately $62,000 was recorded at Hunters Glen V Apartments. The casualty gain related to two separate fires which destroyed a total of seven units during May 2000. The gain was a result of insurance proceeds of approximately $75,000, net of the write off of net fixed assets of approximately $13,000.

During the three months ended March 31, 2000, a net casualty gain of approximately $380,000 was recorded at Pickwick Place Apartments. The casualty gain related to a fire that destroyed the indoor tennis courts and nearby maintenance shed in August 1999. The gain was the result of insurance proceeds of approximately $380,000. The destroyed property was fully depreciated.

Note D - Distributions

During the three months ended March 31, 2001, the Partnership declared and paid distributions of approximately $1,750,000 (approximately $1,732,000 to the limited partners or $38.73 per limited partnership unit) from operations. During the three months ended March 31, 2000, the Partnership paid a distribution of approximately $120,000 (approximately $119,000 to the limited partners or $2.66 per limited partnership unit) relating to a distribution payable from operations declared at December 31, 1999.

Note E - Legal Proceedings

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001 and defendants are scheduled to respond to the complaint by March 2, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. The demurrer is scheduled to be heard on May 14, 2001. The Court has also scheduled a hearing on a motion for class certification for August 27, 2001. Plaintiffs must file their motion for class certification no later than June 15, 2001. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of eight apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2001 and 2000:

                                                   Average Occupancy
      Property                                      2001       2000

      Hunters Glen - IV Apartments                  97%        97%
        Plainsboro, New Jersey
      Hunters Glen - V Apartments                   95%        97%
        Plainsboro, New Jersey
      Hunters Glen - VI Apartments                  98%        98%
        Plainsboro, New Jersey
      Gateway Gardens Apartments (1)                97%        94%
        Cedar Rapids, Iowa
      Chambers Ridge Apartments                     96%        95%
        Harrisburg, Pennsylvania
      Briarwood Apartments                          97%        99%
        Cedar Rapids, Iowa
      Twin Lake Towers Apartments (2)               93%        98%
        Westmont, Illinois
      Pickwick Place Apartments                     91%        90%
        Indianapolis, Indiana

(1) The occupancy at Gateway Gardens has increased due to improved resident relations and the addition of a community manager.
(2) The occupancy at Twin Lake Apartments has decreased due to many tenants not renewing as a result of the water submetering program. The property has increased marketing efforts to combat the occupancy decrease.

Results from Operations

The Partnership's net income for the three months ended March 31, 2001 was approximately $88,000 compared to net income of approximately $467,000 for the corresponding period in 2000. During the three months ended March 31, 2001 and 2000, the Partnership recognized one casualty gain in each of the three month periods.

During the three months ended March 31, 2000, a net casualty gain of approximately $380,000 was recorded at Pickwick Place Apartments. The casualty gain related to a fire that destroyed the indoor tennis courts and nearby maintenance shed in August 1999. The gain was the result of insurance proceeds of approximately $380,000. The destroyed property was fully depreciated.

During the three months ended March 31, 2001, a net casualty gain of approximately $62,000 was recorded at Hunters Glen V Apartments. The casualty gain related to two separate fires which destroyed a total of seven units during May 2000. The gain was a result of insurance proceeds of approximately $75,000, net of the write off of net fixed assets of approximately $13,000.

Excluding the impact of the casualty gains, income was approximately $26,000 for the three months ended March 31, 2001 as compared to approximately $87,000 for the three months ended March 31, 2000. This decrease was due to an increase in total expenses partially offset by an increase in total revenues. The increase in total expenses was primarily the result of an increase in operating, depreciation, property tax and general and administrative expenses. Operating expense increased due to increased salaries and utility bills, especially the cost of natural gas, at several properties, and increased contract work at Pickwick Place Apartments. Depreciation expense increased due to property improvements and replacements at the properties during the year ended December 31, 2000 and the first quarter of 2001. General and administrative expense increased due to increased costs associated with general partner reimbursements allowed under the Partnership Agreement. Property tax expense increased due to an increase in the assessed values at Hunter's Glen IV Apartments, Hunter's Glen V Apartments and Hunter's Glen VI Apartments a portion of which related to an increase in the assessed tax for 2000.

Included in general and administrative expenses for both of the three month periods ended March 31, 2001 and 2000 are reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

The increase in total revenues was primarily attributable to an increase in rental and other income. Rental income increased due to increased rental rates at all properties and increased occupancy at Gateway Gardens Apartments. Other income increased due to a tax refund received for a property which was sold in August 1999, increased collections of lease cancellation fees, late fees and cleaning and damage fees at several properties, increased laundry income at Pickwick Place Apartments and higher average cash balances in interest bearing accounts.

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

Liquidity and Capital Resources

At March 31, 2001, the Partnership had cash and cash equivalents of approximately $2,180,000 as compared to approximately $6,154,000 at March 31, 2000. Cash and cash equivalents decreased approximately $1,692,000 for the three months ended March 31, 2001 from the Registrant's year ended December 31, 2000. The decrease is primarily due to approximately $1,975,000 and $1,046,000 of cash used in financing and investing activities, respectively, partially offset by approximately $1,329,000 of cash provided by operating activities. Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Registrant's properties and distributions to partners. Cash used in investing activities consisted primarily of property improvements and replacements, which was slightly offset by net receipts from restricted escrows maintained by the mortgage lender and insurance proceeds. The Registrant invests its working capital reserves in interest bearing accounts.

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

Hunters Glen Apartments IV

The Partnership has budgeted approximately $1,299,000 in capital improvements at Hunters Glen IV Apartments consisting primarily of floor covering, cabinet and appliance replacements, carport improvements and a water submetering project. During the three months ended March 31, 2001, the Partnership spent approximately $209,000 in capital improvements consisting primarily of major structural improvements, cabinet, floor covering and appliance replacements and a water submetering project. These improvements were funded from operating cash flow.

Hunters Glen Apartments V

The Partnership has budgeted approximately $1,527,000 in capital improvements at Hunters Glen V Apartments consisting primarily of floor covering, cabinet and appliance replacements, carport improvements and a water submetering project. During the three months ended March 31, 2001, the Partnership spent approximately $123,000 in capital improvements consisting primarily of cabinet and floor covering replacements and a water submetering project. These improvements were funded from operating cash flow and insurance proceeds.

Hunters Glen Apartments VI

The Partnership has budgeted approximately $1,652,000 in capital improvements at Hunters Glen VI Apartments consisting primarily of floor covering, cabinet and appliance replacements, carport improvements and a water submetering project. During the three months ended March 31, 2001, the Partnership spent approximately $138,000 in capital improvements consisting primarily of cabinet and floor covering replacements and a water submetering project. These improvements were funded from operating cash flow and replacement reserves.

Gateway Gardens Apartments

The Partnership has budgeted approximately $90,000 in capital improvements at Gateway Gardens Apartments consisting primarily of floor covering and appliance replacements and heating improvements. During the three months ended March 31, 2001, the Partnership spent approximately $21,000 in capital improvements consisting primarily of floor covering replacements and heating improvements. These improvements were funded from operating cash flow.

Chambers Ridge Apartments

The Partnership has budgeted approximately $1,027,000 in capital improvements at Chambers Ridge Apartments consisting primarily of a recreational facility and floor covering and cabinet replacements. During the three months ended March 31, 2001, the Partnership spent approximately $240,000 in capital improvements consisting primarily of a recreational facility and floor covering and cabinet replacements. These improvements were funded from operating cash flow and replacement reserves.

Briarwood Apartments

The Partnership has budgeted approximately $20,000 in capital improvements at Briarwood Apartments consisting primarily of floor covering and air conditioning replacements. During the three months ended March 31, 2001, there were no capital improvements at the property.

Twin Lake Towers Apartments

The Partnership has budgeted approximately $110,000 in capital improvements at Twin Lake Towers Apartments consisting primarily of floor covering and appliance replacements and heating and air conditioning upgrades. During the three months ended March 31, 2001, the Partnership spent approximately $66,000 in capital improvements consisting primarily of floor covering, plumbing fixture and appliance replacements. These improvements were funded from operating cash flow.

Pickwick Place Apartments

The Partnership has budgeted approximately $92,000 in capital improvements at Pickwick Place Apartments consisting primarily of floor covering and appliance replacements. During the three months ended March 31, 2001, the Partnership spent approximately $119,000 in capital improvements consisting primarily of floor covering and appliance replacements. These improvements were funded from operating cash flow.

The additional capital expenditures will be incurred only if cash is available from operations, capital reserve accounts or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The Registrant's mortgage indebtedness encumbering its properties amounts to approximately $55,150,000, net of unamortized discounts, with maturity dates ranging from
October 2003 to May 2005, during which time balloon payments totaling $52,778,000 are due. The Managing General Partner may attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

During the three months ended March 31, 2001, the Partnership declared and paid distributions of approximately $1,750,000 (approximately $1,732,000 to the limited partners or $38.73 per limited partnership unit) from operations. During the three months ended March 31, 2000, the Partnership paid a distribution of approximately $120,000 (approximately $119,000 to the limited partners or $2.66 per limited partnership unit) relating to a distribution payable from operations declared at December 31, 1999. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of the debt maturities, refinancings and/or property sales. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures, to permit further distributions to its partners during the remainder of 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 29,391 limited partnership units (the "Units") in the Partnership representing 65.73% of the outstanding Units at March 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.73% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001 and defendants are scheduled to respond to the complaint by March 2, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. The demurrer is scheduled to be heard on May 14, 2001. The Court has also scheduled a hearing on a motion for class certification for August 27, 2001. Plaintiffs must file their motion for class certification no later than June 15, 2001. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b) Reports  on Form 8-K filed  during the  quarter  ended  March 31,
                2001:

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

                                 Date:   May 15, 2001