Form 10QSB
period 2001-06-30
ANGELES PARTNERS XII
filed 2001-08-08
CIK 720392

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

                    For the quarterly period ended June 30, 2001


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
                          (in thousands, except unit data)

                                  June 30, 2001



Assets
   Cash and cash equivalents                                                $  1,327
   Receivables and deposits (net of allowance for
      doubtful accounts of $78)                                                  946
   Restricted escrows                                                            665
   Other assets                                                                  733
   Investment properties:
      Land                                                    $  7,598
      Buildings and related personal property                   80,593
                                                                88,191
      Less accumulated depreciation                            (57,292)       30,899
                                                                            $ 34,570

Liabilities and Partners' Capital (Deficit)
Liabilities
   Accounts payable                                                         $    579
   Tenant security deposit liabilities                                           893
   Accrued property taxes                                                        726
   Other liabilities                                                             508
   Mortgage notes payable                                                     47,335

Partners' Capital (Deficit)
   General partners                                             $ 124
   Limited partners (44,718 units issued and
      outstanding)                                             (15,595)      (15,471)
                                                                            $ 34,570


            See Accompanying Notes to Consolidated Financial Statements

b)
                              ANGELES PARTNERS XII
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)


                                             Three Months Ended       Six Months Ended
                                                  June 30,                June 30,
                                              2001       2000        2001         2000
Revenues:
   Rental income                           $ 4,770    $ 4,820     $ 9,811     $ 9,547
   Other income                                286        491         734         804
   Casualty gain (Note C)                        4         --          66         380
   Gain on sale of investment
     properties (Note E)                    12,921         --      12,921          --
        Total revenues                      17,981      5,311      23,532      10,731

Expenses:
   Operating                                 1,776      1,708       3,688       3,386
   General and administrative                  183        147         387         289
   Depreciation                              1,327      1,332       2,702       2,675
   Interest                                  1,114      1,213       2,307       2,412
   Property taxes                              602        424       1,381       1,015
        Total expenses                       5,002      4,824      10,465       9,777

Income before extraordinary loss            12,979        487      13,067         954

Extraordinary loss on early
  extinguishment of debt (Note E)             (748)        --        (748)         --

Net income                                 $12,231    $   487     $12,319     $   954

Net income allocated to general
   partners                                $   578    $     5     $   579     $    10
Net income allocated to limited
   partners                                 11,653        482      11,740         944

                                           $12,231    $   487     $12,319     $   954

Net income per limited partnership unit:
   Income before extraordinary loss        $277.16    $ 10.78     $279.10     $ 21.11
   Extraordinary loss                       (16.57)        --      (16.57)         --
                                           $260.59    $ 10.78     $262.53     $ 21.11

 Distributions per limited partnership
  unit                                     $159.33    $ 86.97     $198.06     $ 86.97


            See Accompanying Notes to Consolidated Financial Statements

c)

                              ANGELES PARTNERS XII
          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)
                          (in thousands, except unit data)



                                      Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners       Total

Original capital contributions         44,773       $     1      $ 44,773     $ 44,774

Partners' capital (deficit) at
   December 31, 2000                   44,718       $    95      $(18,478)    $(18,383)

Distributions to partners                  --          (550)       (8,857)      (9,407)

Net income for the six months
   ended June 30, 2001                     --           579        11,740       12,319

Partners' capital (deficit)
   at June 30, 2001                    44,718       $   124      $(15,595)    $(15,471)


            See Accompanying Notes to Consolidated Financial Statements


d)
                              ANGELES PARTNERS XII
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (in thousands)


                                                                  Six Months Ended
                                                                        June 30,
                                                                  2001        2000
Cash flows from operating activities:
  Net income                                                    $ 12,319      $ 954
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                  2,702       2,675
     Amortization of discounts and loan costs                        138         139
     Gain on sale of investment properties                       (12,921)         --
     Extraordinary loss on extinguishment of debt                    748          --
     Casualty gain                                                   (66)       (380)
     Change in accounts:
      Receivables and deposits                                       (16)        829
      Other assets                                                   (93)       (115)
      Accounts payable                                              (349)        501
      Tenant security deposit liabilities                            (40)         (4)
      Accrued property taxes                                         (96)         41
      Other liabilities                                             (300)        (29)
       Net cash provided by operating activities                   2,026       4,611

Cash flows from investing activities:
  Property improvements and replacements                          (2,285)     (4,229)
  Net receipts from (deposits to) restricted escrows                 229        (133)
  Insurance proceeds received                                         79          --
  Net proceeds from sale of investment properties                 15,537          --
       Net cash provided by (used in) investing activities        13,560      (4,362)

Cash flows from financing activities:
  Payments on mortgage notes payable                                (448)       (426)
  Repayment of mortgage notes payable                             (7,671)         --
  Distributions to partners                                       (9,407)     (4,048)
  Prepayment penalties paid                                         (605)         --
       Net cash used in financing activities                     (18,131)     (4,474)

Net decrease in cash and cash equivalents                         (2,545)     (4,225)

Cash and cash equivalents at beginning of period                   3,872       6,891

Cash and cash equivalents at end of period                      $ 1,327      $ 2,666

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 2,194      $ 2,273

At December 31, 2000, approximately $255,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements for the six months ended June 30, 2001.

            See Accompanying Notes to Consolidated Financial Statements


e)

                              ANGELES PARTNERS XII
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Partners XII (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Principles of Consolidation

The consolidated financial statements of the Partnership include its 99.99% limited partnership interest in Pickwick Place AP XII LP. Because the Partnership may remove the general partner of Pickwick Place AP XII LP, this partnership is controlled and consolidated by the Partnership. The consolidated financial statements also include the Partnership's interests in AP XII Associate GP, LLC, Hunters Glen Phase I GP, LLC and Hunters Glen Phase V GP, LLC. Each are single member limited liability corporations, which are wholly-owned by the Registrant. All significant interpartnership balances have been eliminated. Minority interest is immaterial and not shown separately in the financial statements.

Segment Reporting: Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS 131, the Partnership has only one reportable segment. The Managing General Partner believes that segment based disclosures will not result in a more meaningful presentation than the consolidated financial statements as currently presented.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments owed to the Managing General Partner and its affiliates during the six months ended June 30, 2001 and 2000 were paid or accrued:

                                                              2001       2000
                                                              (in thousands)
   Property management fees (included in
     operating expense)                                       $532       $508
   Reimbursement for services of affiliates (included
     in investment properties and operating and general
     and administrative expenses)                              414        324
   Disposition fee (included in general partner
     distribution)                                             460         --

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from all of the Registrant's residential properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $532,000 and $508,000 for the six months ended June 30, 2001 and 2000, respectively.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $414,000 and $324,000 for the six months ended June 30, 2001 and 2000, respectively. Included in these expenses at June 30, 2001 and 2000 are reimbursement of approximately $138,000 and $144,000, respectively, for construction oversight costs.

Pursuant to the Partnership Agreement, the Managing General Partner is entitled to receive a distribution equal to 3% of the aggregate disposition price of sold properties. The Partnership paid distributions of $646,000 to the Managing General Partner related to the sales of Gateway Gardens Apartments and Briarwood Apartments in 2001 and Cooper Point Plaza in 1999. These distributions are subordinate to the limited partners receiving their original capital contributions plus a cumulative preferred return of 6% per annum of their adjusted capital investment, as defined in the Partnership Agreement. If the limited partners have not received these returns when the Partnership terminates, the Managing General Partner will return this amount to the Partnership.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 30,265 limited partnership units (the "Units") in the Partnership representing 67.68% of the outstanding Units at June 30, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 67.68% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

Note C - Casualty Gain

During the six months ended June 30, 2001, a net casualty gain of approximately $66,000 was recorded at Hunters Glen V Apartments. The casualty gain related to two separate fires which destroyed a total of seven units during May 2000. The gain was a result of the receipt of insurance proceeds of approximately $79,000, net of the write off of undepreciated fixed assets of approximately $13,000.

During the six months ended June 30, 2000, a net casualty gain of approximately $380,000 was recorded at Pickwick Place Apartments. The casualty gain related to a fire that destroyed the indoor tennis courts and nearby maintenance shed in August 1999. The gain was the result of the receipt of insurance proceeds of approximately $380,000. The destroyed property was fully depreciated.

Note D - Distributions

During the six months ended June 30, 2001, the Partnership declared and paid distributions of approximately $3,153,000 (approximately $3,121,000 to the limited partners or $69.79 per limited partnership unit) from operations and approximately $6,254,000 (approximately $5,736,000 to the limited partners or $128.27 per limited partnership unit) from the net proceeds of the sales of Gateway Gardens Apartments and Briarwood Apartments. During the six months ended June 30, 2000, the Partnership paid a distribution from operations of approximately $3,928,000 (approximately $3,889,000 to the limited partners or $86.97 per limited partnership unit). In addition, the Partnership paid a distribution of approximately $120,000 (approximately $119,000 to the limited partners or $2.66 per limited partnership unit) relating to a distribution payable from operations declared at December 31, 1999.

Note E - Sale of Properties

On May 11, 2001, the Partnership sold Gateway Gardens Apartments to an unrelated third party, for net proceeds of approximately $11,833,000 after payment of closing costs. The Partnership realized a gain of approximately $9,864,000 as a result of the sale. The Partnership used approximately $6,146,000 of the net proceeds to repay the mortgages encumbering the property. In addition, the Partnership recorded an extraordinary loss on early extinguishment of debt of approximately $596,000 as a result of prepayment penalties and unamortized loan costs and debt discount being written off.

On May 11, 2001, the Partnership sold Briarwood Apartments to an unrelated third party, for net proceeds of approximately $2,639,000 after payment of closing costs. The Partnership realized a gain of approximately $1,992,000 as a result of the sale. The Partnership used approximately $1,525,000 of the net proceeds to repay the mortgages encumbering the property. In addition, the Partnership recorded an extraordinary loss on early extinguishment of debt of approximately $152,000 as a result of prepayment penalties and unamortized loan costs and debt discount being written off.

The following pro-forma information reflects the operations of the Partnership as if Gateway Gardens and Briarwood Apartments had been sold January 1, 2000 (in thousands, except unit data).

                                    Six Months Ended            Year Ended
                              June 30, 2001  June 30, 2000   December 31, 2000
     Revenues                    $ 9,499        $ 9,255          $18,501
     Total expenses                9,279          8,387           17,089
     Net income                  $   220        $   868          $ 1,412
     Income per limited
       partnership unit          $  4.87        $ 19.22          $ 31.26

Note F - Legal Proceedings

In March 1998, several putative unitholders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001 and defendants are scheduled to respond to the complaint by March 2, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. Plaintiffs have until August 16, 2001 to file a fourth amended complaint. The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of six apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2001 and 2000:

                                                   Average Occupancy
      Property                                      2001       2000

      Hunters Glen - IV Apartments                  97%        97%
        Plainsboro, New Jersey
      Hunters Glen - V Apartments                   96%        96%
        Plainsboro, New Jersey
      Hunters Glen - VI Apartments                  97%        97%
        Plainsboro, New Jersey
      Chambers Ridge Apartments                     96%        96%
        Harrisburg, Pennsylvania
      Twin Lake Towers Apartments (1)               93%        97%
        Westmont, Illinois
      Pickwick Place Apartments                     91%        90%
        Indianapolis, Indiana

(1) The occupancy at Twin Lake Towers Apartments has decreased due to many tenants not renewing as a result of the water submetering program. The property has increased marketing efforts to combat the occupancy decrease.

Results from Operations

The Partnership's net income for the six months ended June 30, 2001 was approximately $12,319,000 compared to net income of approximately $954,000 for the corresponding period in 2000. The Partnership recorded net income of approximately $12,231,000 for the three months ended June 30, 2001 compared to net income of approximately $487,000 for the three months ended June 30, 2000. The increase in net income for the three and six months ended June 30, 2001 is primarily due to the increase in total revenues resulting from the gain on sale of Gateway Gardens and Briarwood Apartments in the second quarter of 2001, slightly offset by a decrease in casualty gain.

On May 11, 2001, the Partnership sold Gateway Gardens Apartments to an unrelated third party, for net proceeds of approximately $11,833,000 after payment of closing costs. The Partnership realized a gain of approximately $10,714,000 as a result of the sale. The Partnership used approximately $6,146,000 of the net proceeds to repay the mortgages encumbering the property. In addition, the Partnership recorded an extraordinary loss on early extinguishment of debt of approximately $596,000 as a result of prepayment penalties and unamortized loan costs and debt discount being written off.

On May 11, 2001, the Partnership sold Briarwood Apartments to an unrelated third party, for net proceeds of approximately $2,197,000 after payment of closing costs. The Partnership realized a gain of approximately $2,197,000 as a result of the sale. The Partnership used approximately $1,525,000 of the net proceeds to repay the mortgages encumbering the property. In addition, the Partnership recorded an extraordinary loss on early extinguishment of debt of approximately $152,000 as a result of prepayment penalties and unamortized loan costs and debt discount being written off.

During the six months ended June 30, 2001, a net casualty gain of approximately $66,000 was recorded at Hunters Glen V Apartments. The casualty gain related to two separate fires which destroyed a total of seven units during May 2000. The gain was the result of the receipt of insurance proceeds of approximately $79,000, net of the write off of undepreciated fixed assets of approximately $13,000.

During the six months ended June 30, 2000, a net casualty gain of approximately $380,000 was recorded at Pickwick Place Apartments. The casualty gain related to a fire that destroyed the indoor tennis courts and nearby maintenance shed in August 1999. The gain was the result of the receipt of insurance proceeds of approximately $380,000. The destroyed property was fully depreciated.

Excluding the impact of the sale of Gateway Gardens and Briarwood Apartments and the casualty gain, net income decreased approximately $150,000 for the three month period ended June 30, 2001, compared to the corresponding period in 2000. Net income decreased approximately $334,000 for the six month period ended June 30, 2001, compared to the corresponding period in 2000. The decrease in net income for the three and six month periods was due to an increase in total expenses partially offset by an increase in total revenues. The increase in total revenues was attributable to an increase in rental income slightly offset for the three months by a decrease in other income. Rental income increased as a result of increases in the average rental rates at all of the Partnership's properties as well as an increase in the average occupancy at Pickwick Place Apartments, which more than offset the decrease in occupancy at Twin Lake Towers. The decrease in other income for the three months ended June 30, 2001 is due to a decrease in interest income caused by the Partnership maintaining lower average cash balances in interest bearing accounts.

The increase in total expenses for both the three and six months ended June 30, 2001 was primarily the result of an increase in operating, depreciation, general and administrative and property tax expense. Operating expense increased due to increased salaries and utility bills, especially the cost of natural gas, at several properties and increased contract work at Pickwick Place Apartments. Depreciation increased due to property improvements and replacements at the properties during the past twelve months. General and administrative expense increased due to increased costs associated with general partner reimbursements allowed under the Partnership Agreement. Property tax expense increased due to an increase in the assessed values at Hunter's Glen IV Apartments, Hunter's Glen V Apartments and Hunter's Glen VI Apartments, a portion of which related to an increase in the assessed tax for 2000.

Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At June 30, 2001, the Partnership had cash and cash equivalents of approximately $1,327,000 as compared to approximately $2,666,000 at June 30, 2000. Cash and cash equivalents decreased approximately $2,545,000 for the six months ended June 30, 2001 from December 31, 2000. The decrease is primarily due to approximately $18,131,000 of cash used in financing activities, which was partially offset by approximately $13,560,000 and $2,026,000 of cash provided by investing and operating activities, respectively. Cash used in financing activities consisted primarily of distributions to partners, repayment of mortgage notes payable and prepayment penalties due to the sale of Gateway Gardens and Briarwood Apartments and, to a lesser extent, payments of principal made on the mortgages encumbering the Registrant's remaining properties. Cash provided by investing activities consisted of proceeds from the sales of Gateway Gardens and Briarwood Apartments, net receipts from restricted escrows maintained by the mortgage lender, and net insurance proceeds from casualties at Hunters Glen V, slightly offset by property improvements and replacements. The Registrant invests its working capital reserves in interest bearing accounts.

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

Hunters Glen Apartments IV

The Partnership has budgeted approximately $1,299,000 in capital improvements at Hunters Glen IV Apartments consisting primarily of floor covering, cabinet and appliance replacements, carport improvements and a water submetering project. During the six months ended June 30, 2001, the Partnership spent approximately $375,000 in capital improvements consisting primarily of major structural improvements, cabinet, floor covering and appliance replacements and a water submetering project. These improvements were funded from operating cash flow.

Hunters Glen Apartments V

The Partnership has budgeted approximately $1,527,000 in capital improvements at Hunters Glen V Apartments consisting primarily of floor covering, cabinet and appliance replacements, carport improvements and a water submetering project. During the six months ended June 30, 2001, the Partnership spent approximately $303,000 in capital improvements consisting primarily of cabinet and floor covering replacements and a water submetering project. These improvements were funded from operating cash flow, replacement reserves and insurance proceeds.

Hunters Glen Apartments VI

The Partnership has budgeted approximately $1,652,000 in capital improvements at Hunters Glen VI Apartments consisting primarily of floor covering, cabinet and appliance replacements, carport improvements and a water submetering project. During the six months ended June 30, 2001, the Partnership spent approximately $328,000 in capital improvements consisting primarily of cabinet, light fixture and floor covering replacements, and a water submetering project. These improvements were funded from operating cash flow.

Chambers Ridge Apartments

The Partnership has budgeted approximately $1,027,000 in capital improvements at Chambers Ridge Apartments consisting primarily of a recreational facility and floor covering and cabinet replacements. During the six months ended June 30, 2001, the Partnership spent approximately $656,000 in capital improvements consisting primarily of a recreational facility and floor covering and cabinet replacements. These improvements were funded from operating cash flow and replacement reserves.

Twin Lake Towers Apartments

The Partnership has budgeted approximately $110,000 in capital improvements at Twin Lake Towers Apartments consisting primarily of floor covering and appliance replacements and heating and air conditioning upgrades. During the six months ended June 30, 2001, the Partnership spent approximately $108,000 in capital improvements consisting primarily of floor covering, plumbing fixture and appliance replacements. These improvements were funded from operating cash flow.

Pickwick Place Apartments

The Partnership has budgeted approximately $173,000 in capital improvements at Pickwick Place Apartments consisting primarily of floor covering and appliance replacements. During the six months ended June 30, 2001, the Partnership spent approximately $224,000 in budgeted and unbudgeted capital improvements consisting primarily of floor covering and appliance replacements and sign improvements. These improvements were funded from operating cash flow.

Gateway Gardens Apartments

Prior to its sale, the Partnership spent approximately $34,000 in capital improvements at Gateway Gardens Apartments. These capital improvements consisted primarily of floor covering replacements and heating improvements.

Briarwood Apartments

Prior to its sale, the Partnership spent approximately $2,000 in capital improvements at Briarwood Apartments. These capital improvements consisted primarily of floor covering replacements.

The additional capital expenditures will be incurred only if cash is available from operations, capital reserve accounts or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The Registrant's mortgage indebtedness encumbering its properties amounts to approximately $47,335,000, net of unamortized discounts, with maturity dates ranging from
October 2003 to May 2005, during which time balloon payments totaling $45,209,000 are due. The Managing General Partner may attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

During the six months ended June 30, 2001, the Partnership declared and paid distributions of approximately $3,153,000 (approximately $3,121,000 to the limited partners or $69.79 per limited partnership unit) from operations and approximately $6,254,000 (approximately $5,736,000 to the limited partners or $128.27 per limited partnership unit) from the net proceeds of the sales of Gateway Gardens Apartments and Briarwood Apartments. During the six months ended June 30, 2000, the Partnership paid a distribution from operations of approximately $3,928,000 (approximately $3,889,000 to the limited partners or $86.97 per limited partnership unit). In addition, the Partnership paid a distribution of approximately $120,000 (approximately $119,000 to the limited partners or $2.66 per limited partnership unit) relating to a distribution payable from operations declared at December 31, 1999. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of the debt maturities, refinancings and/or property sales. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures, to permit further distributions to its partners during the remainder of 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 30,265 limited partnership units (the "Units") in the Partnership representing 67.68% of the outstanding Units at June 30, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 67.68% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unitholders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001 and defendants are scheduled to respond to the complaint by March 2, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. Plaintiffs have until August 16, 2001 to file a fourth amended complaint. The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 10.20, Purchase and Sale Agreement dated April 6, 2001, between Timberland Partners Management Company, a Minnesota corporation and Angeles Partners XII, a South Carolina limited partnership for the sale of Briarwood Apartments filed with Form 10-QSB for the six months ended June 30, 2001.

                  Exhibit 10.21, Purchase and Sale Agreement dated April 6, 2001, between Timberland Partners Management Company, a Minnesota corporation and Angeles Partners XII, a South Carolina limited partnership for the sale of Gateway Gardens Apartments filed with Form 10-QSB for the six months ended June 30, 2001.

            b) Reports on Form 8-K filed during the quarter ended June 30, 2001:

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



                                         ANGELES PARTNERS XII

                                 By:     Angeles Realty Corporation II
                                         Managing General Partner

                                 By:     /s/Patrick J. Foye
                                         Patrick J. Foye
                                         Executive Vice President

                                 By:     /s/Martha L. Long
                                         Martha L. Long
                                         Senior Vice President and
                                         Controller

                                 Date:   August 8, 2001

                                                                   EXHIBIT 10.20



                           PURCHASE AND SALE CONTRACT

                                     BETWEEN



                     AP XII ASSOCIATES LIMITED PARTNERSHIP,

                      a South Carolina limited partnership






                                    AS SELLER





                                       AND



                     TIMBERLAND PARTNERS MANAGEMENT COMPANY,

                             a Minnesota corporation





                                  AS PURCHASER

                           PURCHASE AND SALE CONTRACT

      THIS PURCHASE AND SALE CONTRACT ("Purchase Contract" or the "Agreement") is entered into as of the 6th day of April, 2001 (the "Effective Date") by and between AP XII ASSOCIATES LIMITED PARTNERSHIP, a South Carolina limited partnership, having a principal address at 2000 South Colorado Boulevard, Tower Two, Suite 2-1000, Denver, Colorado 80222 ("Seller") and TIMBERLAND PARTNERS MANAGEMENT COMPANY, a Minnesota corporation, having a principal address at 7301 Ohms Lane, Suite 445, Minneapolis, Minnesota 55439 ("Purchaser").

     NOW, THEREFORE WITNESSETH: That for and in consideration of mutual covenants and agreements hereinafter set forth, Seller and Purchaser hereby agree as follows:

                                    RECITALS

      R-1. Seller holds legal title to the real estate commonly known as located at 254 Northpointe Drive N.E., and/or 292 Northpointe Drive N.E., City of Cedar Rapids, in Linn County, Iowa, as more particularly described in Exhibit A attached hereto and made a part hereof. Improvements have been constructed on the property described in this Recital.

      R-2. Purchaser desires to purchase and Seller has agreed to sell such land, improvements and certain associated property, defined below as the "Property" on the terms and conditions set forth below, (which terms and conditions shall control in the event of any conflict with these Recitals), such that on the Closing Date (as hereinafter defined) the Property will be conveyed by special warranty deed to Purchaser.

     R-3. Purchaser has agreed to pay to Seller the Purchase Price for the Property, and Seller has agreed to sell the Property to Purchaser, on the terms and conditions set forth below.

     R-4. Purchaser intends to make investigations regarding the Property, and Purchaser's intended use of the Property as Purchaser deems necessary and desirable.

                                  DEFINED TERMS

Unless otherwise defined herein, terms with initial capital letters in this Purchase Contract shall have the meanings set forth in this 0 below. "Business Day" means any day other than a Saturday or Sunday or Federal holiday or legal holiday in the State of Iowa. "Closing" means the consummation of the purchase and sale and related transactions contemplated by this Purchase Contract in accordance with the terms and conditions of this Purchase Contract.

"Closing Date" means the date on which date the Closing of the conveyance of the Property is required to be held under the terms and conditions of this Purchase Contract and on which date full payment of the Purchase Price for the Property shall have been paid to and received by Seller in immediately available U.S. funds. "Excluded Permits" means those Permits which, under applicable law, are nontransferable and such other Permits as may be designated as Excluded Permits on Exhibit 1.1.4, if any, attached hereto. Intentionally Omitted. "Fixtures and Tangible Personal Property" means all fixtures, furniture, furnishings, fittings, equipment, machinery, computers (to the extent located on the Property and owned by Seller), fax machines (to the extent located on the Property and owned by Seller), copiers (to the extent located on the Property and owned by Seller), apparatus, appliances and other articles of tangible personal property now located on the Land or in the Improvements as of the date of this Purchase Contract and used or usable in connection with any present or future occupation or operation of all or any part of the Property. The term "Fixtures and Tangible Personal Property" does not include (i) equipment leased by Seller and the interest of Seller in any equipment provided to the Property for use, but not owned or leased, by Seller, or (ii) property owned or leased by Tenants and guests, employees or other persons furnishing goods or services to the Property, or (iii) property and equipment owned by Seller, which in the ordinary course of business of the Property is not used exclusively for the business, operation or management of the Property or (iv) the property and equipment, if any, expressly identified in Exhibit 1.1.6. "Improvements" means all buildings and improvements, located on the Land taken "as is". "Land" means all of those certain tracts of land located in the State of Iowa described on Exhibit A attached hereto, and all rights, privileges and appurtenances pertaining thereto. "Lease(s)" means the interest of Seller in and to all leases, subleases and other occupancy agreements, whether or not of record, which provide for the use or occupancy of space or facilities on or relating to the Property and which are in force as of the Effective Date for the applicable Property. "Miscellaneous Property Assets" means all contract rights, leases, concessions, warranties, plans, drawings and other items of intangible personal property relating to the ownership or operation of the Property and owned by Seller, excluding, however, (i) receivables, (ii) Property Contracts, (iii) Leases, (iv) Permits, (v) cash or other funds, whether in petty cash or house "banks," or on deposit in bank accounts or in transit for deposit, (vi) refunds, rebates or other claims, or any interest thereon, for periods or events occurring prior to the Closing Date, (vii) utility and similar deposits, or (viii) insurance or other prepaid items or (ix) Seller's proprietary books and records, except to the extent that Seller receives a credit on the closing statement for any such item. The term "Miscellaneous Property Assets shall also include the following, but only to the extent owned by Seller and in Seller's possession: site plans, surveys, soil and substrata studies, architectural renderings, plans and specifications, engineering plans and studies, floor plans, tenant data sheets, landscape plans and other plans or studies of any kind, if any, which relate to the Land and or the Improvements or the Fixtures and Tangible Personal Property. The term "Miscellaneous Property Assets" shall also include all of Seller's rights, if any, in and to the name "BRIARWOOD APARTMENTS." "Permits" means all licenses and permits granted by governmental authorities having jurisdiction over the Property in respect of the matter to which the applicable license or permit applies and owned by Seller and used in or relating to the ownership, occupancy or operation of the Property or any part thereof not subject to a Lease. "Permitted Exceptions" means those exceptions or conditions permitted to encumber the title to the Property in accordance with the provisions of Section
6.1. "Property" means the Land and Improvements and all rights of Seller relating to the Land and the Improvements, including without limitation, any rights, title and interest of Seller, if any, in and to (i) any strips and gores adjacent to the Land and any land lying in the bed of any street, road, or avenue opened or proposed, in front of or adjoining the Land, to the center line thereof; (ii) any unpaid award for any taking by condemnation or any damage to the Property by reason of a change of grade of any street or highway; (iii) all of the easements, rights, privileges, and appurtenances belonging or in any way appertaining to the Property; together with all Fixtures and Tangible Personal Property, the right, if any and only to the extent transferable, of Seller in and to Property Contracts and Leases, Permits other than Excluded Permits and the Miscellaneous Property Assets owned by Seller which are located on the Property and used in its operation. "Property Contracts" means all purchase orders, maintenance, service, or utility contracts and similar contracts, which relate to the ownership, maintenance, construction or repair and/or operation of the Property and which are not cancelable on 90 days' or shorter Notice, except Leases. "Purchase Contract" means this Purchase and Sale Contract by and between Seller and Purchaser. "Purchase Price" means the total consideration to be paid by Purchaser to Seller for the purchase of the Property. "Survey" shall have the meaning ascribed thereto in Section 6.7. "Tenant" means any person or entity entitled to occupy any portion of the Property under a Lease. "Title Commitment" or "Title Commitments" shall have the meaning ascribed thereto in Section 6.1. "Title Insurer" shall have the meaning set forth in Section 0.

                          PURCHASE AND SALE OF PROPERTY

Seller agrees to sell and convey the Property to Purchaser and Purchaser agrees to purchase the Property from Seller, in accordance with the terms and conditions set forth in this Purchase Contract.


                            PURCHASE PRICE & DEPOSIT

The total purchase price ("Purchase Price") for the Property shall be Two Million Eight Hundred Twenty Thousand and No/100 Dollars ($2,820,000.00), which shall be paid by Purchaser, as follows: On the date hereof, Purchaser shall deliver to Stewart Title Guaranty Company ("Escrow Agent" or the "Title Insurer") a deposit in the sum of Twenty Eight Thousand Two Hundred and No/100 Dollars ($28,200.00), in cash, (such sum together with any interest earned thereon with Escrow Agent being hereinafter referred to and held as the "Initial Deposit"). Purchaser shall also deliver a quitclaim deed to the Escrow Agent in the form attached as Exhibit 3.1.1. Purchaser and Seller each approve the form of Escrow Agreement attached as Exhibit B. At or before 5:00 p.m. Central Standard Time on the date of expiration of the Feasibility Period (as hereinafter defined), provided Purchaser has not terminated this Purchase Contract pursuant to Section 5.2 below, Purchaser shall deliver to Escrow Agent an additional deposit in the sum of Twenty Eight Thousand Two Hundred and No/100 Dollars ($28,200.00), in cash (such sum together with any interest earned thereon with Escrow Agent being hereinafter referred to as the "Additional Deposit"). The Escrow Agent shall hold the Initial Deposit and the Additional Deposit (collectively, the "Deposit") and make delivery of the Initial Deposit to Seller immediately upon Escrow Agent's receipt thereof, and make delivery of the Additional Deposit to the party entitled thereto under the terms hereof. Escrow Agent shall invest the Deposit (to the extent such funds are held by Escrow Agent) in such short-term, high-grade securities, interest-bearing bank accounts, money market funds or accounts, bank certificates of deposit or bank repurchase agreements as Escrow Agent, in its discretion, deems suitable, (provided that Escrow Agent shall invest the Deposit as jointly directed by Seller and Purchaser should Seller and Purchaser each in their respective sole discretion determine to issue such joint investment instructions to the Escrow Agent) and all interest and income thereon shall become part of the Deposit and shall be remitted to the party entitled to the Deposit, as set forth below. Upon delivery of the Initial Deposit to the Escrow Agent, the Initial Deposit shall become non-refundable, except as set forth herein, and shall be released by Escrow Agent to Seller without further instructions from Purchaser or Seller. If the sale of the Property is closed by the date fixed therefor (or any extension date provided for herein), monies constituting the Deposit, including any interest thereon, shall be applied to the Purchase Price on the Closing Date. If the sale of the Property is not closed by the date fixed therefor (or any such extension date) owing to failure of satisfaction of a condition precedent to Purchaser's obligations, the Deposit shall be returned and refunded to Purchaser and neither party shall have any further liability hereunder, subject to and except for Purchaser's liability under Section 0. Ifthe sale of the Property is not closed by the date fixed therefor (or any such extension date) owing to failure of performance by Seller, Purchaser shall be entitled to the remedies set forth in 0 hereof. If the sale of the Property is not closed by the date fixed therefor (or any such extension date) owing to failure of performance and default hereunder by Purchaser, then Seller, in addition to any and all other remedies which it may have as fully set forth in ARTICLE 12 below, at its option, may proceed to forfeit and cancel this Purchase Contract as provided by law (Chapter 656 Code of Iowa). Upon completion of the forfeiture, Purchaser shall have no right of reclamation or compensation for money paid, but such payments, if any, shall be retained and kept by Seller.

                                    FINANCING

Purchaser assumes full responsibility to expeditiously and diligently initiate and pursue all steps necessary to obtain the funds required for settlement. Purchaser's acquisition of such funds shall not be a contingency to the Closing, except that Purchaser will have fifteen (15) days from the Effective Date to obtain its lender's approval of title and environmental issues on the Property (the "Financing Contingency Period"). If Purchaser's lender refuses, within the Financing Contingency Period, to make the loan to Purchaser because of new title or environmental issues not previously disclosed to Purchaser as of the Effective Date, then Purchaser may at its option (a) continue with this Purchase Contract or (b) terminate this Purchase Contract and receive a refund of the Initial Deposit. If Purchaser's lender refuses to make the loan to Purchaser for any reason other than those stated in this ARTICLE 4, this Purchase Contract
shall        remain        in        full        force        and        effect.

                               FEASIBILITY PERIOD

Subject to the terms of Section 0 below, from the Effective Date through 5:00 p.m. Central Standard Time on April 30, 2001 (the "Feasibility Period"), Purchaser, and its agents, contractors, engineers, surveyors, attorneys, and employees ("Consultants") shall have the right from time to time to enter onto the Property: To conduct and make any and all customary studies, tests, examinations and inspections, or investigations of or concerning the Property (including without limitation, engineering and feasibility studies, evaluation of drainage and flood plain, soil tests for bearing capacity and percolation and surveys, including topographical surveys). To confirm any and all matters which Purchaser may reasonably desire to confirm with respect to the Property. To ascertain and confirm the suitability of the property for Purchaser's intended use of the Property. To review all Materials (as hereinafter defined) other than Seller's proprietary information, including, Materials held by the Property Manager and the Regional Property Manager (as defined in Section 8.1.4 of this Purchase Contract). To review all books and records, other than Seller's proprietary information, from 1998 to present relating to capital improvements, operating income and expenses to the extent these materials are available. To review all service contracts, including maintenance contracts, laundry and management contracts and warranties relating to the Property to the extent these materials are available.

Purchaser shall have the right to terminate this Purchase Contract for any reason, or no reason, by giving written Notice to Seller and Escrow Agent on or before 5:00 p.m. Central Standard Time on the date of expiration of the Feasibility Period. If Purchaser exercises such right to terminate, this Purchase Contract shall terminate and be of no further force and effect, subject to and except for Purchaser's liability under Section 0, and Escrow Agent shall forthwith deliver the Initial Deposit (if not already delivered to Seller) and the Quitclaim Deed of all of Purchaser's right and interest in the Property to Seller. If Purchaser fails to provide Seller with written Notice of cancellation prior to the end of the Feasibility Period in strict accordance with the Notice provisions of this Purchase Contract, this Purchase Contract shall remain in full force and effect and Purchaser's obligation to purchase the Property shall be non-contingent and unconditional except only for satisfaction of the conditions expressly stated in 0 and the Additional Deposit shall become non-refundable. Purchaser shall indemnify and hold Seller harmless for any actions taken by Purchaser and its Consultants on the Property. Purchaser shall indemnify, defend (with attorneys selected by Seller) and hold Seller harmless from any and all claims, damages, costs and liability which may arise due to such entries, surveys, tests, investigations and the like, excluding liabilities, if any, associated with existing environmental conditions not caused by Purchaser. Seller shall have the right to disapprove any and all entries, surveys, tests, investigations and the like that in their reasonable judgment could result in any injury to the Property or breach of any agreement, or expose Seller to any liability, costs, liens or violations of applicable law, or otherwise adversely affect the Property or Seller's interest therein; provided however, such approval shall not be unreasonably withheld. No consent by the Seller to any such activity shall be deemed to constitute a waiver by Seller or assumption of liability or risk by Seller. Purchaser hereby agrees to restore the Property to the same condition existing immediately prior to Purchaser's exercise of its rights pursuant to this 0 at Purchaser's sole cost and expense. Purchaser shall maintain casualty insurance and comprehensive public liability insurance with coverages of not less than $1,000,000.00 for injury or death to any one person and $3,000,000.00 for injury or death to more than one person and $500,000.00 with respect to property damage, by water or otherwise. The provisions of this Section shall survive the Closing or termination of this Purchase Contract. Purchaser shall not permit any mechanic's or materialmen's liens or any other liens to attach to the Property by reason of the performance of any work or the purchase of any materials by Purchaser or any other party in connection with any studies or tests conducted by or for Purchaser. Purchaser shall give notice to Seller a reasonable time prior to entry onto the Property, shall deliver proof of insurance coverage required above to Seller and shall permit Seller to have a representative present during all investigations and inspections conducted with respect to the Property. Purchaser shall take all reasonable actions and implement all protections necessary to ensure that all actions taken in connection with the investigations and inspections of the Property, and all equipment, materials and substances generated, used or brought onto the Property pose no material threat to the safety of persons or the environment and cause no damage to the Property or other property of Seller or other persons. All information made available by Seller to Purchaser in accordance with this Purchase Contract or obtained by Purchaser in the course of its investigations shall be treated as confidential information by Purchaser, and, prior to the purchase of the Property by Purchaser, Purchaser shall use its best efforts to prevent its Consultants, agents and employees from divulging such information to any unrelated third parties except as reasonably necessary to third parties engaged by Purchaser for the limited purpose of analyzing and investigating such information for the purpose of consummating the transaction contemplated by this Purchase Contract, including Purchaser's attorneys and representatives, prospective lenders and engineers, and except as required by law. Seller shall deliver to Purchaser within ten (10) calendar days from the Effective Date copies of all leases, contracts, engineering studies, surveys and other materials (the "Materials") in Seller's possession or control relating to the Property (other than proprietary information of Seller). If the sale of the Property is not closed by the date fixed therefor, or any extension thereof, Purchaser shall, within five (5) calendar days, return all such Materials to Seller.

                                      TITLE

At its sole cost and expense, Seller shall promptly obtain from Stewart Title Guaranty Company (the "Title Insurer") a preliminary title report or commitment (the "Title Commitment") to issue an Owner's Policy of Title Insurance (the "Title Policy") insuring Purchaser's title to the Property to be good and indefeasible in the amount of the Purchase Price, subject only to the Permitted Exceptions (described below) and other liens and encumbrances not constituting objections to title in accordance herewith. Seller shall pay for the cost of a standard Title Policy, and Purchaser shall pay for any extended or ALTA coverage, any endorsements to the Title Policy, together with the cost of the title abstract opinion. A copy of the Title Commitment and the documents of record reflected therein and the Survey (as hereinafter defined), shall be furnished to Title Insurer, Purchaser, Purchaser's lender, Purchaser's attorney and attorney for Seller. On or before the expiration of the Feasibility Period, Purchaser shall give written notice (the "Objection Notice") to the attorneys for Seller of any conditions of title (the "Objections") separately specifying and setting forth each of such Objections. Seller shall be entitled to cure the Objections within sixty (60) days of the date of receipt of such Objection Notice and entitled to reasonable adjournments of the Closing Date to cure the Objections. If Purchaser gives Seller an Objection Notice within the period set forth above, then all matters disclosed on the Title Commitment which are not objected to in such Objection Notice shall be deemed to be Permitted Exceptions. If Purchaser fails to give Seller an Objection Notice within the period set forth above, then all matters disclosed on the Title Commitment shall be deemed to be Permitted Exceptions. If Seller gives Purchaser notice (the "Response Notice") that Seller is unable or unwilling to cure any of the Objections within sixty (60) days of the Objection Notice or is unwilling to convey title to the Property as required by this Purchase Agreement, Purchaser may, as its exclusive remedy, elect by written notice given to Seller within five (5) days after the Response Notice is given, either (a) to accept such title as Seller is able to convey without any reduction or abatement of the Purchase Price, or (b) to terminate this Purchase Contract in which event the Initial Deposit and the Additional Deposit shall be returned to Purchaser. If Purchaser fails to give notice of its election to terminate this Agreement within such five (5) day period, Purchaser shall be deemed to have waived said objections and to have elected to proceed to close the transactions contemplated by this Purchase Contract. The existence of liens or encumbrances other than the Permitted Exceptions shall be deemed to be Permitted Exceptions if the Title Insurer will insure Purchaser's title and Purchaser's lender's interest clear of the matter or will insure against the enforcement of such matter out of the Property. Unpaid liens for real estate and personal property taxes for years prior to the fiscal year in which the Closing Date occurs and any other matter which Seller is obligated to pay and discharge at the Closing shall not be deemed objections to title, but the amount thereof chargeable to Seller, plus interest and penalties thereon, if any, shall be deducted from the Purchase Price on the Closing Date and paid to the Title Insurer for the payment of such matters. Notwithstanding the foregoing, any deeds of trust and/or mortgages (including any and all mortgages which secure (i) that certain loan on the Property in the original principal amount of $1,632,510.00 made originally by Lexington Mortgage Company, as assigned to Federal National Mortgage Association and (ii) that certain loan on the Property in the original principal amount of $50,490.00 made originally by Lexington Mortgage Company, as assigned to Federal National Mortgage Association, against the Property (collectively, the "Liens") shall be deemed objectionable exceptions, whether Purchaser gives written notice of such or not, and shall be paid off, satisfied, discharged and/or cured by Seller at or before Closing, the same being a material obligation of Seller under this Purchase Contract. Pursuant to Section 0, Purchaser shall pay Seller's prepayment penalty costs to prepay the Existing Loans (as hereinafter defined). Intentionally Deleted. Seller covenants that it will not voluntarily create or cause any lien or encumbrance to attach to the Property between the date of this Purchase Contract and the Closing Date (other than Leases and Property Contracts in the ordinary course of business, provided any such new Property Contracts shall be terminable upon thirty (30) days notice); any such monetary lien or encumbrance so attaching by voluntary act of Seller (hereinafter, a "Voluntary Intervening Lien") shall be discharged by the Seller at or prior to Closing on the Closing Date or any postponed Closing Date. Except as expressly provided above, Seller shall not be required to undertake efforts to remove any other lien, encumbrance, security interest, exception, objection or other matter, to make any expenditure of money or institute litigation or any other judicial or administrative proceeding and Seller may elect not to discharge the same;
provided, however, if any lien or encumbrance (other than a Voluntary Intervening Lien) attaches to the Property between the date of this Purchase Contract and the Closing Date, Seller shall be required to satisfy or discharge said lien or encumbrance at or prior to the Closing, provided that Seller shall not be required to expend more than $30,000 in connection with such satisfaction or discharge. If the amount required to satisfy or discharge such lien or encumbrance exceeds $30,000, Purchaser shall have the option of either (a) paying the excess amount over $30,000 required to satisfy or discharge such lien, and proceeding to the Closing, or (b) terminating this Purchase Contract, in which case, the Additional Deposit shall be returned and refunded to Purchaser (to the extent then paid), the Initial Deposit shall be delivered to Seller (if not already delivered to Seller) and neither party shall have any further liability hereunder, subject to and except for Purchaser's liability under Section 0 of this Purchase Contract. Seller shall have no option to terminate this Purchase Contract if Purchaser has elected to pay the amount in excess of $30,000 to satisfy or discharge such lien or encumbrance. Seller agrees to deliver to Title Insurer, Purchaser, Purchaser's lender and Purchaser's attorney, within the Feasibility Period, the existing survey of the Property dated March 13, 2001. Purchaser agrees to reimburse Seller for half the cost of said existing survey in the amount of One Thousand Two Hundred Fifty and No/100 Dollars ($1,250.00). Purchaser may cause such existing survey to be updated or completed (as applicable), which updated or completed survey shall constitute the Survey. Purchaser and Seller shall each pay one-half of such update or completion costs. The Survey (i) shall be prepared in accordance with and shall comply with the minimum requirements of the ALTA; (ii) shall be in a form, and shall be certified to Seller, Title Insurer, Purchaser and Purchaser's lender as of a date satisfactory to Title Insurer to enable Title Insurer to delete standard survey exceptions from the title insurance policy and Purchaser's lender's policy to be issued pursuant to the Title Commitments, except for any Permitted Exceptions; (iii) shall specifically show all improvements, recorded easements to the extent locatable, set back lines, and such other matters shown as exceptions by the Title Commitments; (iv) shall specifically show the right of way for all adjacent public streets; (v) shall specifically disclose whether (and, if so, what part of) any of the Property is in an area designated as requiring flood insurance under applicable federal laws regulating lenders; (vi) shall contain a perimeter legal description of the Property which may be used in the special warranty deed or equivalent deed;
(vii) shall be certified to Purchaser, Purchaser's lender, Seller and Title Insurer as being true and correct; and (viii) shall certify that the legal description set forth therein describes the same, and comprises all of, the real estate comprising the Property to be purchased by Purchaser pursuant to the terms of this Purchase Contract. In the event the perimeter legal description of the Property contained in the Survey differs from that contained in the deed or deeds by which Seller took title to the Property, the latter description shall be used in the special warranty deed delivered to Purchaser at Closing, and the Survey legal shall be used in a quitclaim deed to the Property which also shall be delivered to Purchaser at Closing. Purchaser, at Purchaser's sole cost and expense, may also cause to be prepared an environmental report for the Property ("Environmental Report"). Should such Survey disclose conditions that give rise to a title exception other than a Permitted Exception, Purchaser shall have the right to object thereto within the Feasibility Period in accordance with the procedures set forth in Section 6.1 above. Purchaser and Seller each agree to make payment in full of all their respective costs of obtaining, updating or completing the Surveys required by this Purchase Contract on or before Closing or termination of this Purchase Contract.

                                     CLOSING

Dates, Places Of Closing, Prorations, Delinquent Rent and Closing Costs. The Closing shall occur on May 14, 2001, through an escrow with Escrow Agent, whereby the Seller, Purchaser and their attorneys need not be physically present at the Closing and may deliver documents by overnight air courier or other means. The Closing Date may be extended without penalty at the option of Seller to a date not later than thirty (30) days following the Closing Date specified above to satisfy a condition to be satisfied by Seller, or such later date as is mutually acceptable to Seller and Purchaser. All normal and customarily proratable items, including, without limitation, Rents (as defined below), operating expenses, personal property taxes, other operating expenses and fees, shall be prorated as of the Closing Date, Seller being charged or credited, as appropriate, for all of same attributable to the period up to the Closing Date (and credited for any amounts paid by Seller attributable to the period on or after the Closing Date, if assumed by Purchaser) and Purchaser being responsible for, and credited or charged, as the case may be, for all of same attributable to the period on and after the Closing Date. All unapplied refundable deposits under Tenant leases, if any, shall be transferred by Seller to Purchaser at the Closing and any non-refundable deposits shall be retained by Seller without credit to Purchaser. Purchaser shall assume at Closing the obligations under the Property Contracts assumed by Purchaser, provided that any payments under the
Property Contracts have been prorated. Any real estate ad valorem or similar taxes or assessments for the Property for the year 2000 shall be paid by Seller. Any real estate ad valorem or similar taxes or assessments for the Property for the year 2001 shall be prorated to the date of Closing in the following manner:
Seller shall pay for those taxes and assessments for the period from January 1, 2001 through the date of Closing and Purchaser shall pay for those taxes and assessments for the period after the date of Closing through the end of the year 2001 and thereafter. The proration of real property taxes or installments of assessments shall be based upon the assessed valuation and tax rate figures for the year in which the Closing occurs to the extent the same are available; provided, that in the event that actual figures (whether for the assessed value of the Property or for the tax rate) for the year of Closing are not available at the Closing Date, the proration shall be made using figures from the preceding year. The provisions of this Section 0 shall apply during the Proration Period (as defined below). Rents and all related charges shall be prorated based on actual collections as of the Closing Date. For purposes of this Section 7.1.3 and Sections 7.1.4 and 7.1.5, the terms "Rent" and
"Rents"shall include, without limitation, all rents or other charges or reimbursements of any nature which are payable by Tenants. If any of the items subject to proration hereunder cannot be prorated at the Closing because the information necessary to compute such proration is unavailable, or if any errors or omissions in computing prorations at the Closing are discovered subsequent to the Closing, then such item shall be reapportioned and such errors and omissions corrected as soon as practicable after the Closing Date and the proper party reimbursed, which obligation shall survive the Closing for a period (the "Proration Period") from the Closing Date until one (1) year after the Closing Date. Neither party hereto shall have the right to require a recomputation of a Closing proration or a correction of an error or omission in a Closing proration unless within the Proration Period one of the parties hereto (i) has obtained the previously unavailable information or has discovered the error or omission, and (ii) has given Notice thereof to the other party together with a copy of its good faith recomputation of the proration and copies of all substantiating information used in such recomputation. The failure of a party to obtain any previously unavailable information or discover an error or omission with respect to an item subject to proration hereunder and to give Notice thereof as provided above within the Proration Period shall be deemed a waiver of its right to cause a recomputation or a correction of an error or omission with respect to such item after the Closing Date. If on the Closing Date any Tenant is in arrears in any Rent payment under any Tenant lease (the "Delinquent Rent"), any Delinquent Rent received by Purchaser and Seller from such Tenant after the Closing shall be applied to amounts due and payable by such Tenant during the following periods in the following order of priority: (i) first, to the period of time after the Closing Date, and (ii) second, to the period of time before the Closing Date. If Delinquent Rent or any portion thereof received by Seller or Purchaser after the Closing are due and payable to the other party by reason of this allocation, the appropriate sum, less a proportionate share of any reasonable attorneys' fees and costs and expenses expended in connection with the collection thereof, shall be promptly paid to the other party. Any monies received by Seller after closing shall be forwarded to Purchaser for disbursement in accordance with the order of payment provided herein above. After the Closing, Seller shall continue to have the right, but not the obligation, in its own name, to demand payment of and to collect Delinquent Rent owed to Seller by any Tenant, which right shall include, without limitation, the right to continue or commence legal actions or proceedings against any Tenant (provided, that Seller shall not commence any legal actions or proceedings against any Tenant which continues as a Tenant at the Property after Closing without the prior consent of Purchaser, which will not be unreasonably withheld or delayed), and the delivery of the General Assignment as defined in Section 0 shall not constitute a waiver by Seller of such right. Purchaser agrees to cooperate with Seller at no cost or liability to Purchaser in connection with all efforts by Seller to collect such Delinquent Rent and to take all steps, whether before or after the Closing Date, as may be necessary to carry out the intention of the foregoing, including, without limitation, the delivery to Seller, within seven (7) days after a written request, of any relevant books and records (including, without limitation, rent statements, receipted bills and copies of tenant checks used in payment of such rent), the execution of any and all consents or other documents, and the undertaking of any act reasonably necessary for the collection of such Delinquent Rent by Seller; provided, however, that Purchaser's obligation to cooperate with Seller pursuant to this sentence shall not obligate Purchaser to terminate any Tenant lease with an existing Tenant or evict any existing Tenant from the Property. The provisions of this Section 0 shall apply during the Proration Period. Seller shall pay the cost of all transfer taxes (e.g., real estate deed taxes) and all recording costs with respect to the Closing. Seller and Purchaser shall share equally in the costs of the Escrow Agent for escrow fees. Purchaser shall pay Seller's prepayment penalty costs related to Seller's payment of (i) that certain loan on the Property in the original principal amount of $1,632,510.00 made originally by Lexington Mortgage Company, as assigned to Federal National Mortgage Association and (ii) that certain loan on the Property in the original principal amount of $50,490.00 made originally by Lexington Mortgage Company, as assigned to Federal National Mortgage Association (collectively, the "Existing Loans").

Items To Be Delivered Prior To Or At Closing. Seller. At Closing, Seller shall deliver to the Escrow Agent, each of the following items: Special Warranty Deed in the form attached as Exhibit 7.2.1.1 and, if applicable a quitclaim deed as set forth in Section 6.7 hereof, to Purchaser. The acceptance of such deed at Closing, shall be deemed to be full performance of, and discharge of, every agreement and obligation on Seller's part to be performed under this Purchase Contract, except for those that this Purchase Contract specifically provides shall survive Closing. ABill of Sale without recourse or warranty in the form attached as Exhibit 7.2.1.2 covering all Property Contracts, Leases, Permits (other than Excluded Permits) and Fixtures and Tangible Personal Property required to be transferred to Purchaser with respect to such Property. Purchaser shall countersign the same so as to effect an assumption by Purchaser of, among other things, Seller's obligations thereunder. A General Assignment (to the extent assignable and in force and effect) without recourse or warranty in the form attached as Exhibit 7.2.1.3 of all of Seller's right, title and interest in and to the Miscellaneous Property Assets, subject to any required consents. Purchaser shall countersign the same so as to effect an assumption by Purchaser, including, without limitation, of Seller's obligations thereunder. A closing statement executed by Seller. A title affidavit or at Seller's option an indemnity, as applicable, in the customary form reasonably acceptable to Seller to enable Title Insurer to delete the standard exceptions to the title insurance policy set forth in this Purchase Contract (other than matters constituting any Permitted Exceptions and matters which are to be completed or performed post-Closing) to be issued pursuant to the Title Commitment; provided that such affidavit does not subject Seller to any greater liability, or impose any additional obligations, other than as set forth in this Purchase Contract; and A certification of Seller's non-foreign status pursuant to Section 1445 of the Internal Revenue Code of 1986, as amended. Except for the items expressly listed above to be delivered at Closing, delivery of any other required items shall be deemed made by Seller to Purchaser, if Seller leaves such documents at the Property in their customary place of storage or in the custody of Purchaser's representatives. A rent roll for the Property certified by Seller, but limited to Seller's knowledge, listing the monthly base rent payable, lease expiration date and unapplied security deposit as of the Closing Date. Resolutions, certificates of good standing, and such other organizational documents as Title Insurer shall reasonably require evidencing Seller's authority to consummate this transaction. To the extent in Seller's possession or control, originals or copies of the Leases and Property Contracts, lease files, warranties, guaranties, operating manuals, keys to the property, Seller's books and records (other than proprietary information) regarding the Property. Notices to tenants under the Leases, in form reasonably provided by Purchaser, advising them of the sale of the Property and directing them to make future lease payments to Purchaser at the place designated by Purchaser. All other documents reasonably determined by Title Insurer to be necessary to transfer the Property to Purchaser free and clear of all encumbrances, except Permitted Encumbrances. Purchaser. At Closing, Purchaser shall deliver to the Title Company (for disbursement to Seller upon the Closing) the following items with respect to the Property being conveyed at such Closing: The full Purchase Price as required by 0 hereof plus or minus the adjustments or prorations required by this Purchase Contract. If at Closing there are any liens or encumbrances on the Property that Seller is obligated or elects to pay and discharge, Seller may use any portion of the Purchase Price for the Property(s) to satisfy the same, provided that Seller shall have delivered to Title Company, on such Closing instruments in recordable form sufficient to satisfy such liens and encumbrances of record (or, as to any mortgages or deeds of trust, appropriate payoff letters, acceptable to the Title Insurer), together with the cost of recording or filing such instruments. Purchaser, if request is made within a reasonable time prior to Closing, agrees to provide at Closing separate certified or cashier's checks as requested, aggregating not more than the amount of the balance of the portion of Purchase Price, to facilitate the satisfaction of any such liens or encumbrances. The existence of any such liens or encumbrances shall not be deemed objections to title if Seller shall comply with the foregoing requirements. A closing statement executed by Purchaser. A countersigned counterpart of the Bill of Sale in the form attached as Exhibit 7.2.1.2. A countersigned counterpart of the Assignment in the form attached as Exhibit
7.2.1.3. Such other instruments, documents or certificates as are required to be delivered by Purchaser to Seller in accordance with any of the other provisions of this Purchase Contract.

                    REPRESENTATIONS, WARRANTIES AND COVENANTS
                             OF SELLER AND PURCHASER

                Representations, Warranties and Covenants Of Seller.

For the purpose of inducing Purchaser to enter into this Purchase Contract and to consummate the sale and purchase of the Property in accordance herewith, Seller represents and warrants to Purchaser the following as of the Effective Date and as of the Closing Date: Seller is lawfully and duly organized, and in good standing under the laws of the state of its formation set forth in the initial paragraph of this Purchase Contract; and has or at the Closing shall have the power and authority to sell and convey the Property and to execute the documents to be executed by Seller and prior tothe Closing will have taken as applicable, all corporate, partnership, limited liability company or equivalent entity actions required for the execution and delivery of this Purchase Contract, and the consummation of the transactions contemplated by this Purchase Contract. The compliance with or fulfillment of the terms and conditions hereof will not conflict with, or result in a breach of, the terms, conditions or provisions of, or constitute a default under, any purchase contract to which Seller is a party or by which Seller is otherwise bound. Seller has not made any other purchase contract for the sale of, or given any other person the right to purchase, all or any part of any of the Property; Seller owns insurable, marketable, fee title to the Property, including all real property contained therein required to be sold to Purchaser, subject only to the Permitted Exceptions (provided, however, that if this representation is or becomes untrue, Purchaser's remedies shall be limited to the remedies set forth in Section 0 hereof and Seller shall have no other liability as a result thereof, either before or after Closing); Seller is not currently under contract for the sale of this Property to parties other than Purchaser; There are no adverse or other parties in possession of the Property, except for occupants, guests and tenants under the Leases for terms of one year or less without rights of first refusal or an option to purchase (provided, however, that if this representation is or becomes untrue, Purchaser's remedies shall be limited to the remedies set forth in Section 0 hereof); The joinder of no person or entity other than Seller is necessary to convey the Property, fully and completely, to Purchaser at Closing, or to fulfill Seller's obligations and Seller has all necessary right and authority to convey and assign to Purchaser all contract rights and warranties required to be conveyed and assigned to Purchaser hereunder; Purchaser has no duty to collect withholding taxes for Seller pursuant to the Foreign Investors Real Property Tax Act of 1980; To Seller's knowledge, there are no actions, proceedings, litigation or governmental investigations or condemnation actions either pending or threatened against the Property, as applicable; Seller has no knowledge of any claims for labor performed, materials furnished or services rendered in connection with constructing, improving or repairing any of the Property, as applicable, caused by Seller and which remain unpaid beyond the date for which payment was due and in respect of which liens may or could be filed against any of the Property, as applicable; To Seller's knowledge, Seller has not received any written notice of any proposed taking, condemnation or special assessment with respect to the Property; ToSeller's knowledge, Seller has not received any written notice of any uncured violations of any federal, state, county or municipal law, ordinance, order, regulation or requirement affecting the Property; To Seller's knowledge, Seller has not received any written notice of any default by Seller under any of the Property Contracts that will not be terminated on the Closing Date; Seller agrees to maintain its existing insurance policies covering the Property in full force and effect through the Closing Date, to continue to maintain the Property as Seller has been operating the Property immediately prior to the Effective Date, and to cause any of the units on the Property that are vacant as of three days prior to the Closing Date to be in "make ready" condition on the Closing Date; and To Seller's knowledge, all documents relating to the Property that were delivered by Seller to Purchaser in connection with this Purchase Contract, are true, correct and complete in all material respects, and none contain any untrue statement of a material fact or omit to state a material fact. Except for the representations and warranties expressly set forth above in Subsection 0, the Property is expressly purchased and sold "AS IS," "WHERE IS," and "WITH ALL FAULTS." The Purchase Price and the terms and conditions set forth herein are the result of arm's-length bargaining between entities familiar with transactions of this kind, and said price, terms and conditions reflect the fact that Purchaser shall have the benefit of, and is not relying upon any information provided by Seller or Broker or statements, representations or warranties, express or implied, made by or enforceable directly against Seller or Broker, including, without limitation, any relating to the value of the Property, the physical or environmental condition of the Property, any state, federal, county or local law, ordinance, order or permit; or the suitability, compliance or lack of compliance of the Property with any regulation, or any other attribute or matter of or relating to the Property (other than any covenants of title contained in the deeds conveying the Property and the representations set forth above). Purchaser represents and warrants that as of the date hereof and as of the Closing Date, it has and shall have reviewed and conducted such independent analyses, studies, reports, investigations and inspections as it deems appropriate in connection with the Property. If Seller provides or has provided any documents, summaries, opinions or work product of consultants, surveyors, architects, engineers, title companies, governmental authorities or any other person or entity with respect to the Property, including, without limitation, the offering prepared by Broker, Purchaser and Seller agree that Seller has done so or shall do so only for the convenience of both parties, Purchaser shall not rely thereon and the reliance by Purchaser upon any such documents, summaries, opinions or work product shall not create or give rise to any liability of or against Seller, Seller's partners or affiliates or any of their respective partners, officers, directors, participants, employees, contractors, attorneys, consultants, representatives, agents, successors, assigns or predecessors-in-interest. Purchaser shall rely only upon any title insurance obtained by Purchaser with respect to title to the Property. Purchaser acknowledges and agrees that no representation has been made and no responsibility is assumed by Seller with respect to current and future applicable zoning or building code requirements or the compliance of the Property with any other laws, rules, ordinances or regulations, the financial earning capacity or expense history of the Property, the continuation of contracts, continued occupancy levels of the Property, or any part thereof, or the continued occupancy by tenants of any Leases or, without limiting any of the foregoing, occupancy at Closing. Prior to Closing, Seller shall have the right, but not the obligation, to enforce its rights against any and all Property occupants, guests or tenants. Except as otherwise set forth herein, Purchaser agrees that the departure or removal, prior to Closing, of any of such guests, occupants or tenants shall not be the basis for, nor shall it give rise to, any claim on the part of Purchaser, nor shall it affect the obligations of Purchaser under this Purchase Contract in any manner whatsoever; and Purchaser shall close title and accept delivery of the deed with or without such tenants in possession and without any allowance or reduction in the Purchase Price under this Purchase Contract. Purchaser hereby releases Seller from any and all claims and liabilities relating to the foregoing matters, except as provided in Section 0 below. Seller agrees that Purchaser shall be entitled to rely on the foregoing representations and warranties made by Seller herein and that Purchaser has so relied. Seller and Purchaser agree that those representations and warranties contained in Section 0 shall survive Closing for a period of one (1) year (the "Survival Period"). Seller shall have no liability after the Survival Period with respect to the representations and warranties contained herein except to the extent that Purchaser has filed a lawsuit against Seller during the Survival Period for breach of any representation or warranty. In the event that Seller breaches any representation contained in Section 0 and Purchaser had knowledge of such breach prior to the Closing Date, Purchaser shall be deemed to have waived any right of recovery, and Seller shall not have any liability in connection therewith. Representations and warranties above made to the knowledge of Seller shall not be deemed to imply any duty of inquiry. For purposes of this Purchase Contract, the term Seller's "knowledge" shall mean and refer to only actual knowledge of the Designated Representative (as hereinafter defined) of the Seller and shall not be construed to refer to the knowledge of any other partner, officer, director, agent, employee or representative of the Seller, or any affiliate of the Seller, or to impose upon such Designated Representative any duty to investigate the matter to which such actual knowledge or the absence thereof pertains, or to impose upon such Designated Representative any individual personal liability. As used herein, the term Designated Representative shall refer to Ms. Dorothy Lenway of Apartment Investment & Management Company ("AIMCO"), as the on-site property manager (the "Property
Manager"), and Mr. Dan Fletcher, the Regional Property Manager handling this Property at AIMCO (the "Regional Property Manager").

Representations And Warranties Of Purchaser For the purpose of inducing Seller to enter into this Purchase Contract and to consummate the sale and purchase of the Property in accordance herewith, Purchaser represents and warrants to Seller the following as of the Effective Date and as of the Closing Date: With respect to Purchaser and its business, Purchaser represents and warrants, in particular, that: Purchaser is a corporation duly organized, validly existing and in good standing under the laws of Minnesota. Purchaser, acting through any of its or their duly empowered and authorized officers or members, has all necessary power and authority to own and use its properties and to transact the business in which it is engaged, and has full power and authority to enter into this Purchase Contract, to execute and deliver the documents and instruments required of Purchaser herein, and to perform its obligations hereunder; and no consent of any of Purchaser's officers or members are required to so empower or authorize Purchaser. No pending or, to the knowledge of Purchaser, threatened litigation exists which if determined adversely would restrain the consummation of the transactions contemplated by this Purchase Contract or would declare illegal, invalid or non-binding any of Purchaser's obligations or covenants to Seller. Purchaser is duly authorized to execute and deliver, acting through its duly empowered and authorized officers and members, respectively, and perform this Purchase Contract and all documents and instruments and transactions contemplated hereby or incidental hereto, and such execution, delivery and performance by Purchaser does not (i) violate any of the provisions of its certificates of formation or bylaws, (ii) violate any provision of any law, governmental rule or regulation currently in effect, (iii) violate any judgment, decree, writ, injunction, award, determination or order currently in effect that names or is specifically directed at Purchaser or its property, and (iv) require the consent, approval, order or authorization of, or any filing with or notice to, any court or other governmental authority. The joinder of no person or entity other than Purchaser is necessary to consummate the transactions to be performed by Purchaser and Purchaser has all necessary right and authority to perform such acts as are required and contemplated by this Purchase Contract. Purchaser has not dealt with any broker, finder or any other person, other than the Broker, who is Seller's broker, in connection with the purchase of or the negotiation of the purchase of the Property that might give rise to any claim for commission against Seller or lien or claim against the Property. Intentionally Omitted.


                         CONDITIONS PRECEDENT TO CLOSING

Purchaser's obligation to close under this Purchase Contract, shall be subject to and conditioned upon the fulfillment of each and all of the following conditions precedent: All of the documents required to be delivered by Seller to Purchaser at the Closing pursuant to the terms and conditions hereof shall have been delivered and shall be in form and substance reasonably satisfactory to Purchaser; Each of the representations, warranties and covenants of Seller contained herein shall be true in all material respects as of the Closing Date (and Purchaser shall be permitted to perform an inspection of the Property immediately prior to the Closing Date to verify same); Seller shall have complied with, fulfilled and performed in all material respects each of the covenants, terms and conditions to be complied with, fulfilled or performed by Seller hereunder; Neither Seller nor Seller's general partner shall be a debtor in any bankruptcy proceeding or shall have been in the last 6 months a debtor in any bankruptcy proceeding; A taking of all or any part of the Property must not have been commenced or threatened in writing; The actual occupancy level of the Property shall not have decreased by more than ten percent (10%) from the actual occupancy level on the Effective Date; Seller shall have terminated any Property Contracts which are not being assumed by Purchaser as of the Closing Date (and which are capable of being terminated by Seller without penalty or cost to Seller). Notwithstanding anything to the contrary, there are no other conditions on Purchaser's obligation to Close except as expressly set forth above. If any of the above conditions are not satisfied, then notwithstanding anything to the contrary contained in this Purchase Contract, Purchaser may, at its option (a) waive such condition and proceed to Closing and accept title to the Property with an agreed upon offset or deduction from the Purchase Price (assuming Seller and Purchaser can agree upon such offset or deduction amount, and neither party has any obligation to come to an agreement), (b) waive such condition and proceed to Closing and accept title to the Property without any offset or deduction from the Purchase Price, or (iii) notify Seller of Purchaser's election to terminate this Purchase Contract and receive a return of the Deposit from the Escrow Agent.

Without limiting any of the rights of Seller elsewhere provided for in this Purchase Contract, Seller's obligation to close with respect to conveyance of a particular Property under this Purchase Contract shall be subject to and conditioned upon the fulfillment of each and all of the following conditions precedent: Purchaser's representations and warranties set forth in this Purchase Contract shall have been true and correct in all material respects when made, and shall be true and correct in all material respects on the Closing Date and as of the Effective Date as though such representations and warranties were made at and as of such date and time. Purchaser shall have fully performed and complied with all covenants, conditions, and other obligations in this Purchase Contract to be performed or complied with by it at or prior to Closing including, without limitation, payment in full of the Purchase Price. There shall not be pending or, to the knowledge of either Purchaser or Seller, any litigation or threatened litigation which, if determined adversely, would restrain the consummation of any of the transactions contemplated by this Purchase Contract or declare illegal, invalid or nonbinding any of the covenants or obligations of the Purchaser. If applicable, Purchaser shall have produced evidence reasonably satisfactory to Seller of Purchaser's compliance with Hart-Scott-Rodino Act requirements or of the non-applicability thereof to the transactions contemplated by this Purchase Contract. It shall be a joint condition precedent that the Closing of this Purchase Contract is contingent upon the concurrent closing of the sale to Purchaser of the property known as "GATEWAY GARDENS APARTMENTS" located at 2981 6th Street S.W., Cedar Rapids, Iowa 52404, pursuant to a purchase contract for said property of even date herewith.

                                    BROKERAGE

Seller represents and warrants to Purchaser that it has dealt only with Hendricks & Partners, 3567 E Sunrise Drive Suite 237, Tucson, Arizona 85718, ("Broker") in connection with this Purchase Contract. Seller and Purchaser each represents and warrants to the other that other than Broker, it has not dealt with or utilized the services of any other real estate broker, sales person or finder in connection with this Purchase Contract, and each party agrees to indemnify the other party from and against all claims for brokerage commissions and finder's fees arising from or attributable to the acts or omissions of the indemnifying party. Notwithstanding the foregoing, Purchaser and Seller hereby acknowledge that Broker represents only Seller, not Buyer. Seller agrees to pay Broker a commission according to the terms of a separate agreement. Broker shall not be deemed a party or third party beneficiary of this Purchase Contract. Broker assumes no responsibility for the condition of the Property or representation for the performance of this Purchase Contract by the Seller or Purchaser.

                                   POSSESSION

Possession of the Property subject to the Permitted Exceptions shall be delivered to Purchaser at the Closing, subject to Purchaser's right of entry for inspection as set forth in 0.

                              DEFAULTS AND REMEDIES

In the event the Purchaser terminates this Purchase Contract following the end of the Feasibility Period for any reason other than Seller's inability to convey title as required by this Purchase Contract, or defaults hereunder on or prior to the Closing Date and consummation of the Closing does not occur by reason of such termination or default by Purchaser, Seller and Purchaser agree that it would be impractical and extremely difficult to estimate the damages which Seller may suffer. Therefore, Seller and Purchaser hereby agree that, except for the Purchaser's obligations to Seller under Section 0, the reasonable estimate of the total net detriment that Seller would suffer in the event that Purchaser terminates this Purchase Contract or defaults hereunder on or prior to the last calendar day of the Feasibility Period is and shall be, as Seller's sole remedy (whether at law or in equity) (other than the alternative forfeiture remedy set forth in Section 3.1.4 of this Purchase Contract), the right to receive (if not already received by Seller) from the Escrow Agent and retain the full amount of the Deposit. Seller and Purchaser further hereby agree that, except for the Purchaser's obligations to Seller under Section 0, the reasonable estimate of the total net detriment that Seller would suffer in the event that Purchaser terminates this Purchase Contract or defaults hereunder on or prior to the Closing Date is and shall be, as Seller's sole remedy (whether at law or in equity) (other than the alternative forfeiture remedy set forth in Section 3.1.4 of this Purchase Contract), the right to receive (if not already received by Seller) from the Escrow Agent and retain the full amount of the Deposit. The payment and performance of the above as liquidated damages is not intended as a forfeiture or penalty within the meaning of applicable law and is intended to settle all issues and questions about the amount of damages suffered by Seller in the applicable event, except only for damages under Section 0 above, irrespective of the time when the inquiry about such damages may take place. If this remedy is exercised by Seller, the Deposit shall be full, agreed and liquidated damages for the breach of this Purchase Contract by the Purchaser, all other claims to damage or other remedies being herein expressly waived by Seller; provided however, if Seller is unable to exercise the foregoing remedy, Seller shall retain the alternative forfeiture remedy set forth in Section 3.1.5 of this Purchase Contract. Upon any such failure by Purchaser hereunder, if this remedy is exercised by Seller, this Purchase Contract shall be terminated, and neither party shall have any further rights or obligations hereunder, each to the other, except for the Purchaser's obligations to Seller under Section 5.3 above, and the right of Seller to collect such liquidated damages to the extent not theretofore paid by Purchaser. Provided that Purchaser has not terminated this Purchase Contract and is not otherwise in default hereunder, if the Closing does not occur as a result of Seller's default hereunder, Purchaser's sole remedy shall be to elect to either (a) terminate this Purchase Contract and receive reimbursement of the Deposit, or (b) enforce specific performance of this Purchase Contract. In the event Purchaser is unable to enforce the remedy of specific performance after using commercially reasonable efforts to seek to enforce such remedy, then in lieu of obtaining specific performance, Purchaser shall have the right to bring suit for damages against Seller in an amount not to exceed $50,000.00 in addition to receiving reimbursement of the Deposit.

                            RISK OF LOSS OR CASUALTY

In the event that the Property is damaged or destroyed by fire or other casualty prior to Closing, and the cost of repair is more than $500,000, then Seller will have no obligation to repair such damage or destruction and, at Purchaser's option, this Agreement shall terminate. In the event Purchaser elects not to terminate this Agreement, this transaction shall be closed in accordance with the terms of this Agreement, notwithstanding any such damage or destruction and Purchaser shall receive all insurance proceeds pertaining thereto (plus a credit against the Purchase Price in the amount of any deductible payable by Seller in connection therewith) at Closing. In the event that the Property is damaged or destroyed by fire or other casualty prior to the Closing, and the cost of repair is less than $500,000, this transaction shall be closed in accordance with the terms of this Agreement, notwithstanding the damage or destruction; provided, however, Seller shall make such repairs if they can be reasonably effected before the Closing. If Seller is unable to effect such repairs, then Purchaser shall receive all insurance proceeds pertaining thereto (plus a credit against the Purchase Price in the amount of any deductible payable by Seller in connection therewith) at Closing.

                                  RATIFICATION

This Purchase Contract shall be null and void unless fully executed by Purchaser and Seller on or before April 9, 2001.

                                 EMINENT DOMAIN

In the event that at the time of Closing all or any part of the Property is (or has previously been) acquired, or is about to be acquired, by authority of any governmental agency in purchase in lieu thereof (or in the event that at such time there is any notice of any such acquisition or intent to acquire by any such governmental agency), Purchaser shall have the right, at Purchaser's option, to terminate this Purchase Contract by giving written Notice within Fifteen (15) days of Purchaser's receipt from Seller of the occurrence of such event and recover the Deposit hereunder, or to settle in accordance with the terms of this Purchase Contract for the full Purchase Price and receive the full benefit of any condemnation award.

                                  MISCELLANEOUS

                             Exhibits And Schedules

            All Exhibits and Schedules, whether or not annexed hereto, are a part of this Purchase Contract for all purposes.

                                  Assignability

            Subject to Section 0, Purchaser may assign all or an undivided interest in this Purchase Contract to one or more entities so long as (i) the majority ownership of such assignee is owned by either Purchaser or its affiliate, or Robert Fransen is a principal in such assignee, (ii) Purchaser is not released from its liability hereunder, and (iii) Seller receives prompt notification of such transfer when made.

                                 Binding Effect

            This Purchase Contract shall be binding upon and inure to the benefit of Seller and Purchaser, and their respective successors, heirs and permitted assigns.

                                    Captions

            The captions, headings, and arrangements used in this Purchase Contract are for convenience only and do not in any way affect, limit, amplify, or modify the terms and provisions hereof.

                           Number And Gender Of Words

            Whenever herein the singular number is used, the same shall include the plural where appropriate, and words of any gender shall include each other gender where appropriate.

                                     Notices

            All Notices, demands, requests and other communications required pursuant to the provisions of this Purchase Contract ("Notice") shall be in writing and shall be deemed to have been properly given or served for all purposes (i) if sent by Federal Express or a nationally recognized overnight carrier for next business day delivery, on the first business day following deposit of such Notice with such carrier, or (ii) if personally delivered, on the actual date of delivery or (iii) if sent by certified mail, return receipt requested postage prepaid, on the Fifth (5th) business day following the date of mailing, or (iv) if sent by telecopier, then on the actual date of delivery (as evidenced by a telecopier confirmation) provided that a copy of the telecopy and confirmation is also sent by U.S. mail, addressed as follows:

            If to Seller:                     If to Purchaser:

            AP XII ASSOCIATES LIMITED         Timberland partners
            PARTNERSHIP                       management coMPANY
            2000 South Colorado Boulevard     7301 Ohms Lane
            Tower Two, Suite 2-1000           Suite 445
            Denver, Colorado 80222            Minneapolis, Minnesota  55439
            Attn:  Mr. Harry Alcock           Attn: Robert L. Fransen
            Facsimile No. (303) 692-0786      Facsimile No. (952) 893-0968

                  And                               With a copy to

            AP XII ASSOCIATES LIMITED         BARNA GUZY & STEFFEN, LTD.
            PARTNERSHIP                       200 Coon Rapids Boulevard,
            2000 South Colorado Boulevard     Suite 400
            Tower Two, Suite 2-1000           Coon Rapids, Minnesota  55433
            Denver, Colorado 80222            Attn: Jeff Johnson, Esq.
            Attn:  Mr. Mark Reoch and Mr.     Telephone: (763) 783-5120
            Pat Stucker                       Facsimile: (763) 780-1777
            Facsimile No. (303) 300-3261
                  With a copy to

            Loeb & Loeb, LLP
            1000 Wilshire Boulevard, Suite
            1600
            Los Angeles, California 90017
            Attn:  Andrew S. Clare, Esq. and
                      Karen N. Higgins, Esq.
            Facsimile No. (213) 688-3460

      Any of the parties may designate a change of address by Notice in writing to the other parties. Whenever in this Purchase Contract the giving of Notice by mail or otherwise is required, the giving of such Notice may be waived in writing by the person or persons entitled to receive such Notice.

                             Governing Law And Venue

            The laws of the State of Iowa shall govern the validity, construction, enforcement, and interpretation of this Purchase Contract, unless otherwise specified herein except for the conflict of laws provisions thereof. All claims, disputes and other matters in question arising out of or relating to this Purchase Contract, or the breach thereof, shall be decided by proceedings instituted and litigated in the United States District Court for the district in which the Property is situated, and the parties hereto expressly consent to the venue and jurisdiction of such court.

                             Entirety And Amendments

            This Purchase Contract embodies the entire Purchase Contract between the parties and supersedes all prior Purchase Contracts and understandings, if any, relating to the Property, and may be amended or supplemented only by an instrument in writing executed by the party against whom enforcement is sought.

                                  Severability

            If any provision of this Purchase Contract is held to be illegal, invalid, or unenforceable under present or future laws, such provision shall be fully severable. The Purchase Contract shall be construed and enforced as if such illegal, invalid, or unenforceable provision had never comprised a part of this Purchase Contract; and the remaining provisions of this Purchase Contract shall remain in full force and effect and shall not be affected by the illegal, invalid, or unenforceable provision or by its severance from this Purchase Contract. In lieu of such illegal, invalid, or unenforceable provision, there shall be added automatically as a part of this Purchase Contract a provision as similar in terms to such illegal, invalid, or unenforceable provision as may be possible to make such provision legal, valid, and enforceable.

                              Multiple Counterparts

            This  Purchase  Contract  may be executed  in a number of  identical counterparts. If so executed, each of such counterparts is to be deemed an original for all purposes and all such counterparts shall, collectively, constitute one Purchase Contract. In making proof of this Purchase Contract, it shall not be necessary to produce or account for more than one such counterparts.

                                  Further Acts

In addition to the acts and deeds recited herein and contemplated and performed, executed and/or delivered by Seller and Purchaser, Seller and Purchaser agree to perform, execute and/or deliver or cause to be performed, executed and/or delivered any and all such further acts, deeds, and assurances as may be necessary to consummate the transactions contemplated hereby.

                                  Construction

            No provision of this Purchase Contract shall be construed in favor of, or against, any particular party by reason of any presumption with respect to the drafting of this Purchase Contract; both parties, being represented by counsel, having fully participated in the negotiation of this instrument.

                                 Confidentiality

            Purchaser  shall not disclose the terms and conditions  contained in this Purchase Contract, shall keep the same confidential, provided that Purchaser may disclose the terms and conditions of this Purchase Contract (i) as required by law, (ii) to consummate the terms of this Purchase Contract, or any financing relating thereto, or (iii) to Purchaser's or Seller's lenders, attorneys and accountants. Any information provided by Seller to Purchaser under the terms of this Purchase Contract is for informational purposes only. In providing such information to Purchaser, Seller makes no representation or warranty, express, written, oral, statutory, or implied, and all such representations and warranties are hereby expressly excluded. Purchaser shall not in any way be entitled to rely upon the accuracy of such information. Such information is also confidential and Purchaser shall be prohibited from making such information public to any other person or entity other than its agents and legal representatives, without Seller's prior written authorization, which may be granted or denied in Seller's sole discretion.

                               Time Of The Essence

            It is expressly agreed by the parties hereto that time is of the essence with respect to this Purchase Contract.

                         Cumulative Remedies And Waiver

            No remedy herein conferred or reserved is intended to be exclusive of any other available remedy or remedies herein conferred or referred, but each and every such remedy shall be cumulative and shall be in addition to every other remedy given under this Purchase Contract. No delay or omission to exercise any right or power accruing upon any default, omission, or failure of performance hereunder shall impair any right or power or shall be construed to be a waiver thereof, but any such right and power may be exercised from time to time and as often as may be deemed expedient. No waiver, amendment, release, or modification of this Purchase Contract shall be established by conduct, custom, or course of dealing.

                               Litigation Expenses

            In the event either party hereto commences litigation against the other to enforce its rights hereunder, the prevailing party in such litigation shall be entitled to recover from the other party its reasonable attorneys' fees and expenses incidental to such litigation.

                                  Time Periods

            Should the last day of a time period fall on a weekend or legal holiday, the next Business Day thereafter shall be considered the end of the time period.

                                    Exchange

            At Seller's sole cost and expense, Seller may structure the sale of the Property to Purchaser as a Like Kind Exchange under Internal Revenue Code
Section 1031 whereby Seller will acquire certain property (the "Like Kind Exchange Property") in conjunction with the sale of the Property (the "Like Kind Exchange"). Purchaser shall cooperate fully and promptly with Seller's conduct of the Like Kind Exchange, provided that all costs and expenses generated in connection with the Like Kind Exchange shall be borne solely by Seller, and Purchaser shall not be required to take title to or contract for the purchase of any other property. If Seller uses a qualified intermediary to effectuate the exchange, any assignment of the rights or obligations of Seller hereunder shall not relieve, release or absolve Seller of its obligations to Purchaser. In no event shall the Closing Date be delayed by the Like Kind Exchange. Seller shall indemnify and hold harmless Purchaser from and against any and all liability arising from and out of the Like Kind Exchange.

   No Personal Liability of Officers, Trustees or directors of Seller's Partners

            Purchaser acknowledges that this Agreement is entered into by Seller which is a South Carolina limited partnership, and Purchaser agrees that no individual officer, trustee, director or representative of the partners of Seller shall have any personal liability under this Agreement or any document executed in connection with the transactions contemplated by this Agreement.

                            No Exclusive Negotiations

            Seller shall have the right, at all times prior to the expiration of the Feasibility Period, to solicit backup offers and enter into discussions, negotiations, or any other communications concerning or related to the sale of the Property with any third-party; provided, however, that such communications are subject to the terms of this Agreement, and that Seller shall not enter into any contract or binding agreement with a third-party for the sale of the Property unless such agreement is contingent on the termination of this Agreement without the Property having been conveyed to Purchaser.

                       Lead Based Paint Warning Statement

            Seller and Purchaser hereby acknowledge delivery of the disclosure attached as Exhibit 16.21 hereto.

                    [Remainder of Page Intentionally Left Blank]

      NOW WHEREFORE, the parties hereto have executed this Purchase Contract as of the date first set forth above.


                              Seller:


                              AP XII ASSOCIATES LIMITED PARTNERSHIP, a South Carolina
                               limited partnership

                              By:   AP XII Associates GP, L.L.C., a South
                                    Carolina limited partnership, its sole
                                    general partner

                              By:   Angeles Partners XII,
                                    a California limited partnership,
                                    its member

                              By:   Angeles Realty Corporation II,
                                    a California corporation,
                                    its managing general partner


                                    By:
                                    Name:
                                    Its:



                              Purchaser:


                             TIMBERLAND PARTNERS MANAGEMENT COMPANY, a Minnesota corporation

                              By:
                              Name:
                              Title:

                                ACKNOWLEDGEMENTS


STATE OF__________            )
                              )
COUNTY OF ________________    )


On this _________________________ day of _____________________, 2001, before me, the undersigned, a Notary Public in and for the said State, personally appeared Harry Alcock, to me personally known, who being duly sworn, did say that the person is the Executive Vice President of Angeles Realty Corporation II, a California corporation, which is the managing general partner of Angeles Partners XII, a California limited partnership, which is a member of AP XII Associates GP, LLC., a South Carolina limited partnership, which is the sole general partner of AP XII Associates Limited Partnership, a South Carolina limited partnership, and that the instrument was signed on behalf of AP XII Associates Limited Partnership, a South Carolina limited partnership, by authority of the partners; and the partner acknowledged the execution of the instrument to be the voluntary act and deed of the limited partnership by it and by the partner voluntarily executed.



                                    -----------------------------------
                                    Notary Public in and for said State


STATE OF__________            )
                              )
COUNTY OF ________________    )


On this _________________________ day of _____________________, 2001, before me, the undersigned, a Notary Public in and for the said State, personally appeared _________________________________________, to me personally known, who being duly sworn, did say that the person is _____________________________ of said corporation, that the seal affixed to said instrument is the seal of said corporation and that said instrument was signed and sealed on behalf of the said corporation by authority of its officers and directors and the said corporation acknowledged the execution of said instrument to be the voluntary act and deed of said corporation by it voluntarily executed.



                                    -----------------------------------
                                    Notary Public in and for said State

                                    EXHIBIT A

                     LEGAL DESCRIPTION FOR BRIARWOOD APARTMENTS

PARCEL 1:

That part of Lot 2, Northland First Addition to Cedar Rapids, Iowa, described as follows:

Commencing at the Southwest corner of the East half of the Northwest fractional quarter of Section 2, Township 83, Range 7, West of the Fifth Principal Meridian, in Linn County, Iowa; thence South 88 degrees 11 1/2 feet East along the South line of the Northwest fractional quarter of said Section 2, a distance of 473.6 feet; thence due North along the West line of Northland Avenue Northeast 1184.29 feet to the point of beginning; thence due North 277.88 feet; thence North 88 degrees 11 minutes West, 216.61 feet; thence due South 284.75 feet; thence due East 216.50 feet to the point of beginning.

PARCEL 2:

That part of Lot 2, Northland First Addition to Cedar Rapids, Iowa, described as follows:

Commencing at the Southwest corner of the East half of the Northwest fractional quarter of Section 2, Township 83, Range 7, West of the Fifth Principal Meridian, in Linn County, Iowa; thence South 88 degrees 11 1/2 feet East along the South line of the Northwest fractional quarter of said Section 2, a distance of 473.6 feet; thence due North along the West line of Northland Avenue Northeast 1184.29 feet; thence due West 216.50 feet to the point of beginning; thence due North 284.75 feet; thence North 88 degrees 11 minutes West, 255.51 feet; thence South 0 degrees 03 1/2 minutes West, 292.85 feet; thence due East,
255.68 feet to the point of beginning.

                                  EXHIBIT 1.1.4

                            LIST OF EXCLUDED PERMITS

                             To Be Inserted, If Any

                                  EXHIBIT 1.1.6

                  LIST OF EXCLUDED PERSONAL PROPERTY OR EQUIPMENT



      1.    Any Buyer's Access computer hardware and software.

      2.    AIMCO Benchmark Series Books

      3.    Connect:  Remote Horizon Software

                                  EXHIBIT 3.1.1

                             FORM OF QUITCLAIM DEED
WHEN RECORDED MAIL TO AND
MAIL TAX STATEMENTS TO:

AP XII Associates Limited Partnership
2000 South Colorado Boulevard, Tower Two, Suite 2-1000
Denver, Colorado 80222

Preparer
Information:

Karen Higgins, Esq.     1000 Wilshire Boulevard, Suite 1800, Los Angeles, CA
90017-2475  (213) 688-3820
Individual's Name Street Address City   Phone

                         (Above Space for Recorder's Use Only)

                                 QUITCLAIM DEED

      For the consideration of Ten Dollars ($10.00) and other valuable consideration, TIMBERLAND PARTNERS MANAGEMENT COMPANY, a Minnesota corporation, does hereby quitclaim to AP XII ASSOCIATES LIMITED PARTNERSHIP, a South Carolina limited partnership, all our right, title, interest, estate, claim and demand in the following described real estate in Linn County, Iowa, more particularly described in Exhibit A attached hereto and made a part hereof, together with the buildings and other improvements located thereon (collectively, the "Premises"), commonly known as "BRIARWOOD APARTMENTS."

      Word and phrases herein, including acknowledgement hereof, shall be construed as in the singular or plural number, and as masculine and feminine gender, according to the context.

                                         Dated:                  , 2001


                                         TIMBERLAND PARTNERS MANAGEMENT COMPANY,
                                         a Minnesota corporation

                                       By:
                                      Name:
                                     Title:

                                 ACKNOWLEDGEMENT


STATE OF__________            )
                              )
COUNTY OF ________________    )


On this _________________________ day of _____________________, 2001, before me, the undersigned, a Notary Public in and for the said State, personally appeared _________________________________________, to me personally known, who being duly sworn, did say that the person is _____________________________ of said corporation, that the seal affixed to said instrument is the seal of said corporation and that said instrument was signed and sealed on behalf of the said corporation by authority of its officers and directors and the said corporation acknowledged the execution of said instrument to be the voluntary act and deed of said corporation by it voluntarily executed.



                                    -----------------------------------
                                    Notary Public in and for said State

                                   Exhibit "A"

                     LEGAL DESCRIPTION FOR BRIARWOOD APARTMENTS

PARCEL 1:

That part of Lot 2, Northland First Addition to Cedar Rapids, Iowa, described as follows:

Commencing at the Southwest corner of the East half of the Northwest fractional quarter of Section 2, Township 83, Range 7, West of the Fifth Principal Meridian, in Linn County, Iowa; thence South 88 degrees 11 1/2 feet East along the South line of the Northwest fractional quarter of said Section 2, a distance of 473.6 feet; thence due North along the West line of Northland Avenue Northeast 1184.29 feet to the point of beginning; thence due North 277.88 feet; thence North 88 degrees 11 minutes West, 216.61 feet; thence due South 284.75 feet; thence due East 216.50 feet to the point of beginning.

PARCEL 2:

That part of Lot 2, Northland First Addition to Cedar Rapids, Iowa, described as follows:

Commencing at the Southwest corner of the East half of the Northwest fractional quarter of Section 2, Township 83, Range 7, West of the Fifth Principal Meridian, in Linn County, Iowa; thence South 88 degrees 11 1/2 feet East along the South line of the Northwest fractional quarter of said Section 2, a distance of 473.6 feet; thence due North along the West line of Northland Avenue Northeast 1184.29 feet; thence due West 216.50 feet to the point of beginning; thence due North 284.75 feet; thence North 88 degrees 11 minutes West, 255.51 feet; thence South 0 degrees 03 1/2 minutes West, 292.85 feet; thence due East,
255.68 feet to the point of beginning.

                                 EXHIBIT 7.2.1.1

                          FORM OF SPECIAL WARRANTY DEED

WHEN RECORDED MAIL TO AND
MAIL TAX STATEMENTS TO:



Preparer
Information:
Karen Higgins, Esq.     1000 Wilshire Boulevard, Suite 1800, Los Angeles, CA
90017-2475  (213) 688-3820
Individual's Name Street Address              City                      Phone

                     (Above Space for Recorder's Use Only)

                              SPECIAL WARRANTY DEED

      For the consideration of Ten Dollars ($10.00) and other valuable consideration, AP XII ASSOCIATES LIMITED PARTNERSHIP, a South Carolina limited partnership, does hereby convey to _______________________________, a
________________________________, the following described real estate in Linn County, Iowa, more particularly described in Exhibit A attached hereto and made a part hereof, together with the buildings and other improvements located thereon (collectively, the "Premises"), commonly known as "BRIARWOOD APARTMENTS". The within conveyance is subject to the encumbrances attached on Exhibit B.

      Grantor does hereby covenant with Grantee and successors in interest to warrant and defend the real estate against the lawful claims of all persons claiming by, through or under them and no others, except as may be above stated.

      Word and phrases herein, including acknowledgement hereof, shall be construed as in the singular or plural number, and as masculine and feminine gender, according to the context.


                    [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                              Seller:


                              AP XII ASSOCIATES LIMITED PARTNERSHIP, a South Carolina
                               limited partnership

                              By:   AP XII Associates GP, L.L.C., a South
                                    Carolina limited partnership, its sole
                                 general partner

                                    By:   Angeles Partners XII,
                                          a California limited partnership,
                                          its member

                                          By:   Angeles Realty Corporation II,
                                                a California corporation,
                                                its managing general partner


                                                By:
                                                Name:
                                                Its:

                                 ACKNOWLEDGEMENT


STATE OF__________            )
                              )
COUNTY OF ________________    )


On this _________________________ day of _____________________, 2001, before me, the undersigned, a Notary Public in and for the said State, personally appeared Harry Alcock, to me personally known, who being duly sworn, did say that the person is the Executive Vice President of Angeles Realty Corporation II, a California corporation, which is the managing general partner of Angeles Partners XII, a California limited partnership, which is a member of AP XII Associates GP, LLC., a South Carolina limited partnership, which is the sole general partner of AP XII Associates Limited Partnership, a South Carolina limited partnership, and that the instrument was signed on behalf of AP XII Associates Limited Partnership, a South Carolina limited partnership, by authority of the partners; and the partner acknowledged the execution of the instrument to be the voluntary act and deed of the limited partnership by it and by the partner voluntarily executed.



                                    -----------------------------------
                                    Notary Public in and for said State

                                   Exhibit "A"

                     LEGAL DESCRIPTION FOR BRIARWOOD APARTMENTS

PARCEL 1:

That part of Lot 2, Northland First Addition to Cedar Rapids, Iowa, described as follows:

Commencing at the Southwest corner of the East half of the Northwest fractional quarter of Section 2, Township 83, Range 7, West of the Fifth Principal Meridian, in Linn County, Iowa; thence South 88 degrees 11 1/2 feet East along the South line of the Northwest fractional quarter of said Section 2, a distance of 473.6 feet; thence due North along the West line of Northland Avenue Northeast 1184.29 feet to the point of beginning; thence due North 277.88 feet; thence North 88 degrees 11 minutes West, 216.61 feet; thence due South 284.75 feet; thence due East 216.50 feet to the point of beginning.

PARCEL 2:

That part of Lot 2, Northland First Addition to Cedar Rapids, Iowa, described as follows:

Commencing at the Southwest corner of the East half of the Northwest fractional quarter of Section 2, Township 83, Range 7, West of the Fifth Principal Meridian, in Linn County, Iowa; thence South 88 degrees 11 1/2 feet East along the South line of the Northwest fractional quarter of said Section 2, a distance of 473.6 feet; thence due North along the West line of Northland Avenue Northeast 1184.29 feet; thence due West 216.50 feet to the point of beginning; thence due North 284.75 feet; thence North 88 degrees 11 minutes West, 255.51 feet; thence South 0 degrees 03 1/2 minutes West, 292.85 feet; thence due East,
255.68 feet to the point of beginning.

                                   Exhibit "B"

                              PERMITTED EXCEPTIONS

                                [To Be Attached]

                                 EXHIBIT 7.2.1.2

                              FORM OF BILL OF SALE

      This Bill of Sale ("Assignment") is executed by AP XII ASSOCIATES LIMITED PARTNERSHIP, a South Carolina limited partnership ("Seller"), in favor of
_____________________________,        a       __________________________________
("Purchaser").

      Seller and Timberland Partners Management Company, a Minnesota corporation ("Original Purchaser"), have entered into that certain Purchase and Sale Contract dated as of April 6, 2001 ("Purchase Contract"), in which Seller has agreed to sell and Purchaser has agreed to purchase the real property described in Exhibit A attached thereto and the improvements located thereon (collectively, the "Project"). Purchaser is the assignee of Original Purchaser under the Purchase Contract.

      Pursuant to the Purchase Contract, Seller has agreed to assign, without recourse or warranty, to Purchaser all of Seller's right, title and interest, if any, in and to the Property (as hereinafter defined).

      NOW THEREFORE, for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Seller and Purchaser agree as follows: 1. As used herein, the term "Property" shall mean the following property to the extent said property is owned by Seller and used in, held for use in connection with, or necessary for the operation of the Project:

o Property Contracts. All of Seller's rights and interests in and to purchase orders, maintenance, service or utility contracts or similar contracts which relate to the ownership, maintenance, construction or repair or operation of the Project.

o Leases. All of Seller's rights and interests in and to leases, subleases, and other occupancy agreements, whether or not of record, which provide for use or occupancy of space or facilities on or relating to the Project.

o Licenses and Permits. All of Seller's rights and interests in and to all licenses or permits granted by governmental authorities having jurisdiction over the Project and utilized with respect to the Project.

o Fixtures and Tangible Personal Property. All of Sellers rights and interests in and to all fixtures, furniture, furnishings, fittings, equipment, machinery, computers (to the extent located on the Property and owned by Seller), fax machines (to the extent located on the Property and owned by Seller), copiers (to the extent located on the Property and owned by Seller), apparatus, appliances and other articles of tangible personal property now located on the Project or in the improvements thereon and used in connection with any present or future occupation or operation of all or any part of the Project.

            The term "Property" shall not include any of the foregoing: (i) to the extent the same are excluded or reserved to Seller pursuant to the Purchase Contract to which Seller and Purchaser are parties; and (ii) to the extent that the sale or transfer thereof requires consent or approval of any third party, which consent or approval is not obtained by Seller. Nothing herein shall create a transfer or assignment of intellectual property or similar assets of Seller.

2. Assignment. Seller hereby assigns, sells and transfers, without recourse or warranty, to Purchaser all of Seller's right, title and interest, if any, in and to the Property, subject to any rights of consent as provided therein.

3. Assumption. Purchaser expressly agrees to assume and hereby assumes all liabilities and obligations of the Seller in connection with the Property and agrees to perform all of the covenants and obligations of Seller thereunder. Purchaser further agrees to indemnify, defend and hold Seller harmless from and against any and all cost, loss, harm or damage which may arise in connection with the Property.

4. Counterparts. This Assignment may be executed in counterparts, each of which shall be deemed an original, and both of which together shall constitute one and the same instrument.

5. Attorneys' Fees. If any action or proceeding is commenced by either party to enforce its rights under this Assignment, the prevailing party in such action or proceeding shall be entitled to recover all reasonable costs and expenses incurred in such action or proceeding, including reasonable attorneys' fees and costs, in addition to any other relief awarded by the court.

6. Applicable Law. This Assignment shall be governed by and interpreted in accordance with the laws of the State of Iowa.

     7. Titles and Section Headings. Titles of sections and subsections contained in this Assignment are inserted for convenience of reference only, and neither form a part of this Assignment or are to be used in its construction or interpretation.

     8. Binding Effect. This Assignment shall be binding upon and inure to the benefit of the parties hereto and their respective transferees, successors, and assigns.

     9. Entire Agreement; Modification. This Assignment supersedes all prior agreements and constitutes the entire agreement with respect to the subject matter hereof. It may not be altered or modified without the written consent of all parties.

      WITH RESPECT TO ALL MATTERS TRANSFERRED, WHETHER TANGIBLE OR INTANGIBLE, PERSONAL OR REAL, SELLER EXPRESSLY DISCLAIMS A WARRANTY OF MERCHANTABILITY AND WARRANTY FOR FITNESS FOR A PARTICULAR USE OR ANY OTHER WARRANTY EXPRESSED OR IMPLIED THAT MAY ARISE BY OPERATION OF LAW OR UNDER THE UNIFORM COMMERCIAL CODE FOR THE STATE IN WHICH THE PROPERTY IS LOCATED.

WITNESS the signatures of the undersigned.

Dated:                  , 2001


                              Seller:


                              AP XII ASSOCIATES LIMITED PARTNERSHIP, a South Carolina
                               limited partnership

                              By:   AP XII Associates GP, L.L.C., a South
                                    Carolina limited partnership, its sole
                                    general partner

                                    By:   Angeles Partners XII,
                                          a California limited partnership,
                                          its member

                                          By:   Angeles Realty Corporation II,
                                                a California corporation,
                                                its managing general partner


                                                 By:
                                                 Name:
                                                 Its:



                              Purchaser:


                              ______________________________________, a
                              ---------------------------

                              By:
                              Name:
                              Title:

                                 EXHIBIT 7.2.1.3

                               GENERAL ASSIGNMENT

      This General Assignment ("Assignment") is executed by AP XII ASSOCIATES LIMITED PARTNERSHIP, a South Carolina limited partnership ("Seller"), in favor of _______________________________________, a _______________________________
("Purchaser").

      Seller and Timberland Partners Management Company, a Minnesota corporation ("Original Purchaser"), entered into that certain Purchase and Sale Contract dated as of April 6, 2001 ("Purchase Contract"), in which Seller has agreed to sell and Purchaser has agreed to purchase the real property described in Exhibit "A" attached thereto and the improvements located thereon collectively, the "Project"). Purchaser is the assignee of Original Purchaser under the Purchase Contract. Capitalized terms not otherwise defined herein shall have the meaning ascribed to them in the Purchase Contract.

      Pursuant to the Purchase Contract, Seller has agreed to assign, without recourse or warranty, to Purchaser all of Seller's right, title and interest, if any, in and to the Miscellaneous Property Assets (as hereinafter defined).

      NOW THEREFORE, for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Seller and Purchaser agree as follows: 1. As used herein, the term "Miscellaneous Property Assets" shall mean all contract rights, leases, concessions, warranties, plans, drawings, and other items of intangible personal property to the extent said property is owned by Seller and used in, held for use in connection with, or necessary for the operation of the Project. The term "Miscellaneous Assets" shall also include the following, but only to the extent owned by Seller and in Seller's possession: site plans, surveys, soil and substrata studies, architectural renderings, plans and specifications, engineering plans and studies, floor plans, tenant data sheets, landscape plans and other plans or studies of any kind, if any, which relate to the Land and or the Improvements or the Fixtures and Tangible Personal Property. The term "Miscellaneous Property Assets" shall also include all of Seller's rights, if any, in and to the name "BRIARWOOD APARTMENTS." 2. The term "Miscellaneous Property Assets" shall not include any of the foregoing: (i) to the extent the same are excluded or reserved to Seller pursuant to the Purchase Contract to which Seller and Purchaser are parties; and (ii) to the extent that the sale or transfer thereof requires consent or approval of any third party, which consent or approval is not obtained by Seller. Nothing herein shall create a transfer or assignment of intellectual property or similar assets of Seller.
3. Assignment. Seller hereby assigns, sells and transfers, without recourse or warranty, to Purchaser all of Seller's right, title and interest, if any, in and to the Miscellaneous Property Assets, subject to any rights of consent as provided therein. 4. Assumption. Purchaser expressly agrees to assume and hereby assumes all liabilities and obligations of the Seller in connection with the Miscellaneous Property Assets and agrees to perform all of the covenants and obligations of Seller thereunder. Purchaser further agrees to indemnify, defend and hold Seller harmless from and against any and all cost, loss, harm or damage which may arise in connection with the Miscellaneous Property Assets, pertaining to acts arising on and after the date hereof. 5. Counterparts. This Assignment may be executed in counterparts, each of which shall be deemed an original, and both of which together shall constitute one and the same instrument. 6. Attorneys' Fees. If any action or proceeding is commenced by either party to enforce its rights under this Assignment, the prevailing party in such action or proceeding shall be entitled to recover all reasonable costs and expenses incurred in such action or proceeding, including reasonable attorneys' fees and costs, in addition to any other relief awarded by the court. 7. Applicable Law. This Assignment shall be governed by and interpreted in accordance with the laws of the State of Iowa. 8. Titles and Section Headings. Titles of sections and subsections contained in this Assignment are inserted for convenience of reference only, and neither form a part of this Assignment or are to be used in its construction or interpretation. 9. Binding Effect. This Assignment shall be binding upon and inure to the benefit of the parties hereto and their respective transferees, successors, and assigns. 10. Entire Agreement; Modification. This Assignment supersedes all prior agreements and constitutes the entire agreement with respect to the subject matter hereof. It may not be altered or modified without the written consent of all parties.

      WITH RESPECT TO ALL MATTERS TRANSFERRED, WHETHER TANGIBLE OR INTANGIBLE, PERSONAL OR REAL, SELLER EXPRESSLY DISCLAIMS A WARRANTY OF MERCHANTABILITY AND WARRANTY FOR FITNESS FOR A PARTICULAR USE OR ANY OTHER WARRANTY EXPRESSED OR IMPLIED THAT MAY ARISE BY OPERATION OF LAW OR UNDER THE UNIFORM COMMERCIAL CODE FOR THE STATE IN WHICH THE PROPERTY IS LOCATED.





                    [Remainder of Page Intentionally Left Blank]

      WITNESS the signatures of the undersigned.

Dated:  ___________, 2001


                              Seller:


                              AP XII ASSOCIATES LIMITED PARTNERSHIP, a South Carolina
                               limited partnership

                              By:   AP XII Associates GP, L.L.C., a South
                                    Carolina limited partnership, its sole
                                 general partner

                                    By:   Angeles Partners XII,
                                          a California limited partnership,
                                          its member

                                          By:   Angeles Realty Corporation II,
                                                a California corporation,
                                                its managing general partner


                                                By:
                                                Name:
                                                Its:



                              Purchaser:


                              ______________________________________, a
                              -------------------------------

                              By:
                              Name:
                              Title:

                                    EXHIBIT B

                                ESCROW AGREEMENT

      THIS ESCROW AGREEMENT ("Escrow Agreement") made this 6th day of April, 2001 by and among AP XII ASSOCIATES LIMITED PARTNERSHIP, a South Carolina limited partnership ("Seller"), and TIMBERLAND PARTNERS MANAGEMENT COMPANY, a Minnesota corporation ("Purchaser"); and STEWART TITLE GUARANTY COMPANY ("Escrow Agent");

                                   WITNESSETH:

      Whereas  Purchaser  and Seller are parties to a certain  Purchase and Sale
Contract (the "Purchase Contract") made and dated as of the 6th day of April, 2001; and

      Whereas, the Purchase Contract requires that Purchaser provide a deposit in the amount of Twenty Eight Thousand Two Hundred and No/100 Dollars ($28,200.00) in cash (such sum together with any interest earned thereon with Escrow Agent being hereinafter referred to as the "Initial Deposit"), to be held pursuant to an escrow agreement approved by Purchaser and Seller; and

      Whereas the Purchase Contract requires that, on or before 5:00 p.m. Central Standard Time on the date of expiration of the Feasibility Period, Purchaser shall provide an additional deposit in the sum of Twenty Eight Thousand Two Hundred and No/100 Dollars ($28,200.00) in cash (such sum together with any interest earned thereon with Escrow Agent being hereinafter referred to as the "Additional Deposit"), to be held by Escrow Agent; and

      Now, therefore, the parties agree to the following:
1. Establishment of Escrow. Escrow Agent hereby acknowledges receipt of Twenty Eight Thousand Two Hundred and No/100 Dollars ($28,200.00) in cash constituting the "Initial Deposit," which Initial Deposit shall be immediately released to Seller as provided in the Purchase Contract. Escrow Agent also hereby acknowledges receipt of a quitclaim deed executed by Purchaser a copy of which is attached (the "Quitclaim Deed") and agrees to hold and release the Quitclaim Deed in accordance with the terms of this Escrow Agreement.
2. Investment of Escrow Fund. All funds received by Escrow Agent, including the Additional Deposit, but specifically excluding the Initial Deposit once released to Seller (collectively, the "Escrow Fund"), shall be held in insured accounts and invested in such short-term, high-grade securities, money market funds or accounts, interest -bearing bank accounts, bank certificates of deposit or bank repurchase agreements as Escrow Agent, in its discretion, deems suitable (provided that Escrow Agent shall invest the Escrow Fund as jointly directed by Seller and Purchaser should Seller and Purchaser each in their respective sole discretion determine to issue such joint investment instructions to the Escrow Agent) and all interest and income thereon shall become part of the Escrow Fund and shall be remitted to the party entitled to the Escrow Fund, as set forth below.
3. Application of Escrow Fund. Escrow Agent shall hold the Escrow Fund as provided above. If the sale of the Property is closed by the date fixed therefor (or any extension date provided for by mutual written consent of the parties hereto, given or withheld in their respective sole discretion), Escrow Agent shall return the Quitclaim Deed to Purchaser and deliver the Escrow Fund to Seller in immediately available funds on the Closing Date pursuant to instructions from Seller. If the sale of the Property is not closed by the date fixed therefor (or any such extension date) owing to failure of satisfaction of a condition precedent to Purchaser's obligations, the Escrow Agent shall (a) return and refund the Escrow Fund to Purchaser and request that Seller return the Initial Deposit to Purchaser and (b) forthwith deliver the Quitclaim Deed to Seller. If the sale of the Property is not closed by the date fixed therefor (or any such extension date) owing to failure of performance by Seller, Purchaser shall give Notice to the Escrow Agent and Seller and in such Notice shall state whether it elects as its remedy return of the Escrow Fund and Initial Deposit or specific performance of the Purchase Contract; if Purchaser elects return of the Escrow Fund and Initial Deposit, Escrow Agent shall (a) return and refund the Escrow Fund to Purchaser and request that Seller return the Initial Deposit to Purchaser and (b) deliver the Quitclaim Deed to Seller. If the sale of the Property is not closed by the date fixed therefor (or any such extension date) owing to failure of performance by Purchaser, Escrow Agent shall forthwith deliver to Seller the Quitclaim Deed and the Escrow Fund in immediately available funds by wire transfer in accordance with the instructions of Seller, and Seller shall have the right to retain the Initial Deposit. If Purchaser shall have canceled the Purchase Contract on or before the expiration of the Feasibility Period (as defined in the Purchase Contract), the Escrow Agent shall deliver the Initial Deposit (if not already delivered to Seller) and deliver the Quitclaim Deed to Seller.

      If on or prior to the termination of the Escrow Agreement, a party claims to be entitled to payment of the Escrow Fund under the provisions referred to, such party shall give Notice to the Escrow Agent and the other party of the claim in writing, describing in such Notice the nature of the claim, and the provisions of the Purchase Contract on which the claim is based. Unless the other party sends the Escrow Agent a written objection to the claim, with a copy concurrently to the claiming party, within ten (10) days after delivery of the Notice of claim, the claim shall be conclusively presumed to have been approved. In such case, or in the event of mutual written consent of the parties hereto, given or withheld in their respective sole discretion, Escrow Agent shall, within two (2) business days thereafter, pay the claim as demanded. Notwithstanding the foregoing, Escrow Agent shall deliver the Escrow Fund to Seller forthwith upon Closing in accordance with the terms of subpart (a) of the immediately preceding paragraph.

      When all monies held by Escrow Agent have been finally distributed in accordance herewith, this Escrow Agreement shall terminate. 4. Liability. Escrow Agent will be obligated to perform only the duties that are expressly set forth herein. In case of conflicting demands upon Escrow Agent, it may (i) refuse to comply therewith as long as such disagreement continues and make no delivery or other disposition of any funds or property then held (and Escrow Agent shall not be or become liable in any way for such failure or refusal to comply with such conflicting or adverse claims or demands, except for its failure to exercise due care, willful breach and willful misconduct); and (ii) continue to so refrain and so refuse to act until all differences have been adjusted by agreement and, Escrow Agent has been notified thereof in writing signed jointly by Seller and Purchaser or (iii) to interplead the portion of Escrow Fund in dispute.
5. No Obligation to Take Legal Action. Escrow Agent shall not be under any obligation to take any legal action in connection with this Escrow Agreement or for its enforcement, or to appear in, prosecute, or defend any action or legal proceeding which, in its opinion, would or might involve it in any costs, expense, loss, or liability, unless and as often as required by it, it is furnished with satisfactory security and indemnity against all such costs, expenses, losses, or liabilities.
6. Status of Escrow Agent. Escrow Agent is to be considered and regarded as a depository only, and shall not be responsible or liable (except for its failure to exercise due care, willful breach or willful misconduct) for the sufficiency or correctness as to form, manner of execution, or validity of any instrument deposited pursuant to this Escrow Agreement, nor as to the identity, authority, or rights of any person executing the same. Escrow Agent's duties hereunder shall be limited to the safekeeping of the Quitclaim Deed and the safekeeping and investment of money, instruments, and securities received by it as Escrow Agent and for their disbursement in accordance with the written escrow instructions given it in accordance with this Escrow Agreement.
7. Written Instructions of Parties. Notwithstanding any contrary provision contained herein, Escrow Agent shall, at all times, have full right and authority and the duty and obligation to pay over and disburse the principal and interest of the Escrow Fund AND Quitclaim Deed in accordance with the joint written instructions signed by Seller and Purchaser.
8. Notices. Any required or permitted Notice or other communication under this Escrow Agreement ("Notice") shall be given as follows. All Notices, requests, demands and other communications hereunder shall be deemed to have been duly given if the same shall be in writing and shall be delivered personally or sent by federal express or other recognized national overnight courier service maintaining records of delivery, or sent by registered or certified mail, postage pre-paid, or sent by facsimile transmission (with a copy of the facsimile confirmation and the facsimile transmission also sent by U.S. Mail) and addressed as set forth below:

            If to Seller:                      If to Purchaser:

            AP XII ASSOCIATES LIMITED          TIMBERLAND PARTNERS MANAGEMENT
            PARTNERSHIP                        COMPANY
            2000 South Colorado Boulevard      7301 Ohms Lane
            Tower Two, Suite 2-1000            Suite 445
            Denver, Colorado  80222            Minneapolis, Minnesota 55439
            Attn:  Mr. Harry Alcock            Attn: Robert L. Fransen
            Facsimile No. (303) 692-0786       Facsimile No. (952) 893-0968

                  And
                                                     With a copy to
            AP XII ASSOCIATES LIMITED
            PARTNERSHIP                        BARNA GUZY & STEFFEN, LTD.
            2000 South Colorado Boulevard      200 Coon Rapids Boulevard,
            Tower Two, Suite 2-1000            Suite 400
            Denver, Colorado  80222            Coon Rapids, Minnesota  55433
            Attn: Mark Reoch & Pat Stucker     Attn: Jeff Johnson, Esq.
            Facsimile No. (303) 300-3261       Telephone: (763) 783-5120
                                               Facsimile: (763) 780-1777

                  With a copy to
                                               If to Escrow Agent:
            Loeb & Loeb LLP
            1000 Wilshire Boulevard, Suite     Stewart Title Guaranty Company
            1800                               1980 Post Oak Boulevard, Suite
            Los Angeles, California 90017      610
            Attn: Andrew S. Clare, Esq. and    Houston, Texas  77056
                     Karen N. Higgins, Esq.    Attn:  Ms. Wendy Howell
            Facsimile No. (213) 688-3460       Facsimile No. (713) 552-1703

      Any party may change the address to which Notices are to be addressed by giving the other parties Notice in the manner herein set forth. All such Notices, requests, demands and other communications shall be deemed to have been delivered (i) as of the day of receipt, in the case of personal delivery, or
(ii) as of the day of receipt or attempted delivery date in the case of delivery by air courier, or (iii) as of the date of receipt or first attempted delivery, as evidenced by the return receipt card, in the case of mailing by certified or registered United States mail.
9. Fee. Escrow Agent shall receive a fee of $500.00 for its services hereunder, and be paid or reimbursed for all expenses, disbursements and advances, including reasonable attorneys' fees, incurred or paid in connection with carrying out its duties hereunder, the payment of all amounts to be shared equally by Purchaser and Seller equally, and not out of the Escrow Fund. Non-payment of such fee by Purchaser shall not entitle Escrow Agent to refuse or fail to act as required by this Escrow Agreement.

10. Titles and Section Headings. Titles of sections and subsections contained in this Escrow Agreement are inserted for convenience of reference only, and neither form a part of this Escrow Agreement or are to be used in its construction or interpretation.

11. Counterparts. This Escrow Agreement may be executed in any number of counterparts, each of which shall be deemed an original, but all of which shall constitute one and the same instrument.

12. Non-Waiver. No waiver by either party of any breach of any term or condition of this Escrow Agreement shall operate as a waiver of any other breach of such term or condition or of any other term or condition. No failure to enforce such provision shall operate as a waiver of such provision or of any other provision hereof, or constitute or be deemed a waiver or release of any other party for anything arising out of, connected with, or based upon this Escrow Agreement.
13. Binding Effect. This Escrow Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective transferees, successors, and assigns. The parties recognize and acknowledge that the powers and authority granted Escrow Agent herein are each irrevocable and coupled with an interest. Escrow Agent shall have no liability to Seller or Purchaser for any mistakes in judgment in the performance of any function hereunder, except for failure to exercise due care, willful breach and willful misconduct.

14. Nonlimitation of Liability. Nothing contained herein shall in any way limit the liabilities, obligations and remedies of Seller and Purchaser as set forth in the Purchase Contract.

15. Governing Law. This Escrow Agreement shall be governed by and construed in accordance with the laws of the State of Iowa.

16. Time of Essence. Time is of the essence of this Escrow Agreement.

17. Entire Agreement; Modification. This Escrow Agreement supersedes all prior agreements and constitutes the entire agreement with respect to the subject matter hereof. It may not be altered or modified without the written consent of all parties.



                    [Remainder of Page Intentionally Left Blank]

      In witness whereof each of the parties hereto has caused this Escrow Agreement to be executed under seal on its behalf by duly authorized persons, all as of the day and year first above written.


                              Seller:


                              AP XII ASSOCIATES LIMITED PARTNERSHIP, a South Carolina
                               limited partnership

                              By:   AP XII Associates GP, L.L.C., a South
                                    Carolina limited partnership, its sole
                                    general partner

                                    By:   Angeles Partners XII,
                                          a California limited partnership,
                                          its member

                                          By:   Angeles Realty Corporation II,
                                                a California corporation,
                                                its managing general partner


                                                By:
                                                Name:
                                                Its:



                              Purchaser:


                             TIMBERLAND PARTNERS MANAGEMENT COMPANY, a Minnesota corporation

                              By:
                              Name:
                              Title:



                              Escrow Agent:

                              STEWART TITLE GUARANTY COMPANY

                              By:
                              Name:
                              Title:

                                  EXHIBIT 16.21

                           LEAD-BASED PAINT DISCLOSURE

EVERY PURCHASER OF ANY INTEREST IN RESIDENTIAL REAL PROPERTY ON WHICH A RESIDENTIAL DWELLING WAS BUILT PRIOR TO 1978 IS NOTIFIED THAT SUCH PROPERTY MAY PRESENT EXPOSURE TO LEAD FROM LEAD-BASED PAINT THAT MAY PLACE YOUNG CHILDREN AT RISK OF DEVELOPING LEAD POISONING. LEAD POISONING IN YOUNG CHILDREN MAY PRODUCE PERMANENT NEUROLOGICAL DAMAGE, INCLUDING LEARNING DISABILITIES, REDUCED INTELLIGENCE QUOTIENT, BEHAVIORAL PROBLEMS, AND IMPAIRED MEMORY. LEAD POISONING ALSO POSES A PARTICULAR RISK TO PREGNANT WOMEN. THE SELLER OF ANY INTEREST IN RESIDENTIAL REAL PROPERTY IS REQUIRED TO PROVIDE THE PURCHASER WITH ANY INFORMATION ON LEAD-BASED PAINT HAZARDS FROM RISK ASSESSMENTS OR INSPECTIONS IN THE SELLER'S POSSESSION, IF ANY, AND NOTIFY THE BUYER OF ANY KNOWN LEAD-BASED PAINT HAZARDS. A RISK ASSESSMENT OR INSPECTION FOR POSSIBLE LEAD-BASED PAINT HAZARDS IS RECOMMENDED PRIOR TO PURCHASE.

ARTICLE 1 DEFINED TERMS....................................................18

ARTICLE 2 PURCHASE AND SALE OF PROPERTY....................................21

ARTICLE 3 PURCHASE PRICE & DEPOSIT.........................................21

ARTICLE 4 FINANCING........................................................22

ARTICLE 5 FEASIBILITY PERIOD...............................................23

ARTICLE 6 TITLE............................................................25

ARTICLE 7 CLOSING..........................................................29

ARTICLE 8 REPRESENTATIONS, WARRANTIES AND COVENANTS OF SELLER AND PURCHASER33

ARTICLE 9 CONDITIONS PRECEDENT TO CLOSING..................................37

ARTICLE 10 BROKERAGE.......................................................38

ARTICLE 11 POSSESSION......................................................39

ARTICLE 12 DEFAULTS AND REMEDIES...........................................39

ARTICLE 13 RISK OF LOSS OR CASUALTY........................................40

ARTICLE 14 RATIFICATION....................................................41

ARTICLE 15 EMINENT DOMAIN..................................................41

ARTICLE 16 MISCELLANEOUS...................................................42

                                                                  EXHIBIT 10.21



                           PURCHASE AND SALE CONTRACT

                                     BETWEEN



                     AP XII ASSOCIATES LIMITED PARTNERSHIP,

                      a South Carolina limited partnership






                                    AS SELLER





                                       AND



                     TIMBERLAND PARTNERS MANAGEMENT COMPANY,

                             a Minnesota corporation





                                  AS PURCHASER

                           PURCHASE AND SALE CONTRACT

      THIS PURCHASE AND SALE CONTRACT ("Purchase Contract" or the "Agreement") is entered into as of the 6th day of April, 2001 (the "Effective Date") by and between AP XII ASSOCIATES LIMITED PARTNERSHIP, a South Carolina limited partnership, having a principal address at 2000 South Colorado Boulevard, Tower Two, Suite 2-1000, Denver, Colorado 80222 ("Seller") and TIMBERLAND PARTNERS MANAGEMENT COMPANY, a Minnesota corporation, having a principal address at 7301 Ohms Lane, Suite 445, Minneapolis, Minnesota 55439 ("Purchaser").

     NOW, THEREFORE WITNESSETH: That for and in consideration of mutual covenants and agreements hereinafter set forth, Seller and Purchaser hereby agree as follows:

                                    RECITALS

      R-1...Seller holds legal title to the real estate located at 2981 6th Street S.W., City of Cedar Rapids, in Linn County, Iowa, as more particularly described in Exhibit A attached hereto and made a part hereof. Improvements have been constructed on the property described in this Recital.

      R-2...Purchaser desires to purchase and Seller has agreed to sell such land, improvements and certain associated property, defined below as the "Property" on the terms and conditions set forth below, (which terms and conditions shall control in the event of any conflict with these Recitals), such that on the Closing Date (as hereinafter defined) the Property will be conveyed by special warranty deed to Purchaser.

      R-3...Purchaser has agreed to pay to Seller the Purchase Price for the Property, and Seller has agreed to sell the Property to Purchaser, on the terms and conditions set forth below.

      R-4...Purchaser intends to make investigations regarding the Property, and Purchaser's intended use of the Property as Purchaser deems necessary and desirable.

                                  DEFINED TERMS

Unless otherwise defined herein, terms with initial capital letters in this Purchase Contract shall have the meanings set forth in this 0 below. "Business Day" means any day other than a Saturday or Sunday or Federal holiday or legal holiday in the State of Iowa. "Closing" means the consummation of the purchase and sale and related transactions contemplated by this Purchase Contract in accordance with the terms and conditions of this Purchase Contract. "Closing Date" means the date on which date the Closing of the conveyance of the Property is required to be held under the terms and conditions of this Purchase Contract and on which date full payment of the Purchase Price for the Property shall have been paid to and received by Seller in immediately available U.S. funds.
"Excluded Permits" means those Permits which, under applicable law, are nontransferable and such other Permits as may be designated as Excluded Permits on Exhibit 1.1.4, if any, attached hereto. Intentionally Omitted. "Fixtures and Tangible Personal Property" means all fixtures, furniture, furnishings, fittings, equipment, machinery, computers (to the extent located on the Property and owned by Seller), fax machines (to the extent located on the Property and owned by Seller), copiers (to the extent located on the Property and owned by Seller), apparatus, appliances and other articles of tangible personal property now located on the Land or in the Improvements as of the date of this Purchase Contract and used or usable in connection with any present or future occupation or operation of all or any part of the Property. The term "Fixtures and Tangible Personal Property" does not include (i) equipment leased by Seller and the interest of Seller in any equipment provided to the Property for use, but not owned or leased, by Seller, or (ii) property owned or leased by Tenants and guests, employees or other persons furnishing goods or services to the Property, or (iii) property and equipment owned by Seller, which in the ordinary course of business of the Property is not used exclusively for the business, operation or management of the Property or (iv) the property and equipment, if any, expressly identified in Exhibit 1.1.6. "Improvements" means all buildings and improvements, located on the Land taken "as is". "Land" means all of those certain tracts of land located in the State of Iowa described on Exhibit A attached hereto, and all rights, privileges and appurtenances pertaining thereto. "Lease(s)" means the interest of Seller in and to all leases, subleases and other occupancy agreements, whether or not of record, which provide for the use or occupancy of space or facilities on or relating to the Property and which are in force as of the Effective Date for the applicable Property. "Miscellaneous Property Assets" means all contract rights, leases, concessions, warranties, plans, drawings and other items of intangible personal property relating to the ownership or operation of the Property and owned by Seller, excluding, however, (i) receivables, (ii) Property Contracts, (iii) Leases, (iv) Permits, (v) cash or other funds, whether in petty cash or house "banks," or on deposit in bank accounts or in transit for deposit, (vi) refunds, rebates or other claims, or any interest thereon, for periods or events occurring prior to the Closing Date, (vii) utility and similar deposits, or (viii) insurance or other prepaid items or (ix) Seller's proprietary books and records, except to the extent that Seller receives a credit on the closing statement for any such item. The term "Miscellaneous Property Assets shall also include the following, but only to the extent owned by Seller and in Seller's possession: site plans, surveys, soil and substrata studies, architectural renderings, plans and specifications, engineering plans and studies, floor plans, tenant data sheets, landscape plans and other plans or studies of any kind, if any, which relate to the Land and or the Improvements or the Fixtures and Tangible Personal Property. The term "Miscellaneous Property Assets" shall also include all of Seller's rights, if any, in and to the name "GATEWAY GARDENS". "Permits" means all licenses and permits granted by governmental authorities having jurisdiction over the Property in respect of the matter to which the applicable license or permit applies and owned by Seller and used in or relating to the ownership, occupancy or operation of the Property or any part thereof not subject to a Lease. "Permitted Exceptions" means those exceptions or conditions permitted to encumber the title to the Property in accordance with the provisions of Section
6.1. "Property" means the Land and Improvements and all rights of Seller relating to the Land and the Improvements, including without limitation, any rights, title and interest of Seller, if any, in and to (i) any strips and gores adjacent to the Land and any land lying in the bed of any street, road, or avenue opened or proposed, in front of or adjoining the Land, to the center line thereof; (ii) any unpaid award for any taking by condemnation or any damage to the Property by reason of a change of grade of any street or highway; (iii) all of the easements, rights, privileges, and appurtenances belonging or in any way appertaining to the Property; together with all Fixtures and Tangible Personal Property, the right, if any and only to the extent transferable, of Seller in and to Property Contracts and Leases, Permits other than Excluded Permits and the Miscellaneous Property Assets owned by Seller which are located on the Property and used in its operation. "Property Contracts" means all purchase orders, maintenance, service, or utility contracts and similar contracts, which relate to the ownership, maintenance, construction or repair and/or operation of the Property and which are not cancelable on 90 days' or shorter Notice, except Leases. "Purchase Contract" means this Purchase and Sale Contract by and between Seller and Purchaser. "Purchase Price" means the total consideration to be paid by Purchaser to Seller for the purchase of the Property. "Survey" shall have the meaning ascribed thereto in Section 6.7. "Tenant" means any person or entity entitled to occupy any portion of the Property under a Lease. "Title Commitment" or "Title Commitments" shall have the meaning ascribed thereto in Section 6.1. "Title Insurer" shall have the meaning set forth in Section 0.

                          PURCHASE AND SALE OF PROPERTY

Seller agrees to sell and convey the Property to Purchaser and Purchaser agrees to purchase the Property from Seller, in accordance with the terms and
conditions       set      forth      in      this       Purchase       Contract.


                            PURCHASE PRICE & DEPOSIT

The total purchase price ("Purchase Price") for the Property shall be Twelve Million Four Hundred Eighty Thousand and No/100 Dollars ($12,480,000.00), which shall be paid by Purchaser, as follows: On the date hereof, Purchaser shall deliver to Stewart Title Guaranty Company ("Escrow Agent" or the "Title Insurer") a deposit in the sum of One Hundred Twenty Four Thousand Eight Hundred and No/100 Dollars ($124,800.00), in cash, (such sum together with any interest earned thereon with Escrow Agent being hereinafter referred to and held as the "Initial Deposit"). Purchaser shall also deliver a quitclaim deed to the Escrow Agent in the form attached as Exhibit 3.1.1. Purchaser and Seller each approve the form of Escrow Agreement attached as Exhibit B. At or before 5:00 p.m. Central Standard Time on the date of expiration of the Feasibility Period (as hereinafter defined), provided Purchaser has not terminated this Purchase Contract pursuant to Section 5.2 below, Purchaser shall deliver to Escrow Agent an additional deposit in the sum of One Hundred Twenty Four Thousand Eight Hundred and No/100 Dollars ($124,800.00), in cash (such sum together with any interest earned thereon with Escrow Agent being hereinafter referred to as the "Additional Deposit"). The Escrow Agent shall hold the Initial Deposit and the Additional Deposit (collectively, the "Deposit") and make delivery of the Initial Deposit to Seller immediately upon Escrow Agent's receipt thereof, and make delivery of the Additional Deposit to the party entitled thereto under the terms hereof. Escrow Agent shall invest the Deposit (to the extent such funds are held by Escrow Agent) in such short-term, high-grade securities, interest-bearing bank accounts, money market funds or accounts, bank certificates of deposit or bank repurchase agreements as Escrow Agent, in its discretion, deems suitable, (provided that Escrow Agent shall invest the Deposit as jointly directed by Seller and Purchaser should Seller and Purchaser each in their respective sole discretion determine to issue such joint investment instructions to the Escrow Agent) and all interest and income thereon shall become part of the Deposit and shall be remitted to the party entitled to the Deposit, as set forth below. Upon delivery of the Initial Deposit to the Escrow Agent, the Initial Deposit shall become non-refundable, except as set forth herein, and shall be released by Escrow Agent to Seller without further instructions from Purchaser or Seller. If the sale of the Property is closed by the date fixed therefor (or any extension date provided for herein), monies constituting the Deposit, including any interest thereon, shall be applied to the Purchase Price on the Closing Date. If the sale of the Property is not closed by the date fixed therefor (or any such extension date) owing to failure of satisfaction of a condition precedent to Purchaser's obligations, the Deposit shall be returned and refunded to Purchaser and neither party shall have any further liability hereunder, subject to and except for Purchaser's liability under Section 0. Ifthe sale of the Property is not closed by the date fixed therefor (or any such extension date) owing to failure of performance by Seller, Purchaser shall be entitled to the remedies set forth in 0 hereof. If the sale of the Property is not closed by the date fixed therefor (or any such extension date) owing to failure of performance and default hereunder by Purchaser, then Seller, in addition to any and all other remedies which it may have as fully set forth in ARTICLE 12 below, at its option, may proceed to forfeit and cancel this Purchase Contract as provided by law (Chapter 656 Code of Iowa). Upon completion of the forfeiture, Purchaser shall have no right of reclamation or compensation for money paid, but such payments, if any, shall be retained and kept by Seller.


                                    FINANCING

Purchaser assumes full responsibility to expeditiously and diligently initiate and pursue all steps necessary to obtain the funds required for settlement. Purchaser's acquisition of such funds shall not be a contingency to the Closing, except that Purchaser will have fifteen (15) days from the Effective Date to obtain its lender's approval of title and environmental issues on the Property (the "Financing Contingency Period"). If Purchaser's lender refuses, within the Financing Contingency Period, to make the loan to Purchaser because of new title or environmental issues not previously disclosed to Purchaser as of the Effective Date, then Purchaser may at its option (a) continue with this Purchase Contract or (b) terminate this Purchase Contract and receive a refund of the Initial Deposit. If Purchaser's lender refuses to make the loan to Purchaser for any reason other than those stated in this ARTICLE 4, this Purchase Contract
shall        remain        in        full        force        and        effect.


                               FEASIBILITY PERIOD

Subject to the terms of Section 0 below, from the Effective Date through 5:00 p.m. Central Standard Time on April 30, 2001 (the "Feasibility Period"), Purchaser, and its agents, contractors, engineers, surveyors, attorneys, and employees ("Consultants") shall have the right from time to time to enter onto the Property: To conduct and make any and all customary studies, tests, examinations and inspections, or investigations of or concerning the Property (including without limitation, engineering and feasibility studies, evaluation of drainage and flood plain, soil tests for bearing capacity and percolation and surveys, including topographical surveys). To confirm any and all matters which Purchaser may reasonably desire to confirm with respect to the Property. To ascertain and confirm the suitability of the property for Purchaser's intended use of the Property. To review all Materials (as hereinafter defined) other than Seller's proprietary information, including, Materials held by the Property Manager and the Regional Property Manager (as defined in Section 8.1.4 of this Purchase Contract). To review all books and records, other than Seller's proprietary information, from 1998 to present relating to capital improvements, operating income and expenses to the extent these materials are available. To review all service contracts, including maintenance contracts, laundry and management contracts and warranties relating to the Property to the extent these
materials                             are                             available.

Purchaser shall have the right to terminate this Purchase Contract for any reason, or no reason, by giving written Notice to Seller and Escrow Agent on or before 5:00 p.m. Central Standard Time on the date of expiration of the Feasibility Period. If Purchaser exercises such right to terminate, this Purchase Contract shall terminate and be of no further force and effect, subject to and except for Purchaser's liability under Section 0, and Escrow Agent shall forthwith deliver the Initial Deposit (if not already delivered to Seller) and the Quitclaim Deed of all of Purchaser's right and interest in the Property to Seller. If Purchaser fails to provide Seller with written Notice of cancellation prior to the end of the Feasibility Period in strict accordance with the Notice provisions of this Purchase Contract, this Purchase Contract shall remain in full force and effect and Purchaser's obligation to purchase the Property shall be non-contingent and unconditional except only for satisfaction of the conditions expressly stated in 0 and the Additional Deposit shall become non-refundable. Purchaser shall indemnify and hold Seller harmless for any actions taken by Purchaser and its Consultants on the Property. Purchaser shall indemnify, defend (with attorneys selected by Seller) and hold Seller harmless from any and all claims, damages, costs and liability which may arise due to such entries, surveys, tests, investigations and the like, excluding liabilities, if any, associated with existing environmental conditions not caused by Purchaser. Seller shall have the right to disapprove any and all entries, surveys, tests, investigations and the like that in their reasonable judgment could result in any injury to the Property or breach of any agreement, or expose Seller to any liability, costs, liens or violations of applicable law, or otherwise adversely affect the Property or Seller's interest therein; provided however, such approval shall not be unreasonably withheld. No consent by the Seller to any such activity shall be deemed to constitute a waiver by Seller or assumption of liability or risk by Seller. Purchaser hereby agrees to restore the Property to the same condition existing immediately prior to Purchaser's exercise of its rights pursuant to this 0 at Purchaser's sole cost and expense. Purchaser shall maintain casualty insurance and comprehensive public liability insurance with coverages of not less than $1,000,000.00 for injury or death to any one person and $3,000,000.00 for injury or death to more than one person and $500,000.00 with respect to property damage, by water or otherwise. The provisions of this Section shall survive the Closing or termination of this Purchase Contract. Purchaser shall not permit any mechanic's or materialmen's liens or any other liens to attach to the Property by reason of the performance of any work or the purchase of any materials by Purchaser or any other party in connection with any studies or tests conducted by or for Purchaser. Purchaser shall give notice to Seller a reasonable time prior to entry onto the Property, shall deliver proof of insurance coverage required above to Seller and shall permit Seller to have a representative present during all investigations and inspections conducted with respect to the Property. Purchaser shall take all reasonable actions and implement all protections necessary to ensure that all actions taken in connection with the investigations and inspections of the Property, and all equipment, materials and substances generated, used or brought onto the Property pose no material threat to the safety of persons or the environment and cause no damage to the Property or other property of Seller or other persons. All information made available by Seller to Purchaser in accordance with this Purchase Contract or obtained by Purchaser in the course of its investigations shall be treated as confidential information by Purchaser, and, prior to the purchase of the Property by Purchaser, Purchaser shall use its best efforts to prevent its Consultants, agents and employees from divulging such information to any unrelated third parties except as reasonably necessary to third parties engaged by Purchaser for the limited purpose of analyzing and investigating such information for the purpose of consummating the transaction contemplated by this Purchase Contract, including Purchaser's attorneys and representatives, prospective lenders and engineers, and except as required by law. Seller shall deliver to Purchaser within ten (10) calendar days from the Effective Date copies of all leases, contracts, engineering studies, surveys and other materials (the "Materials") in Seller's possession or control relating to the Property (other than proprietary information of Seller). If the sale of the Property is not closed by the date fixed therefor, or any extension thereof, Purchaser shall, within five (5) calendar days, return all such Materials to Seller.


                                      TITLE

At its sole cost and expense, Seller shall promptly obtain from Stewart Title Guaranty Company (the "Title Insurer") a preliminary title report or commitment (the "Title Commitment") to issue an Owner's Policy of Title Insurance (the "Title Policy") insuring Purchaser's title to the Property to be good and indefeasible in the amount of the Purchase Price, subject only to the Permitted Exceptions (described below) and other liens and encumbrances not constituting objections to title in accordance herewith. Seller shall pay for the cost of a standard Title Policy, and Purchaser shall pay for any extended or ALTA coverage, any endorsements to the Title Policy, together with the cost of the title abstract opinion. A copy of the Title Commitment and the documents of record reflected therein and the Survey (as hereinafter defined), shall be furnished to Title Insurer, Purchaser, Purchaser's lender, Purchaser's attorney and attorney for Seller. On or before the expiration of the Feasibility Period, Purchaser shall give written notice (the "Objection Notice") to the attorneys for Seller of any conditions of title (the "Objections") separately specifying and setting forth each of such Objections. Seller shall be entitled to cure the Objections within sixty (60) days of the date of receipt of such Objection Notice and entitled to reasonable adjournments of the Closing Date to cure the Objections. If Purchaser gives Seller an Objection Notice within the period set forth above, then all matters disclosed on the Title Commitment which are not objected to in such Objection Notice shall be deemed to be Permitted Exceptions. If Purchaser fails to give Seller an Objection Notice within the period set forth above, then all matters disclosed on the Title Commitment shall be deemed to be Permitted Exceptions. If Seller gives Purchaser notice (the "Response Notice") that Seller is unable or unwilling to cure any of the Objections within sixty (60) days of the Objection Notice or is unwilling to convey title to the Property as required by this Purchase Agreement, Purchaser may, as its exclusive remedy, elect by written notice given to Seller within five (5) days after the Response Notice is given, either (a) to accept such title as Seller is able to convey without any reduction or abatement of the Purchase Price, or (b) to terminate this Purchase Contract in which event the Initial Deposit and the Additional Deposit shall be returned to Purchaser. If Purchaser fails to give notice of its election to terminate this Agreement within such five (5) day period, Purchaser shall be deemed to have waived said objections and to have elected to proceed to close the transactions contemplated by this Purchase Contract. The existence of liens or encumbrances other than the Permitted Exceptions shall be deemed to be Permitted Exceptions if the Title Insurer will insure Purchaser's title and Purchaser's lender's interest clear of the matter or will insure against the enforcement of such matter out of the Property. Unpaid liens for real estate and personal property taxes for years prior to the fiscal year in which the Closing Date occurs and any other matter which Seller is obligated to pay and discharge at the Closing shall not be deemed objections to title, but the amount thereof chargeable to Seller, plus interest and penalties thereon, if any, shall be deducted from the Purchase Price on the Closing Date and paid to the Title Insurer for the payment of such matters. Notwithstanding the foregoing, any deeds of trust and/or mortgages (including any and all mortgages which secure (i) that certain loan on the Property in the original principal amount of $6,579,510.00 made originally by Lexington Mortgage Company, as assigned to Federal National Mortgage Association and (ii) that certain loan on the Property in the original principal amount of $203,490.00 made originally by Lexington Mortgage Company, as assigned to Federal National Mortgage Association, against the Property (collectively, the "Liens") shall be deemed objectionable exceptions, whether Purchaser gives written notice of such or not, and shall be paid off, satisfied, discharged and/or cured by Seller at or before Closing, the same being a material obligation of Seller under this Purchase Contract. Pursuant to Section 0, Purchaser shall pay Seller's prepayment penalty costs to prepay the Existing Loans (as hereinafter defined). Intentionally Deleted. Seller covenants that it will not voluntarily create or cause any lien or encumbrance to attach to the Property between the date of this Purchase Contract and the Closing Date (other than Leases and Property Contracts in the ordinary course of business, provided any such new Property Contracts shall be terminable upon thirty (30) days notice); any such monetary lien or encumbrance so attaching by voluntary act of Seller (hereinafter, a "Voluntary Intervening Lien") shall be discharged by the Seller at or prior to Closing on the Closing Date or any postponed Closing Date. Except as expressly provided above, Seller shall not be required to undertake efforts to remove any other lien, encumbrance, security interest, exception, objection or other matter, to make any expenditure of money or institute litigation or any other judicial or administrative proceeding and Seller may elect not to discharge the same;
provided, however, if any lien or encumbrance (other than a Voluntary Intervening Lien) attaches to the Property between the date of this Purchase Contract and the Closing Date, Seller shall be required to satisfy or discharge said lien or encumbrance at or prior to the Closing, provided that Seller shall not be required to expend more than $30,000 in connection with such satisfaction or discharge. If the amount required to satisfy or discharge such lien or encumbrance exceeds $30,000, Purchaser shall have the option of either (a) paying the excess amount over $30,000 required to satisfy or discharge such lien, and proceeding to the Closing, or (b) terminating this Purchase Contract, in which case, the Additional Deposit shall be returned and refunded to Purchaser (to the extent then paid), the Initial Deposit shall be delivered to Seller (if not already delivered to Seller) and neither party shall have any further liability hereunder, subject to and except for Purchaser's liability under Section 0 of this Purchase Contract. Seller shall have no option to terminate this Purchase Contract if Purchaser has elected to pay the amount in excess of $30,000 to satisfy or discharge such lien or encumbrance. Seller agrees to deliver to Title Insurer, Purchaser, Purchaser's lender and Purchaser's attorney, within the Feasibility Period, the existing survey of the Property dated March ___, 2001. Purchaser agrees to reimburse Seller for half the cost of said existing survey in the amount of Two Thousand Two Hundred Fifty and No/100 Dollars ($2,250.00). Purchaser may cause such existing survey to be updated or completed (as applicable), which updated or completed survey shall constitute the Survey. Purchaser and Seller shall each pay one-half of such update or completion costs. The Survey (i) shall be prepared in accordance with and shall comply with the minimum requirements of the ALTA; (ii) shall be in a form, and shall be certified to Seller, Title Insurer, Purchaser and Purchaser's lender as of a date satisfactory to Title Insurer to enable Title Insurer to delete standard survey exceptions from the title insurance policy and Purchaser's lender's policy to be issued pursuant to the Title Commitments, except for any Permitted Exceptions; (iii) shall specifically show all improvements, recorded easements to the extent locatable, set back lines, and such other matters shown as exceptions by the Title Commitments; (iv) shall specifically show the right of way for all adjacent public streets; (v) shall specifically disclose whether (and, if so, what part of) any of the Property is in an area designated as requiring flood insurance under applicable federal laws regulating lenders; (vi) shall contain a perimeter legal description of the Property which may be used in the special warranty deed or equivalent deed;
(vii) shall be certified to Purchaser, Purchaser's lender, Seller and Title Insurer as being true and correct; and (viii) shall certify that the legal description set forth therein describes the same, and comprises all of, the real estate comprising the Property to be purchased by Purchaser pursuant to the terms of this Purchase Contract. In the event the perimeter legal description of the Property contained in the Survey differs from that contained in the deed or deeds by which Seller took title to the Property, the latter description shall be used in the special warranty deed delivered to Purchaser at Closing, and the Survey legal shall be used in a quitclaim deed to the Property which also shall be delivered to Purchaser at Closing. Purchaser, at Purchaser's sole cost and expense, may also cause to be prepared an environmental report for the Property ("Environmental Report"). Should such Survey disclose conditions that give rise to a title exception other than a Permitted Exception, Purchaser shall have the right to object thereto within the Feasibility Period in accordance with the procedures set forth in Section 6.1 above. Purchaser and Seller each agree to make payment in full of all their respective costs of obtaining, updating or completing the Surveys required by this Purchase Contract on or before Closing
or         termination         of        this         Purchase         Contract.

                                     CLOSING

Dates, Places Of Closing, Prorations, Delinquent Rent and Closing Costs. The Closing shall occur on May 14, 2001, through an escrow with Escrow Agent, whereby the Seller, Purchaser and their attorneys need not be physically present at the Closing and may deliver documents by overnight air courier or other means. The Closing Date may be extended without penalty at the option of Seller to a date not later than thirty (30) days following the Closing Date specified above to satisfy a condition to be satisfied by Seller, or such later date as is mutually acceptable to Seller and Purchaser. All normal and customarily proratable items, including, without limitation, Rents (as defined below), operating expenses, personal property taxes, other operating expenses and fees, shall be prorated as of the Closing Date, Seller being charged or credited, as appropriate, for all of same attributable to the period up to the Closing Date (and credited for any amounts paid by Seller attributable to the period on or after the Closing Date, if assumed by Purchaser) and Purchaser being responsible for, and credited or charged, as the case may be, for all of same attributable to the period on and after the Closing Date. All unapplied refundable deposits under Tenant leases, if any, shall be transferred by Seller to Purchaser at the Closing and any non-refundable deposits shall be retained by Seller without credit to Purchaser. Purchaser shall assume at Closing the obligations under the Property Contracts assumed by Purchaser, provided that any payments under the
Property Contracts have been prorated. Any real estate ad valorem or similar taxes or assessments for the Property for the year 2000 shall be paid by Seller. Any real estate ad valorem or similar taxes or assessments for the Property for the year 2001 shall be prorated to the date of Closing in the following manner:
Seller shall pay for those taxes and assessments for the period from January 1, 2001 through the date of Closing and Purchaser shall pay for those taxes and assessments for the period after the date of Closing through the end of the year 2001 and thereafter. The proration of real property taxes or installments of assessments shall be based upon the assessed valuation and tax rate figures for the year in which the Closing occurs to the extent the same are available; provided, that in the event that actual figures (whether for the assessed value of the Property or for the tax rate) for the year of Closing are not available at the Closing Date, the proration shall be made using figures from the preceding year. The provisions of this Section 0 shall apply during the Proration Period (as defined below). Rents and all related charges shall be prorated based on actual collections as of the Closing Date. For purposes of this Section 7.1.3 and Sections 7.1.4 and 7.1.5, the terms "Rent" and
"Rents"shall include, without limitation, all rents or other charges or reimbursements of any nature which are payable by Tenants. If any of the items subject to proration hereunder cannot be prorated at the Closing because the information necessary to compute such proration is unavailable, or if any errors or omissions in computing prorations at the Closing are discovered subsequent to the Closing, then such item shall be reapportioned and such errors and omissions corrected as soon as practicable after the Closing Date and the proper party reimbursed, which obligation shall survive the Closing for a period (the "Proration Period") from the Closing Date until one (1) year after the Closing Date. Neither party hereto shall have the right to require a recomputation of a Closing proration or a correction of an error or omission in a Closing proration unless within the Proration Period one of the parties hereto (i) has obtained the previously unavailable information or has discovered the error or omission, and (ii) has given Notice thereof to the other party together with a copy of its good faith recomputation of the proration and copies of all substantiating information used in such recomputation. The failure of a party to obtain any previously unavailable information or discover an error or omission with respect to an item subject to proration hereunder and to give Notice thereof as provided above within the Proration Period shall be deemed a waiver of its right to cause a recomputation or a correction of an error or omission with respect to such item after the Closing Date. If on the Closing Date any Tenant is in arrears in any Rent payment under any Tenant lease (the "Delinquent Rent"), any Delinquent Rent received by Purchaser and Seller from such Tenant after the Closing shall be applied to amounts due and payable by such Tenant during the following periods in the following order of priority: (i) first, to the period of time after the Closing Date, and (ii) second, to the period of time before the Closing Date. If Delinquent Rent or any portion thereof received by Seller or Purchaser after the Closing are due and payable to the other party by reason of this allocation, the appropriate sum, less a proportionate share of any reasonable attorneys' fees and costs and expenses expended in connection with the collection thereof, shall be promptly paid to the other party. Any monies received by Seller after closing shall be forwarded to Purchaser for disbursement in accordance with the order of payment provided herein above. After the Closing, Seller shall continue to have the right, but not the obligation, in its own name, to demand payment of and to collect Delinquent Rent owed to Seller by any Tenant, which right shall include, without limitation, the right to continue or commence legal actions or proceedings against any Tenant (provided, that Seller shall not commence any legal actions or proceedings against any Tenant which continues as a Tenant at the Property after Closing without the prior consent of Purchaser, which will not be unreasonably withheld or delayed), and the delivery of the General Assignment as defined in Section 0 shall not constitute a waiver by Seller of such right. Purchaser agrees to cooperate with Seller at no cost or liability to Purchaser in connection with all efforts by Seller to collect such Delinquent Rent and to take all steps, whether before or after the Closing Date, as may be necessary to carry out the intention of the foregoing, including, without limitation, the delivery to Seller, within seven (7) days after a written request, of any relevant books and records (including, without limitation, rent statements, receipted bills and copies of tenant checks used in payment of such rent), the execution of any and all consents or other documents, and the undertaking of any act reasonably necessary for the collection of such Delinquent Rent by Seller; provided, however, that Purchaser's obligation to cooperate with Seller pursuant to this sentence shall not obligate Purchaser to terminate any Tenant lease with an existing Tenant or evict any existing Tenant from the Property. The provisions of this Section 0 shall apply during the Proration Period. Seller shall pay the cost of all transfer taxes (e.g., real estate deed taxes) and all recording costs with respect to the Closing. Seller and Purchaser shall share equally in the costs of the Escrow Agent for escrow fees. Purchaser shall pay Seller's prepayment penalty costs related to Seller's payment of (i) that certain loan on the Property in the original principal amount of $6,579,510.00 made originally by Lexington Mortgage Company, as assigned to Federal National Mortgage Association and (ii) that certain loan on the Property in the original principal amount of $203,490.00 made originally by Lexington Mortgage Company, as assigned to Federal National Mortgage Association (collectively, the "Existing Loans").

Items To Be Delivered Prior To Or At Closing. Seller. At Closing, Seller shall deliver to the Escrow Agent, each of the following items: Special Warranty Deed in the form attached as Exhibit 7.2.1.1 and, if applicable a quitclaim deed as set forth in Section 6.7 hereof, to Purchaser. The acceptance of such deed at Closing, shall be deemed to be full performance of, and discharge of, every agreement and obligation on Seller's part to be performed under this Purchase Contract, except for those that this Purchase Contract specifically provides shall survive Closing. ABill of Sale without recourse or warranty in the form attached as Exhibit 7.2.1.2 covering all Property Contracts, Leases, Permits (other than Excluded Permits) and Fixtures and Tangible Personal Property required to be transferred to Purchaser with respect to such Property. Purchaser shall countersign the same so as to effect an assumption by Purchaser of, among other things, Seller's obligations thereunder. A General Assignment (to the extent assignable and in force and effect) without recourse or warranty in the form attached as Exhibit 7.2.1.3 of all of Seller's right, title and interest in and to the Miscellaneous Property Assets, subject to any required consents. Purchaser shall countersign the same so as to effect an assumption by Purchaser, including, without limitation, of Seller's obligations thereunder. A closing statement executed by Seller. A title affidavit or at Seller's option an indemnity, as applicable, in the customary form reasonably acceptable to Seller to enable Title Insurer to delete the standard exceptions to the title insurance policy set forth in this Purchase Contract (other than matters constituting any Permitted Exceptions and matters which are to be completed or performed post-Closing) to be issued pursuant to the Title Commitment; provided that such affidavit does not subject Seller to any greater liability, or impose any additional obligations, other than as set forth in this Purchase Contract; and A certification of Seller's non-foreign status pursuant to Section 1445 of the Internal Revenue Code of 1986, as amended. Except for the items expressly listed above to be delivered at Closing, delivery of any other required items shall be deemed made by Seller to Purchaser, if Seller leaves such documents at the Property in their customary place of storage or in the custody of Purchaser's representatives. A rent roll for the Property certified by Seller, but limited to Seller's knowledge, listing the monthly base rent payable, lease expiration date and unapplied security deposit as of the Closing Date. Resolutions, certificates of good standing, and such other organizational documents as Title Insurer shall reasonably require evidencing Seller's authority to consummate this transaction. To the extent in Seller's possession or control, originals or copies of the Leases and Property Contracts, lease files, warranties, guaranties, operating manuals, keys to the property, Seller's books and records (other than proprietary information) regarding the Property. Notices to tenants under the Leases, in form reasonably provided by Purchaser, advising them of the sale of the Property and directing them to make future lease payments to Purchaser at the place designated by Purchaser. All other documents reasonably determined by Title Insurer to be necessary to transfer the Property to Purchaser free and clear of all encumbrances, except Permitted Encumbrances. Purchaser. At Closing, Purchaser shall deliver to the Title Company (for disbursement to Seller upon the Closing) the following items with respect to the Property being conveyed at such Closing: The full Purchase Price as required by 0 hereof plus or minus the adjustments or prorations required by this Purchase Contract. If at Closing there are any liens or encumbrances on the Property that Seller is obligated or elects to pay and discharge, Seller may use any portion of the Purchase Price for the Property(s) to satisfy the same, provided that Seller shall have delivered to Title Company, on such Closing instruments in recordable form sufficient to satisfy such liens and encumbrances of record (or, as to any mortgages or deeds of trust, appropriate payoff letters, acceptable to the Title Insurer), together with the cost of recording or filing such instruments. Purchaser, if request is made within a reasonable time prior to Closing, agrees to provide at Closing separate certified or cashier's checks as requested, aggregating not more than the amount of the balance of the portion of Purchase Price, to facilitate the satisfaction of any such liens or encumbrances. The existence of any such liens or encumbrances shall not be deemed objections to title if Seller shall comply with the foregoing requirements. A closing statement executed by Purchaser. A countersigned counterpart of the Bill of Sale in the form attached as Exhibit 7.2.1.2. A countersigned counterpart of the Assignment in the form attached as Exhibit
7.2.1.3. Such other instruments, documents or certificates as are required to be delivered by Purchaser to Seller in accordance with any of the other provisions
of                   this                   Purchase                   Contract.


                    REPRESENTATIONS, WARRANTIES AND COVENANTS
                             OF SELLER AND PURCHASER

Representations, Warranties and Covenants Of Seller. For the purpose of inducing Purchaser to enter into this Purchase Contract and to consummate the sale and purchase of the Property in accordance herewith, Seller represents and warrants to Purchaser the following as of the Effective Date and as of the Closing Date:
Seller is lawfully and duly organized, and in good standing under the laws of the state of its formation set forth in the initial paragraph of this Purchase Contract; and has or at the Closing shall have the power and authority to sell and convey the Property and to execute the documents to be executed by Seller and prior tothe Closing will have taken as applicable, all corporate, partnership, limited liability company or equivalent entity actions required for the execution and delivery of this Purchase Contract, and the consummation of the transactions contemplated by this Purchase Contract. The compliance with or fulfillment of the terms and conditions hereof will not conflict with, or result in a breach of, the terms, conditions or provisions of, or constitute a default under, any purchase contract to which Seller is a party or by which Seller is otherwise bound. Seller has not made any other purchase contract for the sale of, or given any other person the right to purchase, all or any part of any of the Property; Seller owns insurable, marketable, fee title to the Property, including all real property contained therein required to be sold to Purchaser, subject only to the Permitted Exceptions (provided, however, that if this representation is or becomes untrue, Purchaser's remedies shall be limited to the remedies set forth in Section 0 hereof and Seller shall have no other liability as a result thereof, either before or after Closing); Seller is not currently under contract for the sale of this Property to parties other than Purchaser; There are no adverse or other parties in possession of the Property, except for occupants, guests and tenants under the Leases for terms of one year or less without rights of first refusal or an option to purchase (provided, however, that if this representation is or becomes untrue, Purchaser's remedies shall be limited to the remedies set forth in Section 0 hereof); The joinder of no person or entity other than Seller is necessary to convey the Property, fully and completely, to Purchaser at Closing, or to fulfill Seller's obligations and Seller has all necessary right and authority to convey and assign to Purchaser all contract rights and warranties required to be conveyed and assigned to Purchaser hereunder; Purchaser has no duty to collect withholding taxes for Seller pursuant to the Foreign Investors Real Property Tax Act of 1980; To Seller's knowledge, there are no actions, proceedings, litigation or governmental investigations or condemnation actions either pending or threatened against the Property, as applicable; Seller has no knowledge of any claims for labor performed, materials furnished or services rendered in connection with constructing, improving or repairing any of the Property, as applicable, caused by Seller and which remain unpaid beyond the date for which payment was due and in respect of which liens may or could be filed against any of the Property, as applicable; To Seller's knowledge, Seller has not received any written notice of any proposed taking, condemnation or special assessment with respect to the Property; ToSeller's knowledge, Seller has not received any written notice of any uncured violations of any federal, state, county or municipal law, ordinance, order, regulation or requirement affecting the Property; To Seller's knowledge, Seller has not received any written notice of any default by Seller under any of the Property Contracts that will not be terminated on the Closing Date; Seller agrees to maintain its existing insurance policies covering the Property in full force and effect through the Closing Date, to continue to maintain the Property as Seller has been operating the Property immediately prior to the Effective Date, and to cause any of the units on the Property that are vacant as of three days prior to the Closing Date to be in "make ready" condition on the Closing Date; and To Seller's knowledge, all documents relating to the Property that were delivered by Seller to Purchaser in connection with this Purchase Contract, are true, correct and complete in all material respects, and none contain any untrue statement of a material fact or omit to state a material fact. Except for the representations and warranties expressly set forth above in Subsection 0, the Property is expressly purchased and sold "AS IS," "WHERE IS," and "WITH ALL FAULTS." The Purchase Price and the terms and conditions set forth herein are the result of arm's-length bargaining between entities familiar with transactions of this kind, and said price, terms and conditions reflect the fact that Purchaser shall have the benefit of, and is not relying upon any information provided by Seller or Broker or statements, representations or warranties, express or implied, made by or enforceable directly against Seller or Broker, including, without limitation, any relating to the value of the Property, the physical or environmental condition of the Property, any state, federal, county or local law, ordinance, order or permit; or the suitability, compliance or lack of compliance of the Property with any regulation, or any other attribute or matter of or relating to the Property (other than any covenants of title contained in the deeds conveying the Property and the representations set forth above). Purchaser represents and warrants that as of the date hereof and as of the Closing Date, it has and shall have reviewed and conducted such independent analyses, studies, reports, investigations and inspections as it deems appropriate in connection with the Property. If Seller provides or has provided any documents, summaries, opinions or work product of consultants, surveyors, architects, engineers, title companies, governmental authorities or any other person or entity with respect to the Property, including, without limitation, the offering prepared by Broker, Purchaser and Seller agree that Seller has done so or shall do so only for the convenience of both parties, Purchaser shall not rely thereon and the reliance by Purchaser upon any such documents, summaries, opinions or work product shall not create or give rise to any liability of or against Seller, Seller's partners or affiliates or any of their respective partners, officers, directors, participants, employees, contractors, attorneys, consultants, representatives, agents, successors, assigns or predecessors-in-interest. Purchaser shall rely only upon any title insurance obtained by Purchaser with respect to title to the Property. Purchaser acknowledges and agrees that no representation has been made and no responsibility is assumed by Seller with respect to current and future applicable zoning or building code requirements or the compliance of the Property with any other laws, rules, ordinances or regulations, the financial earning capacity or expense history of the Property, the continuation of contracts, continued occupancy levels of the Property, or any part thereof, or the continued occupancy by tenants of any Leases or, without limiting any of the foregoing, occupancy at Closing. Prior to Closing, Seller shall have the right, but not the obligation, to enforce its rights against any and all Property occupants, guests or tenants. Except as otherwise set forth herein, Purchaser agrees that the departure or removal, prior to Closing, of any of such guests, occupants or tenants shall not be the basis for, nor shall it give rise to, any claim on the part of Purchaser, nor shall it affect the obligations of Purchaser under this Purchase Contract in any manner whatsoever; and Purchaser shall close title and accept delivery of the deed with or without such tenants in possession and without any allowance or reduction in the Purchase Price under this Purchase Contract. Purchaser hereby releases Seller from any and all claims and liabilities relating to the foregoing matters, except as provided in Section 0 below. Seller agrees that Purchaser shall be entitled to rely on the foregoing representations and warranties made by Seller herein and that Purchaser has so relied. Seller and Purchaser agree that those representations and warranties contained in Section 0 shall survive Closing for a period of one (1) year (the "Survival Period"). Seller shall have no liability after the Survival Period with respect to the representations and warranties contained herein except to the extent that Purchaser has filed a lawsuit against Seller during the Survival Period for breach of any representation or warranty. In the event that Seller breaches any representation contained in Section 0 and Purchaser had knowledge of such breach prior to the Closing Date, Purchaser shall be deemed to have waived any right of recovery, and Seller shall not have any liability in connection therewith. Representations and warranties above made to the knowledge of Seller shall not be deemed to imply any duty of inquiry. For purposes of this Purchase Contract, the term Seller's "knowledge" shall mean and refer to only actual knowledge of the Designated Representative (as hereinafter defined) of the Seller and shall not be construed to refer to the knowledge of any other partner, officer, director, agent, employee or representative of the Seller, or any affiliate of the Seller, or to impose upon such Designated Representative any duty to investigate the matter to which such actual knowledge or the absence thereof pertains, or to impose upon such Designated Representative any individual personal liability. As used herein, the term Designated Representative shall refer to Mr. David Veatch of Apartment Investment & Management Company ("AIMCO"), as the on-site property manager (the "Property
Manager"), and Mr. Dan Fletcher, the Regional Property Manager handling this Property at AIMCO (the "Regional Property Manager").

Representations And Warranties Of Purchaser For the purpose of inducing Seller to enter into this Purchase Contract and to consummate the sale and purchase of the Property in accordance herewith, Purchaser represents and warrants to Seller the following as of the Effective Date and as of the Closing Date: With respect to Purchaser and its business, Purchaser represents and warrants, in particular, that: Purchaser is a corporation duly organized, validly existing and in good standing under the laws of Minnesota. Purchaser, acting through any of its or their duly empowered and authorized officers or members, has all necessary power and authority to own and use its properties and to transact the business in which it is engaged, and has full power and authority to enter into this Purchase Contract, to execute and deliver the documents and instruments required of Purchaser herein, and to perform its obligations hereunder; and no consent of any of Purchaser's officers or members are required to so empower or authorize Purchaser. No pending or, to the knowledge of Purchaser, threatened litigation exists which if determined adversely would restrain the consummation of the transactions contemplated by this Purchase Contract or would declare illegal, invalid or non-binding any of Purchaser's obligations or covenants to Seller. Purchaser is duly authorized to execute and deliver, acting through its duly empowered and authorized officers and members, respectively, and perform this Purchase Contract and all documents and instruments and transactions contemplated hereby or incidental hereto, and such execution, delivery and performance by Purchaser does not (i) violate any of the provisions of its certificates of formation or bylaws, (ii) violate any provision of any law, governmental rule or regulation currently in effect, (iii) violate any judgment, decree, writ, injunction, award, determination or order currently in effect that names or is specifically directed at Purchaser or its property, and (iv) require the consent, approval, order or authorization of, or any filing with or notice to, any court or other governmental authority. The joinder of no person or entity other than Purchaser is necessary to consummate the transactions to be performed by Purchaser and Purchaser has all necessary right and authority to perform such acts as are required and contemplated by this Purchase Contract. Purchaser has not dealt with any broker, finder or any other person, other than the Broker, who is Seller's broker, in connection with the purchase of or the negotiation of the purchase of the Property that might give rise to any claim for commission against Seller or lien or claim against the Property.
Intentionally                                                           Omitted.


                         CONDITIONS PRECEDENT TO CLOSING

Purchaser's obligation to close under this Purchase Contract, shall be subject to and conditioned upon the fulfillment of each and all of the following conditions precedent: All of the documents required to be delivered by Seller to Purchaser at the Closing pursuant to the terms and conditions hereof shall have been delivered and shall be in form and substance reasonably satisfactory to Purchaser; Each of the representations, warranties and covenants of Seller contained herein shall be true in all material respects as of the Closing Date (and Purchaser shall be permitted to perform an inspection of the Property immediately prior to the Closing Date to verify same); Seller shall have complied with, fulfilled and performed in all material respects each of the covenants, terms and conditions to be complied with, fulfilled or performed by Seller hereunder; Neither Seller nor Seller's general partner shall be a debtor in any bankruptcy proceeding or shall have been in the last 6 months a debtor in any bankruptcy proceeding; A taking of all or any part of the Property must not have been commenced or threatened in writing; The actual occupancy level of the Property shall not have decreased by more than ten percent (10%) from the actual occupancy level on the Effective Date; Seller shall have terminated any Property Contracts which are not being assumed by Purchaser as of the Closing Date (and which are capable of being terminated by Seller without penalty or cost to Seller). Notwithstanding anything to the contrary, there are no other conditions on Purchaser's obligation to Close except as expressly set forth above. If any of the above conditions are not satisfied, then notwithstanding anything to the contrary contained in this Purchase Contract, Purchaser may, at its option (a) waive such condition and proceed to Closing and accept title to the Property with an agreed upon offset or deduction from the Purchase Price (assuming Seller and Purchaser can agree upon such offset or deduction amount, and neither party has any obligation to come to an agreement), (b) waive such condition and proceed to Closing and accept title to the Property without any offset or deduction from the Purchase Price, or (iii) notify Seller of Purchaser's election to terminate this Purchase Contract and receive a return of the Deposit
from                    the                    Escrow                     Agent.

Without limiting any of the rights of Seller elsewhere provided for in this Purchase Contract, Seller's obligation to close with respect to conveyance of a particular Property under this Purchase Contract shall be subject to and conditioned upon the fulfillment of each and all of the following conditions precedent: Purchaser's representations and warranties set forth in this Purchase Contract shall have been true and correct in all material respects when made, and shall be true and correct in all material respects on the Closing Date and as of the Effective Date as though such representations and warranties were made at and as of such date and time. Purchaser shall have fully performed and complied with all covenants, conditions, and other obligations in this Purchase Contract to be performed or complied with by it at or prior to Closing including, without limitation, payment in full of the Purchase Price. There shall not be pending or, to the knowledge of either Purchaser or Seller, any litigation or threatened litigation which, if determined adversely, would restrain the consummation of any of the transactions contemplated by this Purchase Contract or declare illegal, invalid or nonbinding any of the covenants or obligations of the Purchaser. If applicable, Purchaser shall have produced evidence reasonably satisfactory to Seller of Purchaser's compliance with Hart-Scott-Rodino Act requirements or of the non-applicability thereof to the transactions contemplated by this Purchase Contract. It shall be a joint condition precedent that the Closing of this Purchase Contract is contingent upon the concurrent closing of the sale to Purchaser of the property known as "BRIARWOOD APARTMENTS" and commonly known as located at 254 and/or 292 Northpointe Drive NE, Cedar Rapids, Iowa 52402, pursuant to a purchase contract
for       said        property        of       even        date        herewith.


                                    BROKERAGE

Seller represents and warrants to Purchaser that it has dealt only with Hendricks & Partners, 3567 E Sunrise Drive Suite 237, Tucson, Arizona 85718, ("Broker") in connection with this Purchase Contract. Seller and Purchaser each represents and warrants to the other that other than Broker, it has not dealt with or utilized the services of any other real estate broker, sales person or finder in connection with this Purchase Contract, and each party agrees to indemnify the other party from and against all claims for brokerage commissions and finder's fees arising from or attributable to the acts or omissions of the indemnifying party. Notwithstanding the foregoing, Purchaser and Seller hereby acknowledge that Broker represents only Seller, not Buyer. Seller agrees to pay Broker a commission according to the terms of a separate agreement. Broker shall not be deemed a party or third party beneficiary of this Purchase Contract. Broker assumes no responsibility for the condition of the Property or representation for the performance of this Purchase Contract by the Seller or Purchaser.


                                   POSSESSION

Possession of the Property subject to the Permitted Exceptions shall be delivered to Purchaser at the Closing, subject to Purchaser's right of entry for
inspection            as           set           forth           in           0.

                              DEFAULTS AND REMEDIES

In the event the Purchaser terminates this Purchase Contract following the end of the Feasibility Period for any reason other than Seller's inability to convey title as required by this Purchase Contract, or defaults hereunder on or prior to the Closing Date and consummation of the Closing does not occur by reason of such termination or default by Purchaser, Seller and Purchaser agree that it would be impractical and extremely difficult to estimate the damages which Seller may suffer. Therefore, Seller and Purchaser hereby agree that, except for the Purchaser's obligations to Seller under Section 0, the reasonable estimate of the total net detriment that Seller would suffer in the event that Purchaser terminates this Purchase Contract or defaults hereunder on or prior to the last calendar day of the Feasibility Period is and shall be, as Seller's sole remedy (whether at law or in equity) (other than the alternative forfeiture remedy set forth in Section 3.1.4 of this Purchase Contract), the right to receive (if not already received by Seller) from the Escrow Agent and retain the full amount of the Deposit. Seller and Purchaser further hereby agree that, except for the Purchaser's obligations to Seller under Section 0, the reasonable estimate of the total net detriment that Seller would suffer in the event that Purchaser terminates this Purchase Contract or defaults hereunder on or prior to the Closing Date is and shall be, as Seller's sole remedy (whether at law or in equity) (other than the alternative forfeiture remedy set forth in Section 3.1.4 of this Purchase Contract), the right to receive (if not already received by Seller) from the Escrow Agent and retain the full amount of the Deposit. The payment and performance of the above as liquidated damages is not intended as a forfeiture or penalty within the meaning of applicable law and is intended to settle all issues and questions about the amount of damages suffered by Seller in the applicable event, except only for damages under Section 0 above, irrespective of the time when the inquiry about such damages may take place. If this remedy is exercised by Seller, the Deposit shall be full, agreed and liquidated damages for the breach of this Purchase Contract by the Purchaser, all other claims to damage or other remedies being herein expressly waived by Seller; provided however, if Seller is unable to exercise the foregoing remedy, Seller shall retain the alternative forfeiture remedy set forth in Section 3.1.5 of this Purchase Contract. Upon any such failure by Purchaser hereunder, if this remedy is exercised by Seller, this Purchase Contract shall be terminated, and neither party shall have any further rights or obligations hereunder, each to the other, except for the Purchaser's obligations to Seller under Section 5.3 above, and the right of Seller to collect such liquidated damages to the extent not theretofore paid by Purchaser. Provided that Purchaser has not terminated this Purchase Contract and is not otherwise in default hereunder, if the Closing does not occur as a result of Seller's default hereunder, Purchaser's sole remedy shall be to elect to either (a) terminate this Purchase Contract and receive reimbursement of the Deposit, or (b) enforce specific performance of this Purchase Contract. In the event Purchaser is unable to enforce the remedy of specific performance after using commercially reasonable efforts to seek to enforce such remedy, then in lieu of obtaining specific performance, Purchaser shall have the right to bring suit for damages against Seller in an amount not to exceed $50,000.00 in addition to receiving reimbursement of the Deposit.

                            RISK OF LOSS OR CASUALTY

In the event that the Property is damaged or destroyed by fire or other casualty prior to Closing, and the cost of repair is more than $500,000, then Seller will have no obligation to repair such damage or destruction and, at Purchaser's option, this Agreement shall terminate. In the event Purchaser elects not to terminate this Agreement, this transaction shall be closed in accordance with the terms of this Agreement, notwithstanding any such damage or destruction and Purchaser shall receive all insurance proceeds pertaining thereto (plus a credit against the Purchase Price in the amount of any deductible payable by Seller in connection therewith) at Closing. In the event that the Property is damaged or destroyed by fire or other casualty prior to the Closing, and the cost of repair is less than $500,000, this transaction shall be closed in accordance with the terms of this Agreement, notwithstanding the damage or destruction; provided, however, Seller shall make such repairs if they can be reasonably effected before the Closing. If Seller is unable to effect such repairs, then Purchaser shall receive all insurance proceeds pertaining thereto (plus a credit against the Purchase Price in the amount of any deductible payable by Seller in
connection                 therewith)                 at                Closing.


                                  RATIFICATION

This Purchase Contract shall be null and void unless fully executed by Purchaser
and       Seller       on       or       before       April       9,       2001.

                                 EMINENT DOMAIN

In the event that at the time of Closing all or any part of the Property is (or has previously been) acquired, or is about to be acquired, by authority of any governmental agency in purchase in lieu thereof (or in the event that at such time there is any notice of any such acquisition or intent to acquire by any such governmental agency), Purchaser shall have the right, at Purchaser's option, to terminate this Purchase Contract by giving written Notice within Fifteen (15) days of Purchaser's receipt from Seller of the occurrence of such event and recover the Deposit hereunder, or to settle in accordance with the terms of this Purchase Contract for the full Purchase Price and receive the full
benefit            of            any             condemnation             award.

                                  MISCELLANEOUS
                             Exhibits And Schedules

All Exhibits and Schedules,  whether or not annexed  hereto,  are a part of this
Purchase             Contract            for            all            purposes.

                                 Assignability

Subject to Section 0, Purchaser may assign all or an undivided interest in this Purchase Contract to one or more entities so long as (i) the majority ownership of such assignee is owned by either Purchaser or its affiliate, or Robert Fransen is a principal in such assignee, (ii) Purchaser is not released from its liability hereunder, and (iii) Seller receives prompt notification of such
transfer                                when                               made.

                                 Binding Effect

            This Purchase Contract shall be binding upon and inure to the benefit of Seller and Purchaser, and their respective successors, heirs and permitted assigns.

                                    Captions

            The captions, headings, and arrangements used in this Purchase Contract are for convenience only and do not in any way affect, limit, amplify, or modify the terms and provisions hereof.

                           Number And Gender Of Words

            Whenever herein the singular number is used, the same shall include the plural where appropriate, and words of any gender shall include each other gender where appropriate.

                                     Notices

            All Notices, demands, requests and other communications required pursuant to the provisions of this Purchase Contract ("Notice") shall be in writing and shall be deemed to have been properly given or served for all purposes (i) if sent by Federal Express or a nationally recognized overnight carrier for next business day delivery, on the first business day following deposit of such Notice with such carrier, or (ii) if personally delivered, on the actual date of delivery or (iii) if sent by certified mail, return receipt requested postage prepaid, on the Fifth (5th) business day following the date of mailing, or (iv) if sent by telecopier, then on the actual date of delivery (as evidenced by a telecopier confirmation) provided that a copy of the telecopy and confirmation is also sent by U.S. mail, addressed as follows:

            If to Seller:                     If to Purchaser:

            AP XII ASSOCIATES LIMITED         Timberland partners
            PARTNERSHIP                       management coMPANY
            2000 South Colorado Boulevard     7301 Ohms Lane
            Tower Two, Suite 2-1000           Suite 445
            Denver, Colorado 80222            Minneapolis, Minnesota  55439
            Attn:  Mr. Harry Alcock           Attn: Robert L. Fransen
            Facsimile No. (303) 692-0786      Facsimile No. (952) 893-0968

                  And                               With a copy to

            AP XII ASSOCIATES LIMITED         BARNA GUZY & STEFFEN, LTD.
            PARTNERSHIP                       200 Coon Rapids Boulevard,
            2000 South Colorado Boulevard     Suite 400
            Tower Two, Suite 2-1000           Coon Rapids, Minnesota  55433
            Denver, Colorado 80222            Attn: Jeff Johnson, Esq.
            Attn:  Mr. Mark Reoch and Mr.     Telephone: (763) 783-5120
            Pat Stucker                       Facsimile: (763) 780-1777
            Facsimile No. (303) 300-3261
                  With a copy to

            Loeb & Loeb, LLP
            1000 Wilshire Boulevard, Suite
            1600
            Los Angeles, California 90017
            Attn:  Andrew S. Clare, Esq. and
                      Karen N. Higgins, Esq.
            Facsimile No. (213) 688-3460

      Any of the parties may designate a change of address by Notice in writing to the other parties. Whenever in this Purchase Contract the giving of Notice by mail or otherwise is required, the giving of such Notice may be waived in writing by the person or persons entitled to receive such Notice.

                             Governing Law And Venue

            The laws of the State of Iowa shall govern the validity, construction, enforcement, and interpretation of this Purchase Contract, unless otherwise specified herein except for the conflict of laws provisions thereof. All claims, disputes and other matters in question arising out of or relating to this Purchase Contract, or the breach thereof, shall be decided by proceedings instituted and litigated in the United States District Court for the district in which the Property is situated, and the parties hereto expressly consent to the venue and jurisdiction of such court.

                             Entirety And Amendments

            This Purchase Contract embodies the entire Purchase Contract between the parties and supersedes all prior Purchase Contracts and understandings, if any, relating to the Property, and may be amended or supplemented only by an instrument in writing executed by the party against whom enforcement is sought.

                                  Severability

            If any provision of this Purchase Contract is held to be illegal, invalid, or unenforceable under present or future laws, such provision shall be fully severable. The Purchase Contract shall be construed and enforced as if such illegal, invalid, or unenforceable provision had never comprised a part of this Purchase Contract; and the remaining provisions of this Purchase Contract shall remain in full force and effect and shall not be affected by the illegal, invalid, or unenforceable provision or by its severance from this Purchase Contract. In lieu of such illegal, invalid, or unenforceable provision, there shall be added automatically as a part of this Purchase Contract a provision as similar in terms to such illegal, invalid, or unenforceable provision as may be possible to make such provision legal, valid, and enforceable.

                              Multiple Counterparts

            This  Purchase  Contract  may be executed  in a number of  identical counterparts. If so executed, each of such counterparts is to be deemed an original for all purposes and all such counterparts shall, collectively, constitute one Purchase Contract. In making proof of this Purchase Contract, it shall not be necessary to produce or account for more than one such counterparts.

                                  Further Acts

In addition to the acts and deeds recited herein and contemplated and performed, executed and/or delivered by Seller and Purchaser, Seller and Purchaser agree to perform, execute and/or deliver or cause to be performed, executed and/or delivered any and all such further acts, deeds, and assurances as may be necessary to consummate the transactions contemplated hereby.

                                  Construction

            No provision of this Purchase Contract shall be construed in favor of, or against, any particular party by reason of any presumption with respect to the drafting of this Purchase Contract; both parties, being represented by counsel, having fully participated in the negotiation of this instrument.

                                 Confidentiality

            Purchaser  shall not disclose the terms and conditions  contained in this Purchase Contract, shall keep the same confidential, provided that Purchaser may disclose the terms and conditions of this Purchase Contract (i) as required by law, (ii) to consummate the terms of this Purchase Contract, or any financing relating thereto, or (iii) to Purchaser's or Seller's lenders, attorneys and accountants. Any information provided by Seller to Purchaser under the terms of this Purchase Contract is for informational purposes only. In providing such information to Purchaser, Seller makes no representation or warranty, express, written, oral, statutory, or implied, and all such representations and warranties are hereby expressly excluded. Purchaser shall not in any way be entitled to rely upon the accuracy of such information. Such information is also confidential and Purchaser shall be prohibited from making such information public to any other person or entity other than its agents and legal representatives, without Seller's prior written authorization, which may be granted or denied in Seller's sole discretion.

                               Time Of The Essence

            It is expressly agreed by the parties hereto that time is of the essence with respect to this Purchase Contract.

                         Cumulative Remedies And Waiver

            No remedy herein conferred or reserved is intended to be exclusive of any other available remedy or remedies herein conferred or referred, but each and every such remedy shall be cumulative and shall be in addition to every other remedy given under this Purchase Contract. No delay or omission to exercise any right or power accruing upon any default, omission, or failure of performance hereunder shall impair any right or power or shall be construed to be a waiver thereof, but any such right and power may be exercised from time to time and as often as may be deemed expedient. No waiver, amendment, release, or modification of this Purchase Contract shall be established by conduct, custom, or course of dealing.

                               Litigation Expenses

            In the event either party hereto commences litigation against the other to enforce its rights hereunder, the prevailing party in such litigation shall be entitled to recover from the other party its reasonable attorneys' fees and expenses incidental to such litigation.

                                  Time Periods

            Should the last day of a time period fall on a weekend or legal holiday, the next Business Day thereafter shall be considered the end of the time period.

                                    Exchange

            At Seller's sole cost and expense, Seller may structure the sale of the Property to Purchaser as a Like Kind Exchange under Internal Revenue Code
Section 1031 whereby Seller will acquire certain property (the "Like Kind Exchange Property") in conjunction with the sale of the Property (the "Like Kind Exchange"). Purchaser shall cooperate fully and promptly with Seller's conduct of the Like Kind Exchange, provided that all costs and expenses generated in connection with the Like Kind Exchange shall be borne solely by Seller, and Purchaser shall not be required to take title to or contract for the purchase of any other property. If Seller uses a qualified intermediary to effectuate the exchange, any assignment of the rights or obligations of Seller hereunder shall not relieve, release or absolve Seller of its obligations to Purchaser. In no event shall the Closing Date be delayed by the Like Kind Exchange. Seller shall indemnify and hold harmless Purchaser from and against any and all liability arising from and out of the Like Kind Exchange.

   No Personal Liability of Officers, Trustees or directors of Seller's Partners

            Purchaser acknowledges that this Agreement is entered into by Seller which is a South Carolina limited partnership, and Purchaser agrees that no individual officer, trustee, director or representative of the partners of Seller shall have any personal liability under this Agreement or any document executed in connection with the transactions contemplated by this Agreement.

                            No Exclusive Negotiations

            Seller shall have the right, at all times prior to the expiration of the Feasibility Period, to solicit backup offers and enter into discussions, negotiations, or any other communications concerning or related to the sale of the Property with any third-party; provided, however, that such communications are subject to the terms of this Agreement, and that Seller shall not enter into any contract or binding agreement with a third-party for the sale of the Property unless such agreement is contingent on the termination of this Agreement without the Property having been conveyed to Purchaser.

1.1                         Lead Based Paint Warning Statement


            Seller and Purchaser hereby acknowledge delivery of the disclosure attached as Exhibit 16.21 hereto.



                    [Remainder of Page Intentionally Left Blank]

      NOW WHEREFORE, the parties hereto have executed this Purchase Contract as of the date first set forth above.


                              Seller:


                              AP XII ASSOCIATES LIMITED PARTNERSHIP, a South Carolina
                               limited partnership

                              By:   AP XII Associates GP, L.L.C., a South
                                    Carolina limited partnership, its sole
                                    general partner

                                    By:   Angeles Partners XII,
                                          a California limited partnership,
                                          its member

                                          By:   Angeles Realty Corporation II,
                                                a California corporation,
                                                its managing general partner


                                                By:
                                                Name:
                                                Its:



                              Purchaser:


                            TIMBERLAND PARTNERS MANAGEMENT COMPANY, a Minnesota corporation

                              By:
                              Name:
                              Title:

                                ACKNOWLEDGEMENTS


STATE OF__________            )
                              )
COUNTY OF ________________    )


On this _________________________ day of _____________________, 2001, before me, the undersigned, a Notary Public in and for the said State, personally appeared Harry Alcock, to me personally known, who being duly sworn, did say that the person is the Executive Vice President of Angeles Realty Corporation II, a California corporation, which is the managing general partner of Angeles Partners XII, a California limited partnership, which is a member of AP XII Associates GP, LLC., a South Carolina limited partnership, which is the sole general partner of AP XII Associates Limited Partnership, a South Carolina limited partnership, and that the instrument was signed on behalf of AP XII Associates Limited Partnership, a South Carolina limited partnership, by authority of the partners; and the partner acknowledged the execution of the instrument to be the voluntary act and deed of the limited partnership by it and by the partner voluntarily executed.



                                    -----------------------------------
                                    Notary Public in and for said State


STATE OF__________            )
                              )
COUNTY OF ________________    )


On this _________________________ day of _____________________, 2001, before me, the undersigned, a Notary Public in and for the said State, personally appeared _________________________________________, to me personally known, who being duly sworn, did say that the person is _____________________________ of said corporation, that the seal affixed to said instrument is the seal of said corporation and that said instrument was signed and sealed on behalf of the said corporation by authority of its officers and directors and the said corporation acknowledged the execution of said instrument to be the voluntary act and deed of said corporation by it voluntarily executed.



                                    -----------------------------------
                                    Notary Public in and for said State

                                    EXHIBIT A

                      LEGAL DESCRIPTION FOR GATEWAY GARDENS



That certain real property located at:

      Lots 1 and 2, Auditor's Plat No. 442, Linn County, Iowa.

                                  EXHIBIT 1.1.4

                            LIST OF EXCLUDED PERMITS

                             To Be Inserted, If Any

                                  EXHIBIT 1.1.6

                  LIST OF EXCLUDED PERSONAL PROPERTY OR EQUIPMENT



      1.    Any Buyer's Access computer hardware and software.

      2.    AIMCO Benchmark Series Books

      3.    Connect:  Remote Horizon Software

                                  EXHIBIT 3.1.1

                             FORM OF QUITCLAIM DEED
WHEN RECORDED MAIL TO AND
MAIL TAX STATEMENTS TO:

AP XII Associates Limited Partnership
2000 South Colorado Boulevard, Tower Two, Suite 2-1000
Denver, Colorado 80222

Preparer
Information:

Karen Higgins, Esq.     1000 Wilshire Boulevard, Suite 1800, Los Angeles, CA
90017-2475  (213) 688-3820
Individual's Name Street Address                City                    Phone

                                         (Above Space for Recorder's Use Only)

                                 QUITCLAIM DEED

      For the consideration of Ten Dollars ($10.00) and other valuable consideration, TIMBERLAND PARTNERS MANAGEMENT COMPANY, a Minnesota corporation, does hereby quitclaim to AP XII ASSOCIATES LIMITED PARTNERSHIP, a South Carolina limited partnership, all our right, title, interest, estate, claim and demand in the following described real estate in Linn County, Iowa, more particularly described in Exhibit A attached hereto and made a part hereof, together with the buildings and other improvements located thereon (collectively, the "Premises"), commonly known as "GATEWAY GARDENS."

      Word and phrases herein, including acknowledgement hereof, shall be construed as in the singular or plural number, and as masculine and feminine gender, according to the context.

                                         Dated:                  , 2001


                                         TIMBERLAND PARTNERS MANAGEMENT COMPANY,
                                         a Minnesota corporation

                                       By:
                                      Name:
                                     Title:

                                 ACKNOWLEDGEMENT


STATE OF__________            )
                              )
COUNTY OF ________________    )


On this _________________________ day of _____________________, 2001, before me, the undersigned, a Notary Public in and for the said State, personally appeared _________________________________________, to me personally known, who being duly sworn, did say that the person is _____________________________ of said corporation, that the seal affixed to said instrument is the seal of said corporation and that said instrument was signed and sealed on behalf of the said corporation by authority of its officers and directors and the said corporation acknowledged the execution of said instrument to be the voluntary act and deed of said corporation by it voluntarily executed.



                                    -----------------------------------
                                    Notary Public in and for said State

                                   Exhibit "A"

                      LEGAL DESCRIPTION FOR GATEWAY GARDENS



That certain real property located at:

      Lots 1 and 2, Auditor's Plat No. 442, Linn County, Iowa.

                                 EXHIBIT 7.2.1.1

                          FORM OF SPECIAL WARRANTY DEED

WHEN RECORDED MAIL TO AND
MAIL TAX STATEMENTS TO:





Preparer
      Information:
Karen Higgins, Esq.     1000 Wilshire Boulevard, Suite 1800, Los Angeles, CA
90017-2475  (213) 688-3820
Individual's Name Street Address              City                  Phone

                           (Above Space for Recorder's Use Only)

                              SPECIAL WARRANTY DEED

      For the consideration of Ten Dollars ($10.00) and other valuable consideration, AP XII ASSOCIATES LIMITED PARTNERSHIP, a South Carolina limited partnership, does hereby convey to _______________________________, a
________________________________, the following described real estate in Linn County, Iowa, more particularly described in Exhibit A attached hereto and made a part hereof, together with the buildings and other improvements located thereon (collectively, the "Premises"), commonly known as "Gateway Gardens". The within conveyance is subject to the encumbrances attached on Exhibit B.

      Grantor does hereby covenant with Grantee and successors in interest to warrant and defend the real estate against the lawful claims of all persons claiming by, through or under them and no others, except as may be above stated.

      Word and phrases herein, including acknowledgement hereof, shall be construed as in the singular or plural number, and as masculine and feminine gender, according to the context.


                    [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                              Seller:


                              AP XII ASSOCIATES LIMITED PARTNERSHIP, a South Carolina
                               limited partnership

                              By:   AP XII Associates GP, L.L.C., a South
                                    Carolina limited partnership, its sole
                                    general partner

                                    By:   Angeles Partners XII,
                                          a California limited partnership,
                                          its member

                                          By:   Angeles Realty Corporation II,
                                                a California corporation,
                                                its managing general partner


                                                By:
                                                Name:
                                                Its:

                                 ACKNOWLEDGEMENT


STATE OF__________            )
                              )
COUNTY OF ________________    )


On this _________________________ day of _____________________, 2001, before me, the undersigned, a Notary Public in and for the said State, personally appeared Harry Alcock, to me personally known, who being duly sworn, did say that the person is the Executive Vice President of Angeles Realty Corporation II, a California corporation, which is the managing general partner of Angeles Partners XII, a California limited partnership, which is a member of AP XII Associates GP, LLC., a South Carolina limited partnership, which is the sole general partner of AP XII Associates Limited Partnership, a South Carolina limited partnership, and that the instrument was signed on behalf of AP XII Associates Limited Partnership, a South Carolina limited partnership, by authority of the partners; and the partner acknowledged the execution of the instrument to be the voluntary act and deed of the limited partnership by it and by the partner voluntarily executed.



                                    -----------------------------------
                                    Notary Public in and for said State

                                   Exhibit "A"

                      LEGAL DESCRIPTION OF GATEWAY GARDENS



That certain real property located at:

      Lots 1 and 2, Auditor's Plat No. 442, Linn County, Iowa.

                                   Exhibit "B"

                              PERMITTED EXCEPTIONS

                                [To Be Attached]

                                 EXHIBIT 7.2.1.2

                              FORM OF BILL OF SALE

      This Bill of Sale ("Assignment") is executed by AP XII ASSOCIATES LIMITED PARTNERSHIP, a South Carolina limited partnership ("Seller"), in favor of
_____________________________,        a       __________________________________
("Purchaser").

      Seller and Timberland Partners Management Company, a Minnesota corporation ("Original Purchaser"), have entered into that certain Purchase and Sale Contract dated as of April 6, 2001 ("Purchase Contract"), in which Seller has agreed to sell and Purchaser has agreed to purchase the real property described in Exhibit A attached thereto and the improvements located thereon (collectively, the "Project"). Purchaser is the assignee of Original Purchaser under the Purchase Contract.

      Pursuant to the Purchase Contract, Seller has agreed to assign, without recourse or warranty, to Purchaser all of Seller's right, title and interest, if any, in and to the Property (as hereinafter defined).

      NOW THEREFORE, for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Seller and Purchaser agree as follows: 10. As used herein, the term "Property" shall mean the following property to the extent said property is owned by Seller and used in, held for use in connection with, or necessary for the operation of the Project:
o Property Contracts. All of Seller's rights and interests in and to purchase orders, maintenance, service or utility contracts or similar contracts which relate to the ownership, maintenance, construction or repair or operation of the Project.
o Leases. All of Seller's rights and interests in and to leases, subleases, and other occupancy agreements, whether or not of record, which provide for use or occupancy of space or facilities on or relating to the Project.
o Licenses and Permits. All of Seller's rights and interests in and to all licenses or permits granted by governmental authorities having jurisdiction over the Project and utilized with respect to the Project.

o Fixtures and Tangible Personal Property. All of Sellers rights and interests in and to all fixtures, furniture, furnishings, fittings, equipment, machinery, computers (to the extent located on the Property and owned by Seller), fax machines (to the extent located on the Property and owned by Seller), copiers (to the extent located on the Property and owned by Seller), apparatus, appliances and other articles of tangible personal property now located on the Project or in the improvements thereon and used in connection with any present or future occupation or operation of all or any part of the Project.

            The term "Property" shall not include any of the foregoing: (i) to the extent the same are excluded or reserved to Seller pursuant to the Purchase Contract to which Seller and Purchaser are parties; and (ii) to the extent that the sale or transfer thereof requires consent or approval of any third party, which consent or approval is not obtained by Seller. Nothing herein shall create a transfer or assignment of intellectual property or similar assets of Seller.
11. Assignment. Seller hereby assigns, sells and transfers, without recourse or warranty, to Purchaser all of Seller's right, title and interest, if any, in and to the Property, subject to any rights of consent as provided therein. 12. Assumption. Purchaser expressly agrees to assume and hereby assumes all liabilities and obligations of the Seller in connection with the Property and agrees to perform all of the covenants and obligations of Seller thereunder. Purchaser further agrees to indemnify, defend and hold Seller harmless from and against any and all cost, loss, harm or damage which may arise in connection with the Property.

13. Counterparts. This Assignment may be executed in counterparts, each of which shall be deemed an original, and both of which together shall constitute one and the same instrument.

14. Attorneys' Fees. If any action or proceeding is commenced by either party to enforce its rights under this Assignment, the prevailing party in such action or proceeding shall be entitled to recover all reasonable costs and expenses incurred in such action or proceeding, including reasonable attorneys' fees and costs, in addition to any other relief awarded by the court.

15. Applicable Law. This Assignment shall be governed by and interpreted in accordance with the laws of the State of Iowa.

16. Titles and Section Headings. Titles of sections and subsections contained in this Assignment are inserted for convenience of reference only, and neither form a part of this Assignment or are to be used in its construction or interpretation.

17. Binding Effect. This Assignment shall be binding upon and inure to the benefit of the parties hereto and their respective transferees, successors, and assigns.

18. Entire Agreement; Modification. This Assignment supersedes all prior agreements and constitutes the entire agreement with respect to the subject matter hereof. It may not be altered or modified without the written consent of all parties.

      WITH RESPECT TO ALL MATTERS TRANSFERRED, WHETHER TANGIBLE OR INTANGIBLE, PERSONAL OR REAL, SELLER EXPRESSLY DISCLAIMS A WARRANTY OF MERCHANTABILITY AND WARRANTY FOR FITNESS FOR A PARTICULAR USE OR ANY OTHER WARRANTY EXPRESSED OR IMPLIED THAT MAY ARISE BY OPERATION OF LAW OR UNDER THE UNIFORM COMMERCIAL CODE FOR THE STATE IN WHICH THE PROPERTY IS LOCATED.

WITNESS the signatures of the undersigned.

Dated:                  , 2001


                              Seller:


                              AP XII ASSOCIATES LIMITED PARTNERSHIP, a South Carolina
                               limited partnership

                              By:   AP XII Associates GP, L.L.C., a South
                                    Carolina limited partnership, its sole
                                 general partner

                                    By:   Angeles Partners XII,
                                          a California limited partnership,
                                          its member

                                          By:   Angeles Realty Corporation II,
                                                a California corporation,
                                                its managing general partner


                                                 By:
                                                 Name:
                                                 Its:



                              Purchaser:


                              ______________________________________, a
                              ---------------------------

                              By:
                              Name:
                              Title:

                                EXHIBIT 7.2.1.3

                               GENERAL ASSIGNMENT

      This General Assignment ("Assignment") is executed by AP XII ASSOCIATES LIMITED PARTNERSHIP, a South Carolina limited partnership ("Seller"), in favor of _______________________________________, a _______________________________
("Purchaser").

      Seller and Timberland Partners Management Company, a Minnesota corporation ("Original Purchaser"), entered into that certain Purchase and Sale Contract dated as of April 6, 2001 ("Purchase Contract"), in which Seller has agreed to sell and Purchaser has agreed to purchase the real property described in Exhibit "A" attached thereto and the improvements located thereon collectively, the "Project"). Purchaser is the assignee of Original Purchaser under the Purchase Contract. Capitalized terms not otherwise defined herein shall have the meaning ascribed to them in the Purchase Contract.

      Pursuant to the Purchase Contract, Seller has agreed to assign, without recourse or warranty, to Purchaser all of Seller's right, title and interest, if any, in and to the Miscellaneous Property Assets (as hereinafter defined).

      NOW THEREFORE, for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Seller and Purchaser agree as follows: 11. As used herein, the term "Miscellaneous Property Assets" shall mean all contract rights, leases, concessions, warranties, plans, drawings, and other items of intangible personal property to the extent said property is owned by Seller and used in, held for use in connection with, or necessary for the operation of the Project. The term "Miscellaneous Assets" shall also include the following, but only to the extent owned by Seller and in Seller's possession: site plans, surveys, soil and substrata studies, architectural renderings, plans and specifications, engineering plans and studies, floor plans, tenant data sheets, landscape plans and other plans or studies of any kind, if any, which relate to the Land and or the Improvements or the Fixtures and Tangible Personal Property. The term "Miscellaneous Property Assets" shall also include all of Seller's rights, if any, in and to the name "GATEWAY GARDENS." 12. The term "Miscellaneous Property Assets" shall not include any of the foregoing: (i) to the extent the same are excluded or reserved to Seller pursuant to the Purchase Contract to which Seller and Purchaser are parties; and (ii) to the extent that the sale or transfer thereof requires consent or approval of any third party, which consent or approval is not obtained by Seller. Nothing herein shall create a transfer or assignment of intellectual property or similar assets of Seller.
13. Assignment. Seller hereby assigns, sells and transfers, without recourse or warranty, to Purchaser all of Seller's right, title and interest, if any, in and to the Miscellaneous Property Assets, subject to any rights of consent as provided therein. 14. Assumption. Purchaser expressly agrees to assume and hereby assumes all liabilities and obligations of the Seller in connection with the Miscellaneous Property Assets and agrees to perform all of the covenants and obligations of Seller thereunder. Purchaser further agrees to indemnify, defend and hold Seller harmless from and against any and all cost, loss, harm or damage which may arise in connection with the Miscellaneous Property Assets, pertaining to acts arising on and after the date hereof. 15. Counterparts. This Assignment may be executed in counterparts, each of which shall be deemed an original, and both of which together shall constitute one and the same instrument. 16. Attorneys' Fees. If any action or proceeding is commenced by either party to enforce its rights under this Assignment, the prevailing party in such action or proceeding shall be entitled to recover all reasonable costs and expenses incurred in such action or proceeding, including reasonable attorneys' fees and costs, in addition to any other relief awarded by the court. 17. Applicable Law. This Assignment shall be governed by and interpreted in accordance with the laws of the State of Iowa. 18. Titles and Section Headings. Titles of sections and subsections contained in this Assignment are inserted for convenience of reference only, and neither form a part of this Assignment or are to be used in its construction or interpretation. 19. Binding Effect. This Assignment shall be binding upon and inure to the benefit of the parties hereto and their respective transferees, successors, and assigns. 20. Entire Agreement; Modification. This Assignment supersedes all prior agreements and constitutes the entire agreement with respect to the subject matter hereof. It may not be altered or modified without the written consent of all parties.

      WITH RESPECT TO ALL MATTERS TRANSFERRED, WHETHER TANGIBLE OR INTANGIBLE, PERSONAL OR REAL, SELLER EXPRESSLY DISCLAIMS A WARRANTY OF MERCHANTABILITY AND WARRANTY FOR FITNESS FOR A PARTICULAR USE OR ANY OTHER WARRANTY EXPRESSED OR IMPLIED THAT MAY ARISE BY OPERATION OF LAW OR UNDER THE UNIFORM COMMERCIAL CODE FOR THE STATE IN WHICH THE PROPERTY IS LOCATED.





                    [Remainder of Page Intentionally Left Blank]

      WITNESS the signatures of the undersigned.

Dated:  ___________, 2001


                              Seller:


                              AP XII ASSOCIATES LIMITED PARTNERSHIP, a South Carolina
                               limited partnership

                              By:   AP XII Associates GP, L.L.C., a South
                                    Carolina limited partnership, its sole
                                 general partner

                                    By:   Angeles Partners XII,
                                          a California limited partnership,
                                          its member

                                          By:   Angeles Realty Corporation II,
                                                a California corporation,
                                                its managing general partner


                                                By:
                                                Name:
                                                Its:



                              Purchaser:


                              ______________________________________, a
                              -------------------------------

                              By:
                              Name:
                              Title:

                                    EXHIBIT B

                                ESCROW AGREEMENT

      THIS ESCROW AGREEMENT ("Escrow Agreement") made this 6th day of April, 2001 by and among AP XII ASSOCIATES LIMITED PARTNERSHIP, a South Carolina limited partnership ("Seller"), and TIMBERLAND PARTNERS MANAGEMENT COMPANY, a Minnesota corporation ("Purchaser"); and STEWART TITLE GUARANTY COMPANY ("Escrow Agent");

                                   WITNESSETH:

      Whereas  Purchaser  and Seller are parties to a certain  Purchase and Sale
Contract (the "Purchase Contract") made and dated as of the 6th day of April, 2001; and

      Whereas, the Purchase Contract requires that Purchaser provide a deposit in the amount of One Hundred Twenty Four Thousand Eight Hundred and No/100 Dollars ($124,800.00) in cash (such sum together with any interest earned thereon with Escrow Agent being hereinafter referred to as the "Initial Deposit"), to be held pursuant to an escrow agreement approved by Purchaser and Seller; and

      Whereas the Purchase Contract requires that, on or before 5:00 p.m. Central Standard Time on the date of expiration of the Feasibility Period, Purchaser shall provide an additional deposit in the sum of One Hundred Twenty Four Thousand Eight Hundred and No/100 Dollars ($124,800.00) in cash (such sum together with any interest earned thereon with Escrow Agent being hereinafter referred to as the "Additional Deposit"), to be held by Escrow Agent; and

      Now, therefore, the parties agree to the following:
18. Establishment of Escrow. Escrow Agent hereby acknowledges receipt of One Hundred Twenty Four Thousand Eight Hundred and No/100 Dollars ($124,800.00) in cash constituting the "Initial Deposit," which Initial Deposit shall be immediately released to Seller as provided in the Purchase Contract. Escrow Agent also hereby acknowledges receipt of a quitclaim deed executed by Purchaser a copy of which is attached (the "Quitclaim Deed") and agrees to hold and release the Quitclaim Deed in accordance with the terms of this Escrow Agreement.
19. Investment of Escrow Fund. All funds received by Escrow Agent, including the Additional Deposit, but specifically excluding the Initial Deposit once released to Seller (collectively, the "Escrow Fund"), shall be held in insured accounts and invested in such short-term, high-grade securities, money market funds or accounts, interest -bearing bank accounts, bank certificates of deposit or bank repurchase agreements as Escrow Agent, in its discretion, deems suitable (provided that Escrow Agent shall invest the Escrow Fund as jointly directed by Seller and Purchaser should Seller and Purchaser each in their respective sole discretion determine to issue such joint investment instructions to the Escrow Agent) and all interest and income thereon shall become part of the Escrow Fund and shall be remitted to the party entitled to the Escrow Fund, as set forth below.
20. Application of Escrow Fund. Escrow Agent shall hold the Escrow Fund as provided above. If the sale of the Property is closed by the date fixed therefor (or any extension date provided for by mutual written consent of the parties hereto, given or withheld in their respective sole discretion), Escrow Agent shall return the Quitclaim Deed to Purchaser and deliver the Escrow Fund to Seller in immediately available funds on the Closing Date pursuant to instructions from Seller. If the sale of the Property is not closed by the date fixed therefor (or any such extension date) owing to failure of satisfaction of a condition precedent to Purchaser's obligations, the Escrow Agent shall (a) return and refund the Escrow Fund to Purchaser and request that Seller return the Initial Deposit to Purchaser and (b) forthwith deliver the Quitclaim Deed to Seller. If the sale of the Property is not closed by the date fixed therefor (or any such extension date) owing to failure of performance by Seller, Purchaser shall give Notice to the Escrow Agent and Seller and in such Notice shall state whether it elects as its remedy return of the Escrow Fund and Initial Deposit or specific performance of the Purchase Contract; if Purchaser elects return of the Escrow Fund and Initial Deposit, Escrow Agent shall (a) return and refund the Escrow Fund to Purchaser and request that Seller return the Initial Deposit to Purchaser and (b) deliver the Quitclaim Deed to Seller. If the sale of the Property is not closed by the date fixed therefor (or any such extension date) owing to failure of performance by Purchaser, Escrow Agent shall forthwith deliver to Seller the Quitclaim Deed and the Escrow Fund in immediately available funds by wire transfer in accordance with the instructions of Seller, and Seller shall have the right to retain the Initial Deposit. If Purchaser shall have canceled the Purchase Contract on or before the expiration of the Feasibility Period (as defined in the Purchase Contract), the Escrow Agent shall deliver the Initial Deposit (if not already delivered to Seller) and deliver the Quitclaim Deed to Seller.

      If on or prior to the termination of the Escrow Agreement, a party claims to be entitled to payment of the Escrow Fund under the provisions referred to, such party shall give Notice to the Escrow Agent and the other party of the claim in writing, describing in such Notice the nature of the claim, and the provisions of the Purchase Contract on which the claim is based. Unless the other party sends the Escrow Agent a written objection to the claim, with a copy concurrently to the claiming party, within ten (10) days after delivery of the Notice of claim, the claim shall be conclusively presumed to have been approved. In such case, or in the event of mutual written consent of the parties hereto, given or withheld in their respective sole discretion, Escrow Agent shall, within two (2) business days thereafter, pay the claim as demanded. Notwithstanding the foregoing, Escrow Agent shall deliver the Escrow Fund to Seller forthwith upon Closing in accordance with the terms of subpart (a) of the immediately preceding paragraph.

      When all monies held by Escrow Agent have been finally distributed in accordance herewith, this Escrow Agreement shall terminate. 21. Liability. Escrow Agent will be obligated to perform only the duties that are expressly set forth herein. In case of conflicting demands upon Escrow Agent, it may (i) refuse to comply therewith as long as such disagreement continues and make no delivery or other disposition of any funds or property then held (and Escrow Agent shall not be or become liable in any way for such failure or refusal to comply with such conflicting or adverse claims or demands, except for its failure to exercise due care, willful breach and willful misconduct); and (ii) continue to so refrain and so refuse to act until all differences have been adjusted by agreement and, Escrow Agent has been notified thereof in writing signed jointly by Seller and Purchaser or (iii) to interplead the portion of Escrow Fund in dispute.
22. No Obligation to Take Legal Action. Escrow Agent shall not be under any obligation to take any legal action in connection with this Escrow Agreement or for its enforcement, or to appear in, prosecute, or defend any action or legal proceeding which, in its opinion, would or might involve it in any costs, expense, loss, or liability, unless and as often as required by it, it is furnished with satisfactory security and indemnity against all such costs, expenses, losses, or liabilities.
23. Status of Escrow Agent. Escrow Agent is to be considered and regarded as a depository only, and shall not be responsible or liable (except for its failure to exercise due care, willful breach or willful misconduct) for the sufficiency or correctness as to form, manner of execution, or validity of any instrument deposited pursuant to this Escrow Agreement, nor as to the identity, authority, or rights of any person executing the same. Escrow Agent's duties hereunder shall be limited to the safekeeping of the Quitclaim Deed and the safekeeping and investment of money, instruments, and securities received by it as Escrow Agent and for their disbursement in accordance with the written escrow instructions given it in accordance with this Escrow Agreement.
24. Written Instructions of Parties. Notwithstanding any contrary provision contained herein, Escrow Agent shall, at all times, have full right and authority and the duty and obligation to pay over and disburse the principal and interest of the Escrow Fund AND Quitclaim Deed in accordance with the joint written instructions signed by Seller and Purchaser.
25. Notices. Any required or permitted Notice or other communication under this Escrow Agreement ("Notice") shall be given as follows. All Notices, requests, demands and other communications hereunder shall be deemed to have been duly given if the same shall be in writing and shall be delivered personally or sent by federal express or other recognized national overnight courier service maintaining records of delivery, or sent by registered or certified mail, postage pre-paid, or sent by facsimile transmission (with a copy of the facsimile confirmation and the facsimile transmission also sent by U.S. Mail) and addressed as set forth below:

            If to Seller:                      If to Purchaser:

            AP XII ASSOCIATES LIMITED          TIMBERLAND PARTNERS MANAGEMENT
            PARTNERSHIP                        COMPANY
            2000 South Colorado Boulevard      7301 Ohms Lane
            Tower Two, Suite 2-1000            Suite 445
            Denver, Colorado  80222            Minneapolis, Minnesota 55439
            Attn:  Mr. Harry Alcock            Attn: Robert L. Fransen
            Facsimile No. (303) 692-0786       Facsimile No. (952) 893-0968

                  And
                                                     With a copy to
            AP XII ASSOCIATES LIMITED
            PARTNERSHIP                        BARNA GUZY & STEFFEN, LTD.
            2000 South Colorado Boulevard      200 Coon Rapids Boulevard,
            Tower Two, Suite 2-1000            Suite 400
            Denver, Colorado  80222            Coon Rapids, Minnesota  55433
            Attn: Mark Reoch & Pat Stucker     Attn: Jeff Johnson, Esq.
            Facsimile No. (303) 300-3261       Telephone: (763) 783-5120
                                               Facsimile: (763) 780-1777

                  With a copy to
                                               If to Escrow Agent:
            Loeb & Loeb LLP
            1000 Wilshire Boulevard, Suite     Stewart Title Guaranty Company
            1800                               1980 Post Oak Boulevard, Suite
            Los Angeles, California 90017      610
            Attn: Andrew S. Clare, Esq. and    Houston, Texas  77056
                     Karen N. Higgins, Esq.    Attn:  Ms. Wendy Howell
            Facsimile No. (213) 688-3460       Facsimile No. (713) 552-1703

      Any party may change the address to which Notices are to be addressed by giving the other parties Notice in the manner herein set forth. All such Notices, requests, demands and other communications shall be deemed to have been delivered (i) as of the day of receipt, in the case of personal delivery, or
(ii) as of the day of receipt or attempted delivery date in the case of delivery by air courier, or (iii) as of the date of receipt or first attempted delivery, as evidenced by the return receipt card, in the case of mailing by certified or registered United States mail.
26. Fee. Escrow Agent shall receive a fee of $500.00 for its services hereunder, and be paid or reimbursed for all expenses, disbursements and advances, including reasonable attorneys' fees, incurred or paid in connection with carrying out its duties hereunder, the payment of all amounts to be shared equally by Purchaser and Seller equally, and not out of the Escrow Fund. Non-payment of such fee by Purchaser shall not entitle Escrow Agent to refuse or fail to act as required by this Escrow Agreement.

27. Titles and Section Headings. Titles of sections and subsections contained in this Escrow Agreement are inserted for convenience of reference only, and neither form a part of this Escrow Agreement or are to be used in its construction or interpretation.

28. Counterparts. This Escrow Agreement may be executed in any number of counterparts, each of which shall be deemed an original, but all of which shall constitute one and the same instrument.

29. Non-Waiver. No waiver by either party of any breach of any term or condition of this Escrow Agreement shall operate as a waiver of any other breach of such term or condition or of any other term or condition. No failure to enforce such provision shall operate as a waiver of such provision or of any other provision hereof, or constitute or be deemed a waiver or release of any other party for anything arising out of, connected with, or based upon this Escrow Agreement.
30. Binding Effect. This Escrow Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective transferees, successors, and assigns. The parties recognize and acknowledge that the powers and authority granted Escrow Agent herein are each irrevocable and coupled with an interest. Escrow Agent shall have no liability to Seller or Purchaser for any mistakes in judgment in the performance of any function hereunder, except for failure to exercise due care, willful breach and willful misconduct.

31. Nonlimitation of Liability. Nothing contained herein shall in any way limit the liabilities, obligations and remedies of Seller and Purchaser as set forth in the Purchase Contract.

32. Governing Law. This Escrow Agreement shall be governed by and construed in accordance with the laws of the State of Iowa.

33.   Time of Essence.  Time is of the essence of this Escrow Agreement.

34. Entire Agreement; Modification. This Escrow Agreement supersedes all prior agreements and constitutes the entire agreement with respect to the subject matter hereof. It may not be altered or modified without the written consent of all parties.



                    [Remainder of Page Intentionally Left Blank]

      In witness whereof each of the parties hereto has caused this Escrow Agreement to be executed under seal on its behalf by duly authorized persons, all as of the day and year first above written.


                              Seller:


                              AP XII ASSOCIATES LIMITED PARTNERSHIP, a South Carolina
                               limited partnership

                              By:   AP XII Associates GP, L.L.C., a South
                                    Carolina limited partnership, its sole
                                    general partner

                                    By:   Angeles Partners XII,
                                          a California limited partnership,
                                          its member

                                          By:   Angeles Realty Corporation II,
                                                a California corporation,
                                                its managing general partner


                                                By:
                                                Name:
                                                Its:



                              Purchaser:


                            TIMBERLAND PARTNERS MANAGEMENT COMPANY, a Minnesota corporation

                              By:
                              Name:
                              Title:



                              Escrow Agent:

                              STEWART TITLE GUARANTY COMPANY

                              By:
                              Name:
                              Title:

                                  EXHIBIT 16.21

                           LEAD-BASED PAINT DISCLOSURE

EVERY PURCHASER OF ANY INTEREST IN RESIDENTIAL REAL PROPERTY ON WHICH A RESIDENTIAL DWELLING WAS BUILT PRIOR TO 1978 IS NOTIFIED THAT SUCH PROPERTY MAY PRESENT EXPOSURE TO LEAD FROM LEAD-BASED PAINT THAT MAY PLACE YOUNG CHILDREN AT RISK OF DEVELOPING LEAD POISONING. LEAD POISONING IN YOUNG CHILDREN MAY PRODUCE PERMANENT NEUROLOGICAL DAMAGE, INCLUDING LEARNING DISABILITIES, REDUCED INTELLIGENCE QUOTIENT, BEHAVIORAL PROBLEMS, AND IMPAIRED MEMORY. LEAD POISONING ALSO POSES A PARTICULAR RISK TO PREGNANT WOMEN. THE SELLER OF ANY INTEREST IN RESIDENTIAL REAL PROPERTY IS REQUIRED TO PROVIDE THE PURCHASER WITH ANY INFORMATION ON LEAD-BASED PAINT HAZARDS FROM RISK ASSESSMENTS OR INSPECTIONS IN THE SELLER'S POSSESSION, IF ANY, AND NOTIFY THE BUYER OF ANY KNOWN LEAD-BASED PAINT HAZARDS. A RISK ASSESSMENT OR INSPECTION FOR POSSIBLE LEAD-BASED PAINT HAZARDS IS RECOMMENDED PRIOR TO PURCHASE.

ARTICLE 1 DEFINED TERMS....................................................75

ARTICLE 2 PURCHASE AND SALE OF PROPERTY....................................78

ARTICLE 3 PURCHASE PRICE & DEPOSIT.........................................78

ARTICLE 4 FINANCING........................................................79

ARTICLE 5 FEASIBILITY PERIOD...............................................80

ARTICLE 6 TITLE............................................................82

ARTICLE 7 CLOSING..........................................................86

ARTICLE 8 REPRESENTATIONS, WARRANTIES AND COVENANTS OF SELLER AND PURCHASER90

ARTICLE 9 CONDITIONS PRECEDENT TO CLOSING..................................94

ARTICLE 10 BROKERAGE.......................................................95

ARTICLE 11 POSSESSION......................................................96

ARTICLE 12 DEFAULTS AND REMEDIES...........................................96

ARTICLE 13 RISK OF LOSS OR CASUALTY........................................97

ARTICLE 14 RATIFICATION....................................................98

ARTICLE 15 EMINENT DOMAIN..................................................98

ARTICLE 16 MISCELLANEOUS...................................................99