Form 10QSB
period 2001-09-30
ANGELES PARTNERS XII
filed 2001-11-05
CIK 720392

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

              For the quarterly period ended September 30, 2001


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
                       (in thousands, except unit data)

                               September 30, 2001


Assets
   Cash and cash equivalents                                                $ 1,489
   Receivables and deposits (net of allowance for
      doubtful accounts of $61)                                                  929
   Restricted escrows                                                            690
   Other assets                                                                  686
   Investment properties:
      Land                                                    $ 7,599
      Buildings and related personal property                   81,623
                                                                89,222
      Less accumulated depreciation                            (58,537)       30,685
                                                                            $ 34,479

Liabilities and Partners' Capital (Deficit)
Liabilities
   Accounts payable                                                          $ 461
   Tenant security deposit liabilities                                           844
   Accrued property taxes                                                        592
   Other liabilities                                                             937
   Mortgage notes payable                                                     47,150

Partners' Capital (Deficit)
   General partners                                             $ 124
   Limited partners (44,718 units issued and
      outstanding)                                             (15,629)      (15,505)
                                                                            $ 34,479

         See Accompanying Notes to Consolidated Financial Statements


b)
                              ANGELES PARTNERS XII
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                       (in thousands, except unit data)

                                             Three Months Ended      Nine Months Ended
                                               September 30,           September 30,
                                              2001       2000        2001         2000
Revenues:
   Rental income                           $ 4,380    $ 4,895     $ 14,191    $ 14,442
   Other income                                343        384        1,077       1,188
   Casualty gain                                 3        126           69         506
   Gain on sale of investment
       properties                              197         --       13,118          --
        Total revenues                       4,923      5,405       28,455      16,136

Expenses:
   Operating                                 1,503      1,641        5,191       5,027
   General and administrative                  187        293          574         582
   Depreciation                              1,245      1,319        3,947       3,994
   Interest                                  1,025      1,178        3,332       3,590
   Property taxes                              516        520        1,897       1,535
        Total expenses                       4,476      4,951       14,941      14,728

Income before extraordinary loss               447        454       13,514       1,408

Extraordinary loss on early
  extinguishment of debt                        --         --         (748)         --
Net income                                 $   447    $   454     $ 12,766    $  1,408

Net income allocated to general
   partners                                $     4    $     4     $    583    $     14
Net income allocated to limited
   partners                                    443        450       12,183       1,394

                                           $   447    $   454     $ 12,766    $  1,408

Net income per limited partnership unit:
   Income before extraordinary loss        $  9.91    $ 10.06     $ 289.01    $  31.17
   Extraordinary loss                           --         --       (16.57)         --
                                           $  9.91    $ 10.06     $ 272.44    $  31.17

 Distributions per limited partnership
  unit                                     $ 10.67    $    --     $ 208.73    $  86.97

         See Accompanying Notes to Consolidated Financial Statements


c)

                              ANGELES PARTNERS XII
       CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)
                       (in thousands, except unit data)

                                       Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners       Total

Original capital contributions         44,773       $     1      $ 44,773     $ 44,774

Partners' capital (deficit) at
   December 31, 2000                   44,718       $    95      $(18,478)    $(18,383)

Distributions to partners                  --          (554)       (9,334)      (9,888)

Net income for the nine months
   ended September 30, 2001                --           583        12,183       12,766

Partners' capital (deficit)
   at September 30, 2001               44,718       $   124      $(15,629)    $(15,505)

         See Accompanying Notes to Consolidated Financial Statements


d)
                              ANGELES PARTNERS XII
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                (in thousands)

                                                                 Nine Months Ended
                                                                   September 30,
                                                                  2001        2000
Cash flows from operating activities:
  Net income                                                    $ 12,766     $  1,408
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                    3,947        3,994
   Amortization of discounts and loan costs                          201          208
   Gain on sale of investment properties                         (13,118)          --
   Extraordinary loss on extinguishment of debt                      748           --
   Casualty gain                                                     (69)        (506)
   Change in accounts:
      Receivables and deposits                                         1          737
      Other assets                                                   (90)        (197)
      Accounts payable                                              (270)          94
      Tenant security deposit liabilities                            (89)          25
      Accrued property taxes                                        (230)         (50)
      Other liabilities                                              129          186
       Net cash provided by operating activities                   3,926        5,899

Cash flows from investing activities:
  Property improvements and replacements                          (3,316)      (4,990)
  Net receipts from (deposits to) restricted escrows                 204         (394)
  Insurance proceeds received                                         82          161
  Proceeds from sale of investment properties                     14,932           --
       Net cash provided by (used in) investing activities        11,902       (5,223)

Cash flows from financing activities:
  Payments on mortgage notes payable                                (652)        (646)
  Repayment of mortgage notes payable                             (7,671)          --
  Distributions to partners                                       (9,888)      (4,048)
       Net cash used in financing activities                     (18,211)      (4,694)

Net decrease in cash and cash equivalents                         (2,383)     (4,018)

Cash and cash equivalents at beginning of period                   3,872       6,891

Cash and cash equivalents at end of period                      $ 1,489      $ 2,873

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 3,152      $ 3,402


At  December  31,  2000  and  1999,   approximately   $255,000  and  $1,124,000,
respectively,  of  property  improvements  and  replacements  were  included  in accounts payable and are included in property  improvements and replacements for the nine months ended September 30, 2001, and 2000, respectively.

         See Accompanying Notes to Consolidated Financial Statements


e)

                              ANGELES PARTNERS XII
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Partners XII (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

The following payments owed to the Managing General Partner and its affiliates during the nine months ended September 30, 2001 and 2000 were paid or accrued:

                                                              2001       2000
                                                              (in thousands)
   Property management fees (included in
     operating expense)                                      $ 771      $ 772
   Reimbursement for services of affiliates (included
     in investment properties and operating and general
     and administrative expenses)                             1,034       614
   Disposition fee (included in general partner
     distribution)                                              460        --

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from all of the Registrant's residential properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $771,000 and $772,000 for the nine months ended September 30, 2001 and 2000, respectively.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $1,034,000 and $614,000 for the nine months ended September 30, 2001 and 2000, respectively. Included in these amounts at September 30, 2001 and 2000 are reimbursement of approximately $618,000 and $186,000, respectively, for construction oversight costs.

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

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 30,345 limited partnership units (the "Units") in the Partnership representing 67.86% of the outstanding Units at September 30, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 67.86% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

Note C - Casualty Gain

During the nine months ended September 30, 2001, a net casualty gain of approximately $69,000 was recorded at Hunters Glen V Apartments. The casualty gain related to two separate fires which destroyed a total of seven units during May 2000. The gain was a result of the receipt of insurance proceeds of approximately $82,000, net of the write off of undepreciated fixed assets of approximately $13,000.

During the nine months ended September 30, 2000, a net casualty gain of approximately $506,000 was recorded at Pickwick Place Apartments. The casualty gain related to a fire that destroyed the indoor tennis courts and nearby maintenance shed in August 1999. The gain was the result of the receipt of insurance proceeds of approximately $506,000. The destroyed property was fully depreciated.

Note D - Distributions

During the nine months ended September 30, 2001, the Partnership declared and paid distributions of approximately $3,634,000 (approximately $3,598,000 to the limited partners or $80.46 per limited partnership unit) from operations and approximately $6,254,000 (approximately $5,736,000 to the limited partners or $128.27 per limited partnership unit) from the net proceeds of the sales of Gateway Gardens Apartments and Briarwood Apartments. Subsequent to September 30, 2001, the Partnership declared and paid a distribution of approximately $394,000 (approximately $390,000 to the limited partners or $8.72 per limited partnership unit) from operations. During the nine months ended September 30, 2000, the Partnership paid a distribution from operations of approximately $3,928,000 (approximately $3,889,000 to the limited partners or $86.97 per limited partnership unit). In addition, the Partnership paid a distribution of approximately $120,000 (approximately $119,000 to the limited partners or $2.66 per limited partnership unit) relating to a distribution payable from operations declared at December 31, 1999.

Note E - Sale of Properties

On May 11, 2001, the Partnership sold Gateway Gardens Apartments to an unrelated third party, for net proceeds of approximately $12,208,000 after payment of closing costs and a prepayment penalty owed by the Partnership and paid by the buyer. The Partnership realized a gain of approximately $10,813,000 as a result of the sale. The Partnership used approximately $6,146,000 of the net proceeds to repay the mortgages encumbering the property. In addition, the Partnership recorded an extraordinary loss on early extinguishment of debt of approximately $596,000 as a result of prepayment penalties and unamortized loan costs and debt discount being written off.

On May 11, 2001, the Partnership sold Briarwood Apartments to an unrelated third party, for net proceeds of approximately $2,724,000 after payment of closing costs and a prepayment penalty owed by the Partnership and paid by the buyer. The Partnership realized a gain of approximately $2,305,000 as a result of the sale. The Partnership used approximately $1,525,000 of the net proceeds to repay the mortgages encumbering the property. In addition, the Partnership recorded an extraordinary loss on early extinguishment of debt of approximately $152,000 as a result of prepayment penalties and unamortized loan costs and debt discount being written off.

Note F - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which, together with a demurrer filed by other defendants, is currently scheduled to be heard on November 15, 2001. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. The matters are currently scheduled to be heard on November 15, 2001.

The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of six apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2001 and 2000:

                                                   Average Occupancy
      Property                                      2001       2000

      Hunters Glen - IV Apartments                  96%        97%
        Plainsboro, New Jersey
      Hunters Glen - V Apartments                   95%        96%
        Plainsboro, New Jersey
      Hunters Glen - VI Apartments                  96%        97%
        Plainsboro, New Jersey
      Chambers Ridge Apartments                     95%        96%
        Harrisburg, Pennsylvania
      Twin Lake Towers Apartments (1)               93%        97%
        Westmont, Illinois
      Pickwick Place Apartments                     90%        91%
        Indianapolis, Indiana

(1) The occupancy at Twin Lake Towers Apartments has decreased due to many tenants not renewing as a result of the water submetering program. The property has increased marketing efforts to combat the occupancy decrease.

Results from Operations

The Partnership's net income for the nine months ended September 30, 2001 was approximately $12,766,000 compared to net income of approximately $1,408,000 for the corresponding period in 2000. The Partnership recorded net income of approximately $447,000 for the three months ended September 30, 2001 compared to net income of approximately $454,000 for the three months ended September 30, 2000. The increase in net income for the nine months ended September 30, 2001 is primarily due to the increase in total revenues resulting from the gain on sale of Gateway Gardens and Briarwood Apartments in the second quarter of 2001, slightly offset by a decrease in casualty gain.

On May 11, 2001, the Partnership sold Gateway Gardens Apartments to an unrelated third party, for net proceeds of approximately $12,208,000 after payment of closing costs and a prepayment penalty owed by the Partnership and paid by the buyer. The Partnership realized a gain of approximately $10,813,000 as a result of the sale. The Partnership used approximately $6,146,000 of the net proceeds to repay the mortgages encumbering the property. In addition, the Partnership recorded an extraordinary loss on early extinguishment of debt of approximately $596,000 as a result of prepayment penalties and unamortized loan costs and debt discount being written off.

On May 11, 2001, the Partnership sold Briarwood Apartments to an unrelated third party, for net proceeds of approximately $2,724,000 after payment of closing costs and a prepayment penalty owed by the Partnership and paid by the buyer. The Partnership realized a gain of approximately $2,305,000 as a result of the sale. The Partnership used approximately $1,525,000 of the net proceeds to repay the mortgages encumbering the property. In addition, the Partnership recorded an extraordinary loss on early extinguishment of debt of approximately $152,000 as a result of prepayment penalties and unamortized loan costs and debt discount being written off.

During the nine months ended September 30, 2001, a net casualty gain of approximately $69,000 was recorded at Hunters Glen V Apartments. The casualty gain related to two separate fires which destroyed a total of seven units during May 2000. The gain was the result of the receipt of insurance proceeds of approximately $82,000, net of the write off of undepreciated fixed assets of approximately $13,000.

During the nine months ended September 30, 2000, a net casualty gain of approximately $506,000 was recorded at Pickwick Place Apartments. The casualty gain related to a fire that destroyed the indoor tennis courts and nearby maintenance shed in August 1999. The gain was the result of the receipt of insurance proceeds of approximately $506,000. The destroyed property was fully depreciated.

Excluding the impact of the sale and operations of Gateway Gardens and Briarwood Apartments and the casualty gain, net income increased approximately $7,000 for the three month period ended September 30, 2001, compared to the corresponding period in 2000. Net income decreased approximately $327,000 for the nine month period ended September 30, 2001, compared to the corresponding period in 2000. The increase in net income for the three months ended September 30, 2001 was due to an increase in total revenues partially offset by an increase in total expenses. The decrease in net income for the nine months ended September 30, 2001 was due to an increase in total expenses partially offset by an increase in total revenues. The increase in total revenues for the three and nine months ended September 30, 2001 was attributable to an increase in rental income slightly offset by a decrease in other income. Rental income increased as a result of increases in the average rental rates at all of the Partnership's properties. The decrease in other income for both periods is due to a decrease in other income caused by the Partnership maintaining lower average cash balances in interest bearing accounts.

The increase in total expenses for both the three and nine months ended September 30, 2001 was primarily the result of an increase in operating, depreciation and property tax expense slightly offset by a decrease in general and administrative expense for the three months ended September 30, 2001. Operating expense increased due to increased salaries and utility bills, especially the cost of natural gas, at several properties and increased contract work at Pickwick Place Apartments. Depreciation expense increased due to property improvements and replacements at the properties during the past twelve months. Property tax expense increased due to an increase in the assessed values at Hunter's Glen IV Apartments, Hunter's Glen V Apartments and Hunter's Glen VI Apartments, a portion of which related to an increase in the assessed tax for 2000. General and administrative expenses decreased for the three months ended September 30, 2001 due to a decrease in management reimbursements to the Managing General Partner compared to the same period in 2000.

Included in general and administrative expense for the three and nine months ended September 30, 2001 and 2000 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At September 30, 2001, the Partnership had cash and cash equivalents of approximately $1,489,000 compared to approximately $2,873,000 at September 30, 2000. Cash and cash equivalents decreased approximately $2,383,000 since December 31, 2000. The decrease is primarily due to approximately $18,211,000 of cash used in financing activities, which was partially offset by approximately $11,902,000 and $3,926,000 of cash provided by investing and operating activities, respectively. Cash used in financing activities consisted primarily of distributions to partners, repayment of mortgage notes payable and principal payments made on the mortgages encumbering the Registrant's remaining properties. Cash provided by investing activities consisted of proceeds from the sales of Gateway Gardens and Briarwood Apartments, net receipts from restricted escrows maintained by the mortgage lender and insurance proceeds from casualties at Hunters Glen V, offset by property improvements and replacements. The Registrant invests its working capital reserves in interest bearing accounts.

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

Hunters Glen Apartments IV

The Partnership budgeted approximately $1,489,000 in capital improvements at Hunters Glen IV Apartments consisting primarily of floor covering, cabinet and appliance replacements, carport and structural improvements and a water submetering project. During the nine months ended September 30, 2001, the
Partnership spent approximately $487,000 in capital improvements consisting primarily of major structural improvements, cabinet, floor covering and appliance replacements and a water submetering project. These improvements were funded from operating cash flow and replacement reserves.

Hunters Glen Apartments V

The Partnership budgeted approximately $1,623,000 in capital improvements at Hunters Glen V Apartments consisting primarily of floor covering, cabinet and appliance replacements, carport and structural improvements and a water submetering project. During the nine months ended September 30, 2001, the Partnership spent approximately $428,000 in capital improvements consisting primarily of cabinet and floor covering replacements, structural improvements and a water submetering project. These improvements were funded from operating cash flow, replacement reserves and insurance proceeds.

Hunters Glen Apartments VI

The Partnership budgeted approximately $1,616,000 in capital improvements at Hunters Glen VI Apartments consisting primarily of floor covering, cabinet and appliance replacements, carport improvements and a water submetering project. During the nine months ended September 30, 2001, the Partnership spent approximately $487,000 in capital improvements consisting primarily of cabinet, light fixture and floor covering replacements, and a water submetering project. These improvements were funded from operating cash flow and replacement reserves.

Chambers Ridge Apartments

The Partnership budgeted approximately $1,011,000 in capital improvements at Chambers Ridge Apartments consisting primarily of a recreational facility and floor covering and cabinet replacements. During the nine months ended September 30, 2001, the Partnership spent approximately $977,000 in capital improvements consisting primarily of a recreational facility and floor covering and cabinet replacements. These improvements were funded from operating cash flow and replacement reserves.

Twin Lake Towers Apartments

The Partnership budgeted approximately $326,000 in capital improvements at Twin Lake Towers Apartments consisting primarily of floor covering, plumbing fixtures and appliance replacements and heating and air conditioning upgrades. During the nine months ended September 30, 2001, the Partnership spent approximately $289,000 in capital improvements consisting primarily of floor covering, plumbing fixture and appliance replacements. These improvements were funded from operating cash flow and replacement reserves.

Pickwick Place Apartments

The Partnership budgeted approximately $351,000 in capital improvements at Pickwick Place Apartments consisting primarily of structural improvements and floor covering and appliance replacements. During the nine months ended September 30, 2001, the Partnership spent approximately $357,000 in budgeted and unbudgeted capital improvements consisting primarily of floor covering and appliance replacements and sign, structural and parking lot improvements. These improvements were funded from operating cash flow and replacement reserves.

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

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The Registrant's mortgage indebtedness encumbering its properties amounts to approximately $47,150,000, net of unamortized discounts, with maturity dates ranging from
October 2003 to May 2005, during which time balloon payments totaling $45,209,000 are due. The Managing General Partner may attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

During the nine months ended September 30, 2001, the Partnership declared and paid distributions of approximately $3,634,000 (approximately $3,598,000 to the limited partners or $80.46 per limited partnership unit) from operations and approximately $6,254,000 (approximately $5,736,000 to the limited partners or $128.27 per limited partnership unit) from the net proceeds of the sales of Gateway Gardens Apartments and Briarwood Apartments. Subsequent to September 30, 2001, the Partnership declared and paid a distribution of approximately $394,000 (approximately $390,000 to the limited partners or $8.72 per limited partnership unit) from operations. During the nine months ended September 30, 2000, the Partnership paid a distribution from operations of approximately $3,928,000 (approximately $3,889,000 to the limited partners or $86.97 per limited partnership unit). In addition, the Partnership paid a distribution of approximately $120,000 (approximately $119,000 to the limited partners or $2.66 per limited partnership unit) relating to a distribution payable from operations declared at December 31, 1999. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of the debt maturities, refinancings and/or property sales. The Partnership's distribution policy is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures, to permit further distributions to its partners during the remainder of 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 30,345 limited partnership units (the "Units") in the Partnership representing 67.86% of the outstanding Units at September 30, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 67.86% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which, together with a demurrer filed by other defendants, is currently scheduled to be heard on November 15, 2001. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. The matters are currently scheduled to be heard on November 15, 2001.

The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b) Reports on Form 8-K filed during the quarter ended September 30, 2001:

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

                                 Date:   November 5, 2001