Form 10KSB
period 2001-12-31
ANGELES PARTNERS XII
filed 2002-03-22
CIK 720392

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER SECTION 13 OR
           15(d) of the Securities and Exchange Act of 1934
                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 [No Fee Required]

                    For the fiscal year ended December 31, 2001

[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
   1934 [No Fee Required]

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

State issuer's revenues for its most recent fiscal year.  $33,134,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2001. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

Commencing May 26, 1983, the Registrant offered up to 80,000 Units of Limited Partnership Interest at a purchase price of $1,000 per Unit with a minimum purchase of 5 Units pursuant to a Registration Statement filed with the Securities and Exchange Commission. The Managing General Partner contributed capital in the amount of $1,000 for a 1% interest in the Partnership. The offering terminated on February 13, 1985. Upon termination of the offering, the Registrant had sold 44,773 units aggregating $44,773,000.

The Registrant is engaged in the business of operating and holding real estate properties for investment. In 1984 and 1985 during its acquisition phase, the Registrant acquired ten existing apartment properties and one existing commercial property. In 1990, the Registrant lost one of its apartment properties to foreclosure. During 1991, the Registrant acquired a 44.5% general partnership interest in a joint venture, Princeton Meadows Golf Course Joint Venture ("Joint Venture"), partnering with two affiliated partnerships. On January 4, 1999, the Partnership sold its only commercial property to an unaffiliated third party. On February 26, 1999, the Joint Venture sold its only investment property, Princeton Meadows Golf Course, to an unaffiliated third party. In addition, the Partnership sold Southpointe Apartments to an unaffiliated third party on August 6, 1999. In May 2001, the Partnership sold two of its apartment properties to an unaffiliated third party. As of December 31, 2001, the Partnership continues to own and operate six apartment complexes. (see "Item 2, Description of Properties").

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

A further description of the Partnership's business is included in "Management's Discussion and Analysis or Plan of Operation" included in "Item 6" of this 10-KSB.

Item 2.  Description of Property:

The following table sets forth the Registrant's investments in properties as of December 31, 2001:


                               Date of
Property                      Purchase         Type of Ownership             Use

Chambers Ridge Apartments      7/26/84   Fee ownership subject to       Apartment
 Harrisburg, Pennsylvania                first and second mortgages(2)  324 units

Hunters Glen Apts - IV        01/31/85   Fee ownership subject to       Apartment
 Plainsboro, New Jersey                  a first mortgage (1)           264 units

Hunters Glen Apts - V         01/31/85   Fee ownership subject to       Apartment
 Plainsboro, New Jersey                  first mortgage  (2)            304 units

Hunters Glen Apts - VI        01/31/85   Fee ownership subject to       Apartment
 Plainsboro, New Jersey                  first mortgage (2)             328 units

Pickwick Place Apartments     05/11/84   Fee ownership subject to       Apartment
 Indianapolis, Indiana                   a first mortgage (2)           336 units

Twin Lake Towers
 Apartments                   03/30/84   Fee ownership subject to       Apartments
 Westmont, Illinois                      first and second mortgages(3)  399 units

(1) Property is held by a Limited Partnership in which the Registrant ultimately owns a 100% interest.

(2) Properties are held by limited liability corporations of which the Registrant is the sole member.

(3) Property is held by a Limited Partnership in which the Registrant owns 99.99% interest.

Schedule of Properties:

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.


                            Gross
                           Carrying   Accumulated                        Federal
Property                    Value     Depreciation    Rate    Method    Tax Basis
                               (in thousands)                         (in thousands)

Chambers Ridge Apts         $13,755     $ 9,023     5-40 yrs    (1)      $ 4,767
Hunter Glen Apts-IV          12,989       8,579     5-40 yrs    (1)        4,336
Hunter Glen Apts-V           15,098       9,953     5-40 yrs    (1)        4,903
Hunter Glen Apts-VI          16,285      10,773     5-40 yrs    (1)        4,672
Pickwick Place Apts          11,809       7,512     5-40 yrs    (1)        3,693
Twin Lake Towers Apts        20,149      13,978     5-40 yrs    (1)        5,537
                                                                         $27,908
                            $90,085     $59,818

(1)   Straight line and accelerated

See "Note A" of the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy.

On May 11, 2001, the Partnership sold Gateway Gardens Apartments to an unrelated third party, for net proceeds of approximately $12,208,000 after payment of closing costs and a prepayment penalty owed by the Partnership and paid by the buyer. The Partnership realized a gain of approximately $10,813,000 as a result of the sale. The Partnership used approximately $6,146,000 of the net proceeds to repay the mortgages encumbering the property. In addition, the Partnership recorded an extraordinary loss on early extinguishment of debt of approximately $596,000 as a result of prepayment penalties of approximately $485,000 and unamortized loan costs and debt discount being written off.

On May 11, 2001, the Partnership sold Briarwood Apartments to an unrelated third party, for net proceeds of approximately $2,724,000 after payment of closing costs and a prepayment penalty owed by the Partnership and paid by the buyer. The Partnership realized a gain of approximately $2,305,000 as a result of the sale. The Partnership used approximately $1,525,000 of the net proceeds to repay the mortgages encumbering the property. In addition, the Partnership recorded an extraordinary loss on early extinguishment of debt of approximately $152,000 as a result of prepayment penalties of approximately $120,000 and unamortized loan costs and debt discount being written off.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.


                           Principal                                       Principal
                          Balance At                                        Balance
                         December 31,  Interest    Period     Maturity      Due At
        Property             2001        Rate     Amortized   Date (2)     Maturity
                        (in thousands)                                  (in thousands)

Chambers Ridge Apts
  1st mortgage              $ 5,036      7.83%    28.67 yrs    10/2003    $ 4,849
  2nd mortgage                  174      7.83%       (1)       10/2003        174
Hunters Glen Apts IV
  1st mortgage                7,987      8.43%    28.67 yrs    10/2003      7,787
Hunters Glen Apts V
  1st mortgage               14,332      7.14%     20 yrs      01/2022         --
Hunters Glen Apts VI
  1st mortgage               14,918      7.14%     20 yrs      01/2022         --
Pickwick Place Apts
  1st mortgage                6,138      9.10%     28 yrs      05/2005      5,775
Twin Lake Towers Apts
  1st mortgage               10,160      7.83%    28.67 yrs    10/2003      9,782
  2nd mortgage                  352      7.83%       (1)       10/2003        352
                             59,097
Less unamortized
  discounts                    (140)

                            $58,957                                       $28,719

   (1)      Interest only payments.

   (2) See "Item 7. Financial Statements - Note B" for information with respect to the Registrant's ability to prepay these loans and more specific details as to the terms of the loans.

    On December 20, 2001, the Partnership refinanced the mortgages encumbering Hunters Glen Apartments V. The refinancing replaced first and second mortgage indebtedness of approximately $8,511,000 with a new mortgage in the amount of $14,332,000. The new mortgage carries a stated interest rate of 7.14%. The interest rate on the old mortgages was 7.83%. Principal and interest payments on the mortgage loan are due monthly until the mortgage matures in January 2022 at which time it is scheduled to be fully amortized. Total capitalized loan costs were approximately $657,000. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $488,000 as a result of prepayment penalties of approximately $369,000 and unamortized loan costs and debt discount being written off.

    On December 20, 2001, the Partnership refinanced the mortgages encumbering Hunters Glen Apartments VI. The refinancing replaced first and second mortgage indebtedness of approximately $8,858,000 with a new mortgage in the amount of $14,918,000. The new mortgage carries a stated interest rate of 7.14%. The interest rate on the old mortgages was 7.83%. Principal and interest payments on the mortgage loan are due monthly until the mortgage matures in January 2022 at which time it is scheduled to be fully amortized. Total capitalized loan costs were approximately $683,000. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $508,000 as a result of prepayment penalties of approximately $384,000 and unamortized loan costs and debt discount being written off.

Rental Rates and Occupancy:

Average annual rental rate and occupancy for 2001 and 2000 for each property were as follows:


                                           Average Annual           Average Annual
                                            Rental Rates               Occupancy
                                             (per unit)
 Property                               2001          2000        2001        2000

 Chambers Ridge Apartments             $ 7,530     $ 7,188         95%         96%
 Hunters Glen Apartments - IV (1)       11,239      10,140         94%         97%
 Hunters Glen Apartments - V            11,308      10,211         94%         95%
 Hunters Glen Apartments - VI (1)       11,176      10,030         94%         97%
 Pickwick Place Apartments               7,908       7,492         90%         91%
 Twin Lake Towers Apartments (2)        10,290       9,620         92%         96%

   (1) The Managing General Partner attributes the decrease in occupancy at Hunters Glen Apartments IV and VI to the slow down in the economy and employee layoffs in the market area.

   (2) The Managing General Partner attributes the decrease in occupancy at Twin Lake Towers Apartments to the purchase of new homes by tenants due to lower interest rates.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other residential apartment complexes in the area. The Managing General Partner believes that all of the properties are adequately insured. The residential properties are apartment complexes which lease units for terms of one year or less. As of December 31, 2001, no residential tenant leases 10% or more of the available rental space. All of the properties, are in good physical condition subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rates:

Real estate taxes and rates in 2001 for each property were:

                                    2001             2001
                                   Billing           Rate
                               (in thousands)

Chambers Ridge Apartments            $ 178           3.06%
Hunters Glen Apartments-IV             360           3.19%
Hunters Glen Apartments-V              441           3.62%
Hunters Glen Apartments-VI             447           3.62%
Pickwick Place Apartments              215           8.05%
Twin Lake Towers Apartments            287           5.47%

Capital Improvements:

Chambers Ridge Apartments

During the year ended December 31, 2001, the Partnership spent approximately $1,076,000 in capital improvements consisting primarily of a recreational facility and floor covering and cabinet replacements. These improvements were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or approximately $97,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Hunters Glen Apartments IV

During the year ended December 31, 2001, the Partnership spent approximately $662,000 in capital improvements consisting primarily of major structural improvements, cabinet, floor covering and appliance replacements and a water submetering project. These improvements were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or approximately $79,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Hunters Glen Apartments V

During the year ended December 31, 2001, the Partnership spent approximately $640,000 in capital improvements consisting primarily of cabinet and floor covering replacements, structural improvements and a water submetering project. These improvements were funded from operating cash flow, replacement reserves and insurance proceeds. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or approximately $91,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Hunters Glen Apartments VI

During the year ended December 31, 2001, the Partnership spent approximately $702,000 in capital improvements consisting primarily of cabinet, light fixture and floor covering replacements, and a water submetering project. These improvements were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or approximately $98,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Pickwick Place Apartments

During the year ended December 31, 2001, the Partnership spent approximately $471,000 in capital improvements consisting primarily of floor covering and appliance replacements and sign, structural and parking lot improvements. These improvements were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or approximately $101,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Twin Lake Towers Apartments

During the year ended December 31, 2001, the Partnership spent approximately $337,000 in capital improvements consisting primarily of floor covering, plumbing fixture and appliance replacements. These improvements were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or approximately $120,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

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

Item 3.  Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants intend to oppose the motion and are scheduled to file their opposition brief on March 26, 2002. A hearing on the motion has been scheduled for April 29, 2002. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action.

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


Item 4.  Submission of Matters to a Vote of Security Holders

The unitholders of the Partnership did not vote on any matter during the quarter ended December 31, 2001.

                                     PART II

Item 5. Market for the Partnership's Common Equity and Related Security Holder Matters

The Partnership, a publicly-held limited partnership, sold 44,773 Limited Partnership Units during its offering period through February 13, 1985. As of December 31, 2001, the Partnership had 1,448 Limited Partners of record and 44,718 Limited Partnership Units outstanding. As of December 31, 2001, affiliates of the Managing General Partner owned 30,390 limited partnership units or 67.96% of the outstanding Units. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2001 and 2000 (see Item 6. "Management's Discussion and Analysis or Plan of Operation" for further details):

                                                Distributions
                                                           Per Limited
                                        Aggregate        Partnership Unit

       01/01/00 - 12/31/00            $ 3,928,000 (1)        $ 86.97
       01/01/01 - 12/31/01             18,982,000 (2)         410.06

(1)   Distributions were made from operations.

(2) Consists of $4,028,000 from operations, $6,254,000 from net sales proceeds and $8,700,000 from net refinance proceeds.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners in 2002 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 30,390 limited partnership units (the "Units") in the Partnership representing 67.96% of the outstanding Units at December 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 67.96% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

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

Results of Operations

The Partnership's net income for the year ended December 31, 2001 was approximately $11,932,000 compared to net income of approximately $2,263,000 for the corresponding period in 2000. The increase in net income for the year ended December 31, 2001, is primarily due to the increase in total revenues resulting from the gain on sale of Gateway Gardens and Briarwood Apartments in the second quarter of 2001, slightly offset by a decrease in casualty gain.

On May 11, 2001, the Partnership sold Gateway Gardens Apartments to an unrelated third party, for net proceeds of approximately $12,208,000 after payment of closing costs and a prepayment penalty owed by the Partnership and paid by the buyer. The Partnership realized a gain of approximately $10,813,000 as a result of the sale. The Partnership used approximately $6,146,000 of the net proceeds to repay the mortgages encumbering the property. In addition, the Partnership recorded an extraordinary loss on early extinguishment of debt of approximately $596,000 as a result of prepayment penalties of approximately $485,000 and unamortized loan costs and debt discount being written off.

On May 11, 2001, the Partnership sold Briarwood Apartments to an unrelated third party, for net proceeds of approximately $2,724,000 after payment of closing costs and a prepayment penalty owed by the Partnership and paid by the buyer. The Partnership realized a gain of approximately $2,305,000 as a result of the sale. The Partnership used approximately $1,525,000 of the net proceeds to repay the mortgages encumbering the property. In addition, the Partnership recorded an extraordinary loss on early extinguishment of debt of approximately $152,000 as a result of prepayment penalties of approximately $120,000 and unamortized loan costs and debt discount being written off.

During the year ended December 31, 2001, a net casualty gain of approximately $81,000 was recorded at Hunters Glen V Apartments. The casualty gain related to two separate fires, which destroyed a total of seven units during May 2000. The gain was the result of the receipt of insurance proceeds of approximately $94,000, net of the write off of undepreciated fixed assets of approximately $13,000.

During the year ended December 31, 2000, a net casualty gain of approximately $506,000 was recorded at Pickwick Place Apartments. The casualty gain related to a fire that destroyed the indoor tennis courts and a nearby maintenance shed in August 1999. The gain was a result of insurance proceeds of approximately $506,000. The destroyed assets were fully depreciated.

During the year ended December 31, 2000, a net casualty gain of approximately $547,000 was recorded related to Southpointe Apartments (sold by the Partnership during 1999). The casualty gain related to a fire at the property in October 1998. The gain was a result of insurance proceeds received of approximately $517,000 and a $30,000 reduction in a liability previously accrued to a vendor. The destroyed property was written-off in 1999.

Excluding the impact of the sale and operations of Gateway Gardens and Briarwood Apartments and the casualty gains, net income decreased approximately $1,351,000 for the year ended December 31, 2001, compared to the corresponding period in 2000. The decrease in net income was due to an increase in total expenses and an extraordinary loss on early extinguishment of debt as the result of refinancing the indebtedness of Hunters Glen V and Hunters Glen VI Apartments (see "Liquidity and Capital Resources") offset by an increase in total revenues. The increase in total expenses was primarily the result of an increase in operating, depreciation and property tax expenses. Operating expenses increased due to increased salaries and utility bills, especially the cost of natural gas, at several properties and increased contract work at Pickwick Place Apartments. Depreciation expense increased due to property improvements and replacements at the properties during the past twelve months. Property tax expense increased due to an increase in the assessed values at Hunters Glen IV Apartments, Hunters Glen V Apartments and Hunters Glen VI Apartments, a portion of which related to an increase in the assessed tax for 2000.

The increase in total revenues is attributable to an increase in rental and other income. Rental income increased as a result of increases in the average rental rates at all of the Partnership's properties partially offset by decreases in occupancy at all of the investment properties. Other income increased due to increases in tenant reimbursements primarily at Twin Lake
Towers and Pickwick Place Apartments and ancillary services at all of the investment properties.

General and administrative expenses include the cost of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are included in general and administrative expenses.

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

Liquidity and Capital Resources

At December 31, 2001, the Partnership had cash and cash equivalents of approximately $1,399,000 compared to approximately $3,872,000 at December 31, 2000. The decrease in cash and cash equivalents of approximately $2,473,000 is due to approximately $17,724,000 of cash used in financing activities offset by approximately $11,049,000 and $4,202,000 of cash provided by investing and operating activities, respectively. Cash used in financing activities consisted of distributions to partners, repayment of mortgage notes payable encumbering Gateway Gardens, Briarwood, Hunters Glen V and Hunters Glen VI Apartments, loan costs paid, prepayment penalties, repayment of advances from an affiliate and principal payments made on the mortgages encumbering the Registrant's properties, partially offset by proceeds received from the refinancing of Hunters Glen Apartments V and VI and an advance from an affiliate. Cash provided by investing activities consisted of proceeds from the sale of Gateway Gardens and Briarwood Apartments, net receipts from restricted escrows maintained by the mortgage lender and insurance proceeds from casualties at Hunters Glen V, partially offset by property improvements and replacements. The Registrant invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or approximately $586,000. Additional improvements may be considered and will depend on the physical condition of the properties as well as anticipated cash flow generated by the properties. The capital expenditures will be incurred only if cash is available from operations or Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

On December 20, 2001, the Partnership refinanced the mortgages encumbering Hunters Glen Apartments V. The refinancing replaced first and second mortgage indebtedness of approximately $8,511,000 with a new mortgage in the amount of $14,332,000. The new mortgage carries a stated interest rate of 7.14%. The interest rate on the old mortgages was 7.83%. Principal and interest payments on the mortgage loan are due monthly until the mortgage matures in January 2022 at which time it is scheduled to be fully amortized. Total capitalized loan costs were approximately $657,000. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $488,000 as a result of prepayment penalties of approximately $369,000 and unamortized loan costs and debt discount being written off.

On December 20, 2001, the Partnership refinanced the mortgages encumbering Hunters Glen Apartments VI. The refinancing replaced first and second mortgage indebtedness of approximately $8,858,000 with a new mortgage in the amount of $14,918,000. The new mortgage carries a stated interest rate of 7.14%. The interest rate on the old mortgages was 7.83%. Principal and interest payments on the mortgage loan are due monthly until the mortgage matures in January 2022 at which time it is scheduled to be fully amortized. Total capitalized loan costs were approximately $683,000. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $508,000 as a result of prepayment penalties of approximately $384,000 and unamortized loan costs and debt discount being written off.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The Registrant's mortgage indebtedness encumbering its properties amounts to approximately $58,957,000, net of unamortized discounts, with maturity dates ranging from October 2003 to January 2022, during which time balloon payments totaling $28,719,000 are due. The Managing General Partner may attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

During the year ended December 31, 2001, the Partnership declared and paid distributions of approximately $4,028,000 (approximately $3,988,000 paid to limited partners or $89.18 per limited partnership unit) from operations, approximately $6,254,000 (approximately $5,736,000 to the limited partners or $128.27 per limited partnership unit) from the net proceeds of the sales of Gateway Gardens and Briarwood Apartments and approximately $8,700,000 (approximately $8,613,000 to the limited partners or $192.61 per limited partnership unit) from the refinancing proceeds of Hunters Glen Apartments V and
VI. During the year ended December 31, 2000, the Partnership paid distributions from operations of approximately $3,928,000 (approximately $3,889,000 to the limited partners or $86.97 per limited partnership unit). In addition, the Partnership paid a distribution of approximately $120,000 (approximately $119,000 to the limited partners or $2.66 per limited partnership unit) relating to a distribution from operations declared but unpaid at December 31, 1999. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit distributions to its partners during 2002 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 30,390 limited partnership units (the "Units") in the Partnership representing 67.96% of the outstanding Units at December 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 67.96% of the outstanding units, AIMCO is in a position to control all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Managing General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.

Item 7.  Financial Statements


ANGELES PARTNERS XII

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young, LLP Independent Auditors

      Consolidated Balance Sheet - December 31, 2001

      Consolidated Statements of Operations - Years ended December 31, 2001 and 2000

      Consolidated Statement of Changes in Partners' Capital (Deficit) - Years ended December 31, 2001 and 2000

      Consolidated Statements of Cash Flows - Years ended December 31, 2001 and 2000

      Notes to Consolidated Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors



The Partners
Angeles Partners XII


We have audited the accompanying consolidated balance sheet of Angeles Partners XII as of December 31, 2001, and the related consolidated statements of operations, changes in partners' capital (deficit), and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Angeles Partners XII at December 31, 2001, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.


                                                           /s/ ERNST & YOUNG LLP


Greenville, South Carolina
February 15, 2002

                              ANGELES PARTNERS XII

                           CONSOLIDATED BALANCE SHEET
                          (in thousands, except unit data)

                                December 31, 2001


Assets
   Cash and cash equivalents                                                 $ 1,399
   Receivables and deposits                                                    1,615
   Restricted escrows                                                            546
   Other assets                                                                1,792
   Investment properties (Notes B and E):
      Land                                                    $  7,598
      Buildings and related personal property                   82,487
                                                                90,085
      Less accumulated depreciation                            (59,818)       30,267
                                                                            $ 35,619

Liabilities and Partners' Capital (Deficit)
Liabilities
   Accounts payable                                                         $   428
   Tenant security deposit liabilities                                          758
   Accrued property taxes                                                       490
   Other liabilities                                                            419
   Mortgage notes payable (Notes B and E)                                    58,957

Partners' Capital (Deficit)
   General partners                                           $     25
   Limited partners (44,718 units issued and
      outstanding)                                             (25,458)      (25,433)
                                                                            $ 35,619

           See Accompanying Notes to Consolidated Financial Statements


                              ANGELES PARTNERS XII

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except per unit data)

                                                                Years Ended
                                                               December 31,
                                                              2001        2000
Revenues:
   Rental income                                           $ 18,450     $ 19,407
   Other income                                               1,485        1,573
   Casualty gains (Note G)                                       81        1,053
   Gain on sale of investment
     properties (Note H)                                     13,118           --
      Total revenues                                         33,134       22,033
Expenses:
   Operating                                                  6,594        6,844
   General and administrative                                   760          771
   Depreciation                                               5,228        5,338
   Interest                                                   4,464        4,780
   Property taxes                                             2,412        2,037
      Total expenses                                         19,458       19,770

Income before extraordinary item                             13,676        2,263
Extraordinary loss on early extinguishment of debt
   (Notes B and H)                                           (1,744)          --
Net income                                                 $ 11,932     $  2,263

Net income allocated to general partners                   $    575     $     23
Net income allocated to limited partners                     11,357        2,240
                                                           $ 11,932     $  2,263
Net income per limited partnership unit:
    Income before extraordinary item                       $ 292.59     $  50.09
    Extraordinary item                                       (38.62)          --
                                                           $ 253.97     $  50.09

Distributions per limited partnership unit                 $ 410.06     $  86.97

           See Accompanying Notes to Consolidated Financial Statements


                              ANGELES PARTNERS XII

          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                          (in thousands, except unit data)



                                         Limited
                                       Partnership    General      Limited
                                          Units       Partners    Partners       Total

Original capital contributions            44,773     $      1     $ 44,773      $ 44,774

Partners' capital (deficit)
   at December 31, 1999                   44,718     $    111     $(16,829)     $(16,718)

Net income for the year ended
   December 31, 2000                          --           23        2,240         2,263

Distributions to Partners                     --          (39)      (3,889)       (3,928)

Partners' capital (deficit) at
   December 31, 2000                      44,718           95      (18,478)      (18,383)

Net income for the year
   ended December 31, 2001                    --          575       11,357        11,932

Distributions to Partners                     --         (645)     (18,337)      (18,982)

Partners' capital (deficit)
   at December 31, 2001                   44,718     $     25     $(25,458)     $(25,433)


           See Accompanying Notes to Consolidated Financial Statements


                              ANGELES PARTNERS XII

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in thousands)

                                                                      Year Ended
                                                                    December 31,
                                                                  2001        2000
Cash flows from operating activities:
  Net income                                                    $ 11,932     $  2,263
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                    5,228        5,338
   Amortization of discounts and loan costs                          267          276
   Extraordinary loss on early extinguishment of debt              1,744           --
   Gain on sale of investment properties                         (13,118)          --
   Casualty gains                                                    (81)      (1,053)
   Bad debt                                                          299          144
   Change in accounts:
      Receivables and deposits                                      (681)         410
      Other assets                                                   (32)         (73)
      Accounts payable                                              (460)           1
      Tenant security deposit liabilities                           (175)          38
      Accrued property taxes                                        (332)          33
      Other liabilities                                             (389)         201
       Net cash provided by operating activities                   4,202        7,578
Cash flows from investing activities:
  Property improvements and replacements                          (4,022)      (6,439)
  Net receipts from (deposits to) restricted escrows                  45         (268)
  Net insurance proceeds related to casualty gain                     94        1,023
  Net proceeds from sale of investment properties                 14,932           --
  Distributions from joint venture                                    --            4
       Net cash provided by (used in) investing activities        11,049       (5,680)
Cash flows from financing activities:
  Payments on mortgage notes payable                                (859)        (869)
  Repayment of mortgage notes payable                            (25,040)          --
  Distributions to partners                                      (18,982)      (4,048)
  Proceeds from refinancings                                      29,250           --
  Prepayment penalties                                              (753)          --
  Advances from affiliate                                            675           --
  Repayment of advances from affiliate                              (675)          --
  Loan costs                                                      (1,340)          --

       Net cash used in financing activities                     (17,724)      (4,917)

Net decrease in cash and cash equivalents                         (2,473)      (3,019)

Cash and cash equivalents at beginning of period                   3,872        6,891

Cash and cash equivalents at end of period                      $  1,399      $ 3,872

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $  4,245      $ 4,528
Supplemental disclosure of non-cash flow information:
  Property improvements and replacements included
   in accounts payable                                          $    157       $ 255

Included in distributions paid to partners during the year ended December 31, 2000, are approximately $120,000 of distributions which were accrued at December
31, 1999.



           See Accompanying Notes to Consolidated Financial Statements


                              ANGELES PARTNERS XII
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001


Note A - Organization and Significant Accounting Policies

Organization: Angeles Partners XII (the "Partnership" or "Registrant") is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act pursuant to the amended Certificate and Agreement of Limited
Partnership (herein referred to as the "Agreement") dated May 26, 1983. The Partnership's Managing General Partner is Angeles Realty Corporation II ("ARC II" or the "Managing General Partner"), a California corporation. ARC II was a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which was an affiliate of Insignia Financial Group, Inc. ("Insignia"). Effective February 26, 1999, IPT was merged into Apartment Investment and Management Company ("AIMCO"). Thus the Managing General Partner is now a wholly-owned subsidiary of AIMCO. The Elliott Accommodation Trust and the Elliott Family Partnership, a California limited partnership, were the Non-Managing General Partners. Effective December 31, 1997, the Elliott Family Partnership, Ltd. acquired the Elliott Accommodation Trust's general partner interest in the Registrant. On June 30, 2000, Elliott Family Partnership sold its remaining interest to AIMCO Properties LP, a wholly owned subsidiary of AIMCO. The Managing General Partner and the Non-Managing General Partner are herein collectively referred to as the "General Partners". The Partnership Agreement provides that the Partnership is to terminate on December 31, 2035, unless terminated prior to such date. As of December 31, 2001, the Partnership operates six residential properties in or near major urban areas in the United States.

Principles of Consolidation: The consolidated financial statements of the Partnership include its 99.99% limited partnership interest in Pickwick Place AP XII LP. Because the Partnership may remove the General Partner of Pickwick Place AP XII LP, this partnership is controlled and consolidated by the Partnership. The consolidated financial statements also include the Partnership's interests in AP XII Associate GP, LLC, Hunters Glen Phase I GP, LLC and Hunters Glen Phase V GP, LLC, single member limited liability corporations, which are wholly-owned by the Registrant. All significant inter-entity balances have been eliminated. Minority interest is immaterial and not shown separately in the consolidated financial statements.

Allocation of Profits, Gains, Losses and Distributions: The Partnership will allocate all profits, losses and distributions related to the operations of its investment properties 1% to the General Partners and 99% to the Limited Partners. All profits, losses and distributions related to the sales and/or refinancing of its investment properties will be allocated in accordance with the Agreement.

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

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents: Cash and cash equivalents includes cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $1,335,000 at December 31, 2001 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Loan Costs: Loan costs of approximately $2,343,000 are included in other assets and are being amortized over the lives of the related loans. Accumulated amortization is approximately $788,000 at December 31, 2001, and is also included in other assets.

Restricted escrows:

      Capital Reserves - At the time of the refinancing of the mortgages encumbering Hunter's Glen Apartments V and Hunter's Glen Apartments VI on December 20, 2001, a replacement reserve in the amount of $116,000 was established to fund certain capital improvements at the properties. The balance in this escrow account is approximately $116,000 at December 31, 2001.

      Replacement Reserve - In conjunction with the refinancing of the mortgage encumbering Pickwick Place Apartments on April 17, 1995, a replacement reserve was established to fund certain nonrecurring costs for interior and exterior capital improvements at the property. The balance in this escrow account is approximately $27,000 at December 31, 2001.

      General Reserve - In addition to the Capital Improvement and Replacement Reserve Escrows, General Escrow Accounts of approximately $711,000 were established in conjunction with the refinancings of Hunters Glen IV, Chambers Ridge, and Twin Lake Towers Apartments. These funds were established to make necessary repairs and replacements of existing improvements, debt service, out-of-pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. The Partnership is required to deposit net operating income (as defined in the mortgage note) from the refinanced properties to the General Escrow Accounts until the reserve account equals a minimum of $200 or a maximum of $400 per apartment unit or $265,000 to $529,000. The balance in the General Reserve Account at December 31, 2001, is approximately $403,000.

Investment Properties: Investment properties consist of six apartment complexes which are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. For the years ended December 31, 2001 and 2000, no adjustments for impairment of value were recorded. See "Recent Accounting Pronouncements" below.

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

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying value.

Advertising Costs: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $184,000 and $194,000 for the years ended December 31, 2001 and 2000, respectively, are included in operating expense.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Managing General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.

Note B - Mortgage Notes Payable

The principal terms of mortgage notes payable are as follows:


                           Principal     Monthly                             Principal
                          Balance At     Payment     Standard                 Balance
                         December 31,   Including    Interest   Maturity       Due At
        Property             2001        Interest      Rate       Date        Maturity
                        (in thousands)                                     (in thousands)

Chambers Ridge Apts
  1st mortgage              $ 5,036        $ 41       7.83%      10/2003    $ 4,849
  2nd mortgage                  174           1       7.83%      10/2003        174
Hunters Glen Apts IV
  1st mortgage                7,987          65       8.43%      10/2003      7,787
Hunters Glen Apts V
  1st mortgage               14,332         112       7.14%      01/2022         --
Hunters Glen Apts VI
  1st mortgage               14,918         117       7.14%      01/2022         --
Pickwick Place Apts
  1st mortgage                6,138          54       9.10%      05/2005      5,775
Twin Lake Towers Apts
  1st mortgage               10,160          83       7.83%      10/2003      9,782
  2nd mortgage                  352           2       7.83%      10/2003        352
                             59,097
Less unamortized
  discounts                    (140)
                            $58,957        $475                             $28,719

On December 20, 2001, the Partnership refinanced the mortgages encumbering Hunters Glen Apartments V. The refinancing replaced first and second mortgage indebtedness of approximately $8,511,000 with a new mortgage in the amount of $14,332,000. The new mortgage carries a stated interest rate of 7.14%. The interest rate on the old mortgages was 7.83%. Principal and interest payments on the mortgage loan are due monthly until the mortgage matures in January 2022 at which time it is scheduled to be fully amortized. Total capitalized loan costs were approximately $657,000. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $488,000 as a result of prepayment penalties of approximately $369,000 and unamortized loan costs and debt discount being written off.

On December 20, 2001, the Partnership refinanced the mortgages encumbering Hunters Glen Apartments VI. The refinancing replaced first and second mortgage indebtedness of approximately $8,858,000 with a new mortgage in the amount of $14,918,000. The new mortgage carries a stated interest rate of 7.14%. The interest rate on the old mortgages was 7.83%. Principal and interest payments on the mortgage loan are due monthly until the mortgage matures in January 2022 at which time it is scheduled to be fully amortized. Total capitalized loan costs were approximately $683,000. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $508,000 as a result of prepayment penalties of approximately $384,000 and unamortized loan costs and debt discount being written off.

The mortgage notes payable are nonrecourse and are secured by pledge of the Partnership's investment properties and by pledge of revenues from the respective investment properties. Certain of the notes impose prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 2001, are as follows (in thousands):

                                2002           $ 1,147
                                2003            24,123
                                2004               901
                                2005             6,659
                                2006               904
                             Thereafter         25,363
                                               $59,097

Note C - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, taxable income or loss of the Partnership is reported in the income tax returns of its partners and no provision for income taxes is made in the financial statements of the Partnership.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

                                               2001        2000

Net income as reported                      $ 11,932      $ 2,263
Add (deduct):
  Depreciation differences                       310          (88)
   Gain on disposition of investment
    property                                    (109)          --
  Unearned income                               (117)           2
  Discounts on mortgage notes payable             (3)         (27)
  Casualty                                       (81)      (1,212)
  Other                                          (19)          73
Federal taxable income                      $ 11,913      $ 1,011
Federal taxable income
  per limited partnership unit              $ 251.32      $ 22.39

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

Net liabilities                          $(25,433)
Land and buildings                          6,764
Accumulated depreciation                   (9,123)
Syndication and distribution costs          6,093
Other                                         213

Net liabilities - Federal tax basis      $(21,486)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following expenses owed to the Managing General Partner and affiliates for the years ended December 31, 2001 and 2000 were paid or accrued:

                                                               2001      2000
                                                               (in thousands)

Property management fees (included in operating expense)      $1,063    $1,041

Reimbursement for services of affiliates (included in
 general and administrative expenses and investment
 property)                                                     1,331       774
Sales commissions (included in general partner
 distributions)                                                  460        --
Refinancing commissions (included in other assets)               293        --

Affiliates of the Managing General Partner, were entitled to receive 5% of gross receipts from all of the Registrant's residential properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $1,063,000 and $1,041,000 for the years ended December 31, 2001 and 2000, respectively.

The Partnership Agreement provides for a fee equal to 7.5% of "net cash flow from operations", as defined in the Partnership Agreement to be paid to the Managing General Partner for executive and administrative management services. The Managing General Partner was not entitled to this fee for the years ended December 31, 2001 and 2000.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $1,331,000 and $774,000 for the years ended December 31, 2001 and 2000, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $769,000 and $206,000 for the years ended December 31, 2001 and 2000, respectively. The construction management service fees are calculated based on a percentage of current and certain prior year additions to investment properties and are being depreciated over 15 years.

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner advanced the Partnership $675,000 during the year ended December 31, 2001. Of this amount, $600,000 was to fund pre-closing deposits for the mortgage refinancing of Hunters Glen Apartments V and VI, $60,000 was to fund operating expenses at Pickwick Place Apartments and $15,000 was to fund operating expenses at Twin Lake Towers Apartments. All of these advances were repaid during the year ended December 31, 2001. Interest was charged at the prime rate plus 2% and amounted to less than $1,000. There were no loans from the Managing General Partner or associated interest expense during the year ended December 31, 2000.

Pursuant to the Partnership Agreement, the Managing General Partner is entitled to receive a distribution equal to 3% of the aggregate disposition price of sold properties. The Partnership paid a distribution of $186,000 to the Managing General Partner related to the sale of Cooper Point Plaza in 1999. During 2001, the Partnership paid a distribution of approximately $85,000 and $375,000 related to the sales of Briarwood and Gateway Gardens Apartments, respectively. These distributions are subordinate to the limited partners receiving their original capital contributions plus a cumulative preferred return of 6% per annum of their adjusted capital investment, as defined in the Partnership Agreement. If the limited partners have not received these returns when the Partnership terminates, the Managing General Partner will return this amount to the Partnership.

In addition, pursuant to the Partnership Agreement, the Managing General Partner is entitled to a fee equal to 1% of the gross proceeds of a refinancing of an investment property. During the year ended December 31, 2001, the Partnership paid approximately $293,000 in such fees related to the refinancings of Hunters Glen V and VI Apartments. Such fees were capitalized as loan costs, are included in other assets and are being amortized over the life of the related loans.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $141,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 30,390 limited partnership units (the "Units") in the Partnership representing 67.96% of the outstanding Units at December 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 67.96% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

Note E - Investment Properties and Accumulated Depreciation


                                               Initial Cost
                                              To Partnership
                                              (in thousands)

                                                      Buildings         Cost
                                                     and Related    Capitalized
                                                      Personal       Subsequent
       Description         Encumbrances     Land      Property     to Acquisition
                         (in thousands)                            (in thousands)
Investment Properties
Chambers Ridge Apts          $ 5,210     $  527        $ 7,823       $ 5,405
Hunters Glen Apts IV           7,987      1,552          8,324         3,113
Hunters Glen Apts V           14,332      1,820          9,759         3,519
Hunters Glen Apts VI          14,918      1,981         10,620         3,684
Pickwick Place Apts            6,138        603          6,552         4,654
Twin Lake Towers Apts         10,512      1,115         12,806         6,228
  Totals                     $59,097     $7,598        $55,884       $26,603



                              Gross Amount At Which
                                    Carried
                             At December 31, 2001
                                (in thousands)

                                  Buildings
                                     And
                                   Related
                                   Personal             Accumulated      Date    Depreciable
       Description         Land    Property    Total    Depreciation   Acquired   Life-Years
                                                      (in thousands)
Chambers Ridge Apts       $  527   $13,228   $13,755     $ 9,023       07/26/84     10-20
Hunters Glen Apt IV        1,552    11,437    12,989       8,579       01/31/85     10-40
Hunters Glen Apt V         1,820    13,278    15,098       9,953       01/31/85     10-40
Hunters Glen Apt VI        1,981    14,304    16,285      10,773       01/31/85     10-40
Pickwick Place Apts          603    11,206    11,809       7,512       05/11/84     10-20
Twin Lake Towers Apts      1,115    19,034    20,149      13,978       03/30/84     10-20
  Totals                  $7,598   $82,487   $90,085     $59,818

The depreciable lives included above are for the building and components. The depreciable lives for related personal property are for 5 to 7 years.

Reconciliation of "Investment Properties and Accumulated Depreciation":

                                                Years Ended December 31,
                                                  2001            2000
                                                     (in thousands)

Investment Properties

Balance at beginning of year                   $ 96,516         $ 91,021
    Property improvements                         3,924            5,570
    Dispositions of assets                      (10,355)             (75)

Balance at end of year                         $ 90,085         $ 96,516

Accumulated Depreciation

Balance at beginning of year                   $ 62,568         $ 57,288
    Additions charged to expense                  5,228            5,338
    Dispositions of assets                       (7,978)             (58)

Balance at end of year                         $ 59,818         $ 62,568

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2001 and 2000, is approximately $96,849,000 and $103,908,000, respectively. The accumulated depreciation for Federal income tax purposes as of December 31, 2001 and 2000, is approximately $68,941,000 and $72,351,000, respectively.

Note G - Casualties

During the year ended December 31, 2001, a net casualty gain of approximately $81,000 was recorded at Hunters Glen V Apartments. The casualty gain related to two separate fires, which destroyed a total of seven units during May 2000. The gain was the result of the receipt of insurance proceeds of approximately $94,000, net of the write off of undepreciated fixed assets of approximately $13,000.

During the year ended December 31, 2000, a net casualty gain of approximately $506,000 was recorded at Pickwick Place Apartments. The casualty gain related to a fire that destroyed the indoor tennis courts and a nearby maintenance shed in August 1999. The gain was a result of insurance proceeds of approximately $506,000. The destroyed assets were fully depreciated.

During the year ended December 31, 2000, a net casualty gain of approximately $547,000 was recorded related to Southpointe Apartments (sold by the Partnership during 1999). The casualty gain related to a fire at the property in October 1998. The gain was a result of insurance proceeds received of approximately $517,000 and the $30,000 reduction in a liability previously accrued to a vendor. The destroyed property was written-off in 1999.

Note H - Disposition of Investment Properties

On May 11, 2001, the Partnership sold Gateway Gardens Apartments to an unrelated third party, for net proceeds of approximately $12,208,000 after payment of closing costs and a prepayment penalty owed by the Partnership and paid by the buyer. The Partnership realized a gain of approximately $10,813,000 as a result of the sale. The Partnership used approximately $6,146,000 of the net proceeds to repay the mortgages encumbering the property. In addition, the Partnership recorded an extraordinary loss on early extinguishment of debt of approximately $596,000 as a result of prepayment penalties of approximately $485,000 and unamortized loan costs and debt discount being written off.

On May 11, 2001, the Partnership sold Briarwood Apartments to an unrelated third party, for net proceeds of approximately $2,724,000 after payment of closing costs and a prepayment penalty owed by the Partnership and paid by the buyer. The Partnership realized a gain of approximately $2,305,000 as a result of the sale. The Partnership used approximately $1,525,000 of the net proceeds to repay the mortgages encumbering the property. In addition, the Partnership recorded an extraordinary loss on early extinguishment of debt of approximately $152,000 as a result of prepayment penalties of approximately $120,000 and unamortized loan costs and debt discount being written off.

Note I - Distributions

During the year ended December 31, 2001, the Partnership declared and paid distributions of approximately $4,028,000 (approximately $3,988,000 paid to limited partners or $89.18 per limited partnership unit) from operations, approximately $6,254,000 (approximately $5,736,000 to the limited partners or $128.27 per limited partnership unit) from the net proceeds of the sales of Gateway Gardens and Briarwood Apartments and approximately $8,700,000 (approximately $8,613,000 to the limited partners or $192.61 per limited partnership unit) from the refinancing proceeds of Hunters Glen Apartments V and
VI. During the year ended December 31, 2000, the Partnership paid distributions from operations of approximately $3,928,000 (approximately $3,889,000 to the limited partners or $86.97 per limited partnership unit). In addition, the Partnership paid a distribution of approximately $120,000 (approximately $119,000 to the limited partners or $2.66 per limited partnership unit) relating to a distribution from operations declared but unpaid at December 31, 1999.

Note J - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants intend to oppose the motion and are scheduled to file their opposition brief on March 26, 2002. A hearing on the motion has been scheduled for April 29, 2002. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action.

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

The names of the directors and executive officers of ARC II, their ages and the nature of all positions with ARC II presently held by them are as follows:

Name                        Age    Position

Patrick J. Foye              44    Executive Vice President and Director
Martha L. Long               42    Senior Vice President and Controller

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

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of
Section 15(d) of such Act. Further, one or more of the above persons are also directors and/or officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

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

The executive officers and director of the Managing General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with accounting principles generally accepted in the United States, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under auditing standards generally accepted in the United States. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the Managing General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Managing General Partner has approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2001 for filing with the Securities and Exchange Commission.

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were audit services of approximately $96,000 and non-audit services (principally tax-related) of approximately $50,000.

Item 10. Executive Compensation

None of the directors and officers of the Managing General Partner received any remuneration from the Registrant.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partner Units of the Registrant as of December 31, 2001.

Entity                                  Number of Units      Percentages

Cooper River Properties LLC
(an affiliate of AIMCO)                       4,607            10.30%
Broad River Properties
(an affiliate of AIMCO)                       8,002            17.89%
Insignia Properties, LP
(an affiliate of AIMCO)                       1,824             4.08%
AIMCO Properties, LP
(an affiliate of AIMCO)                      15,957            35.69%

Cooper River Properties, LLC, Broad River Properties and Insignia Properties LP are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, SC 29602.

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

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following expenses owed to the Managing General Partner and affiliates for the years ended December 31, 2001 and 2000 were paid or accrued:

                                                               2001      2000
                                                               (in thousands)

Property management fees                                      $1,063    $1,041

Reimbursement for services of affiliates                       1,331       774
Sales commissions                                                460        --
Refinancing commissions                                          293        --

Affiliates of the Managing General Partner, were entitled to receive 5% of gross receipts from all of the Registrant's residential properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $1,063,000 and $1,041,000 for the years ended December 31, 2001 and 2000, respectively.

The Partnership Agreement provides for a fee equal to 7.5% of "net cash flow from operations", as defined in the Partnership Agreement to be paid to the Managing General Partner for executive and administrative management services. The Managing General Partner was not entitled to this fee for the years ended December 31, 2001 and 2000.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $1,331,000 and $774,000 for the years ended December 31, 2001 and 2000, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $769,000 and $206,000 for the years ended December 31, 2001 and 2000, respectively. The construction management service fees are calculated based on a percentage of current and certain prior year additions to investment properties and are being depreciated over 15 years.

In accordance with the Partnership Agreement, an affiliate of the Corporate General Partner advanced the Partnership $675,000 during the year ended December 31, 2001. Of this amount, $600,000 was to fund pre-closing deposits for the mortgage refinancing of Hunters Glen Apartments V and VI, $60,000 was to fund operating expenses at Pickwick Place Apartments and $15,000 was to fund operating expenses at Twin Lake Towers Apartments. All of these advances were repaid during the year ended December 31, 2001. Interest was charged at the prime rate plus 2% and amounted to less than $1,000. There were no loans from the Managing General Partner or associated interest expense during the year ended December 31, 2000.

Pursuant to the Partnership Agreement, the Managing General Partner is entitled to receive a distribution equal to 3% of the aggregate disposition price of sold properties. The Partnership paid a distribution of $186,000 to the Managing General Partner related to the sale of Cooper Point Plaza in 1999. During 2001, the Partnership paid a distribution of approximately $85,000 and $375,000 related to the sales of Briarwood and Gateway Gardens Apartments, respectively. These distributions are subordinate to the limited partners receiving their original capital contributions plus a cumulative preferred return of 6% per annum of their adjusted capital investment, as defined in the Partnership Agreement. If the limited partners have not received these returns when the Partnership terminates, the Managing General Partner will return this amount to the Partnership.

In addition, pursuant to the Partnership Agreement, the Managing General Partner is entitled to a fee equal to 1% of the gross proceeds of a refinancing of an investment property. During the year ended December 31, 2001, the Partnership paid approximately $293,000 in such fees related to the refinancings of Hunters Glen V and VI Apartments. Such fees were capitalized as loan costs, are included in other assets and are being amortized over the life of the related loans.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $141,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 30,390 limited partnership units (the "Units") in the Partnership representing 67.96% of the outstanding Units at December 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 67.96% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.


                                     PART IV


Item 13. Exhibits and Reports on Form 8-K

(a)   Exhibits:

               Exhibit 10.16(g), Multifamily Note secured by a Mortgage or Deed of Trust dated December 20, 2001, between Hunters Glen AP XII Limited Partnership and GMAC Commercial Mortgage, relating to Hunters Glen Apartments V & VI, filed herein.

         (b)   Reports on Form 8-K filed during the fourth quarter of 2001:

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


                                 Date:  March 22, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.

/s/Patrick J. Foye        Executive Vice President    Date:March 22, 2002
Patrick J. Foye           and Director


/s/Martha L. Long         Senior Vice President       Date:March 22, 2002
Martha L. Long            and Controller

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

             (g) Multifamily Note secured by a Mortgage or Deed of Trust dated December 20, 2001, between Hunters Glen AP XII Limited Partnership and GMAC Commercial Mortgage, relating to Hunters Glen Apartments V & VI, as filed herein.

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

      10.20 Purchase and Sale Agreement dated April 6, 2001, between Timberland Partners Management Company, a Minnesota corporation, and Angeles Partners XII, a South Carolina limited partnership, for the sale of Briarwood Apartments filed with Form 10-QSB for the six months ended June 30, 2001.

      10.21 Purchase and Sale Agreement dated April 6, 2001, between Timberland Partners Management Company, a Minnesota corporation, and Angeles Partners XII, a South Carolina limited partnership, for the sale of Gateway Gardens Apartments filed with Form 10-QSB for the six months ended June 30, 2001.

      16.1 Letter from the Registrant's former independent accountant regarding its concurrence with the statements made by the Registrant, is incorporated by reference to the Exhibit filed with Form 8-K dated September 1, 1993.