Form 10QSB
period 2002-03-31
ANGELES PARTNERS XII
filed 2002-05-14
CIK 720392

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

                   For the quarterly period ended March 31, 2002


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
                          (in thousands, except unit data)

                                 March 31, 2002



Assets
   Cash and cash equivalents                                                $  2,498
   Receivables and deposits                                                    1,004
   Restricted escrows                                                            540
   Other assets                                                                2,121
   Investment properties:
      Land                                                    $  7,598
      Buildings and related personal property                   82,882
                                                                90,480
      Less accumulated depreciation                            (61,166)      29,314
                                                                            $35,477

Liabilities and Partners' Capital (Deficit)
Liabilities
   Accounts payable                                                          $  257
   Tenant security deposit liabilities                                           760
   Accrued property taxes                                                        619
   Other liabilities                                                             562
   Mortgage notes payable                                                     58,731

Partners' Capital (Deficit)
   General partners                                              $ 25
   Limited partners (44,718 units issued and
      outstanding)                                             (25,477)     (25,452)
                                                                           $ 35,477


            See Accompanying Notes to Consolidated Financial Statements

b)

                              ANGELES PARTNERS XII
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except per unit data)






                                                            Three Months Ended
                                                                March 31,
                                                            2002         2001
                                                                      (Restated)
Revenues:
   Rental income                                         $ 4,252     $ 4,346
   Other income                                              495         375
   Casualty gain (Note C)                                     --          62
      Total revenues                                       4,747       4,783

Expenses:
   Operating                                               1,578       1,614
   General and administrative                                210         204
   Depreciation                                            1,348       1,222
   Interest                                                1,151       1,028
   Property taxes                                            479         689
      Total expenses                                       4,766       4,757

(Loss) income from continuing operations                     (19)         26
Income from discontinued operations (Note A)                  --          62
Net (loss) income                                        $   (19)    $    88

Net (loss) income allocated to general partners (1%)     $    --     $     1
Net (loss) income allocated to limited partners (99%)        (19)         87
                                                         $   (19)    $    88
Per limited partnership unit:
  (Loss) income from continuing operations               $ (0.42)    $  0.58
  (Loss) income from discontinued operations                  --        1.37
Net (loss) income                                        $ (0.42)    $  1.95

Distributions per limited partnership unit               $    --     $ 38.73


            See Accompanying Notes to Consolidated Financial Statements

c)

                              ANGELES PARTNERS XII
          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)
                          (in thousands, except unit data)



                                       Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners       Total

Original capital contributions         44,773       $     1      $ 44,773     $ 44,774

Partners' capital (deficit) at
   December 31, 2001                   44,718       $    25      $(25,458)    $(25,433)

Net loss for the three months
   Ended March 31, 2002                    --            --           (19)         (19)

Partners' capital (deficit)
   at March 31, 2002                   44,718       $    25      $(25,477)    $(25,452)


            See Accompanying Notes to Consolidated Financial Statements

d)
                              ANGELES PARTNERS XII
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)

                                                                 Three Months Ended
                                                                       March 31,
                                                                  2002        2001
Cash flows from operating activities:
  Net (loss) income                                             $    (19)    $     88
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
     Depreciation                                                  1,348        1,375
     Amortization of discounts and loan costs                         47           68
     Casualty gain                                                    --          (62)
     Change in accounts:
      Receivables and deposits                                       430         (131)
      Other assets                                                  (365)        (278)
      Accounts payable                                               (14)        (312)
      Tenant security deposit liabilities                              2           36
      Accrued property taxes                                         129          314
      Other liabilities                                              143          231
        Net cash provided by operating activities                  1,701        1,329

Cash flows from investing activities:
  Property improvements and replacements                            (552)      (1,171)
  Insurance proceeds received                                         --           75
  Net receipts from restricted escrows                               187           50
        Net cash used in investing activities                       (365)      (1,046)

Cash flows from financing activities:
  Payments on mortgage notes payable                                (237)        (225)
  Distributions to partners                                           --       (1,750)
        Net cash used in financing activities                       (237)      (1,975)

Net increase (decrease) in cash and cash equivalents               1,099      (1,692)

Cash and cash equivalents at beginning of period                   1,399       3,872

Cash and cash equivalents at end of period                      $ 2,498      $ 2,180

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 964       $ 1,124

At December 31,  2001,  accounts  payable  included  approximately  $157,000 for
property   improvements  and  replacements,   which  are  included  in  property
improvements and replacements for the three months ended March 31, 2002.


            See Accompanying Notes to Consolidated Financial Statements

e)

                              ANGELES PARTNERS XII
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Partners XII (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying consolidated statements of operations have been restated as of January 1, 2001 to reflect the operations of Gateway Gardens and Briarwood Apartments as income from discontinued operations. The Partnership recognized income from discontinued operations of approximately $62,000 on revenues of approximately $767,000 during the three months ended March 31, 2001.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $231,000 and $269,000 for the three months ended March 31, 2002 and 2001, respectively, which is included in operating expenses and income from discontinued operations.

The Partnership Agreement provides for a fee equal to 7.5% of "net cash flow from operations", as defined in the Partnership Agreement to be paid to the Managing General Partner for executive and administrative management services. The Partnership expensed approximately $68,000 during the three months ended March 31, 2002 and is included in other liabilities. No such fee was earned during the three months ended March 31, 2001.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $141,000 and $173,000 for the three months ended March 31, 2002 and 2001, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $36,000 and $37,000 for the three months ended March 31, 2002 and 2001, respectively. The construction management service fees are calculated based on a percentage of certain additions to investment properties.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the three months ended March 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $207,000 and $141,000, respectively, for insurance coverage and fees associated with policy claims administration.

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

Note D - Disposition of Investment Properties

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court heard argument on the motion and ordered further briefing after which time the matter will be taken under submission. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint.

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

The Partnership's investment properties consist of six apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2002 and 2001:

                                                   Average Occupancy
      Property                                      2002       2001

      Hunters Glen - IV Apartments (1)              94%        97%
        Plainsboro, New Jersey
      Hunters Glen - V Apartments                   93%        95%
        Plainsboro, New Jersey
      Hunters Glen - VI Apartments (1)              95%        98%
        Plainsboro, New Jersey
      Chambers Ridge Apartments (2)                 92%        96%
        Harrisburg, Pennsylvania
      Twin Lake Towers Apartments                   92%        93%
        Westmont, Illinois
      Pickwick Place Apartments (3)                 86%        91%
        Indianapolis, Indiana

   (1) The Managing General Partner attributes the decrease in occupancy at Hunters Glen Apartments IV and VI to the slow down in the economy and layoffs in the market area.

   (2) The Managing General Partner attributes the decrease in occupancy at Chambers Ridge Apartments to the purchase of new homes by tenants due to lower interest rates.

   (3) The Managing General Partner attributes the decrease in occupancy at Pickwick Place Apartments to the evictions of undesirable tenants.

Results from Operations

The Partnership's recognized a net loss for the three months ended March 31, 2002 of approximately $19,000 compared to net income of approximately $88,000 for the corresponding period in 2001. The decrease in net income is primarily due to the sale of Gateway Gardens and Briarwood Apartments in May 2001 and the recognition of a casualty gain in 2001. Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying consolidated statements of operations have been restated as of January 1, 2001 to reflect the operations of Gateway Gardens and Briarwood Apartments as income from discontinued operations. The Partnership recognized income from discontinued operations of approximately $62,000 on revenues of approximately $767,000 during the three months ended March 31, 2001.

During the three months ended March 31, 2001, a net casualty gain of approximately $62,000 was recorded at Hunters Glen V Apartments. The casualty gain related to two separate fires which destroyed a total of seven units during May 2000. The gain was a result of insurance proceeds of approximately $75,000, net of the write off of net fixed assets of approximately $13,000.

The Partnership recognized a loss from continuing operations of approximately $19,000 for the three months ended March 31, 2002, compared to income from continuing operations of approximately $26,000 for the three months ended March 31, 2001. The decrease in income from continuing operations is due to a slight increase in total expenses and a decrease in total revenues. The increase in total expenses was primarily the result of an increase in depreciation, general and administrative and interest expenses offset by a decrease in operating and property tax expenses. Operating expenses decreased due to a decrease in salaries and related benefits at Hunters Glen IV, V and VI and Chambers Ridge Apartments and decreased maintenance expenses at Twin Lake Towers partially offset by increased insurance expense at all properties. Property tax expense decreased due to an increase in the assessed values of Hunter's Glen IV, V and VI Apartments during 2001, a portion of which related to 2000 assessed tax. Depreciation expense increased due to property improvements and replacements placed in service at the properties during the past twelve months. Interest expense increased due to the refinancing of mortgages at Hunters Glen V Apartments and Hunters Glen VI Apartments in December 2001, which resulted in a higher average debt balance during 2002. See "Liquidity and Capital Resources" for further information.

General and administrative expenses increased due to an increase in Partnership management fees offset by a decrease in the cost of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement and legal fees associated with managing the Partnership as a result of an increase in cash flows which are used to calculate the fee pursuant to the Partnership Agreement. Also included in general and administrative expense are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The decrease in total revenues is due to the recognition of a casualty gain at Hunters Glen V Apartments (see above) in 2001 and a decrease in rental revenues offset by an increase in other income. Rental income decreased due to decreases in occupancy at all investment properties, offset by a slight increases in rental rates at all investment properties except Pickwick Place Apartments. Other income increased due to an increase in utility reimbursements mainly water and sewer at several of the properties due to submetering projects completed in the latter part of 2001.

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

Liquidity and Capital Resources

At March 31, 2002, the Partnership had cash and cash equivalents of approximately $2,498,000 compared to approximately $2,180,000 at March 31, 2001. Cash and cash equivalents increased approximately $1,099,000 since December 31, 2001 due to approximately $1,701,000 of cash provided by operating activities, partially offset by approximately $237,000 and $365,000 of cash used in financing and investing activities, respectively. Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Registrant's properties. Cash used in investing activities consisted of property improvements and replacements partially offset by net receipts from restricted escrows maintained by the mortgage lenders. The Registrant invests its working capital reserves in interest bearing accounts.

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

Hunters Glen Apartments IV

For 2002, the Partnership has budgeted approximately $96,000 in capital improvements at Hunters Glen IV Apartments consisting primarily of floor covering and appliance replacements and parking lot resurfacing. During the three months ended March 31, 2002, the Partnership spent approximately $95,000 in capital improvements consisting primarily of clubhouse renovations, air conditioning and plumbing upgrades and floor covering replacements. These improvements were funded from operating cash flow.

Hunters Glen Apartments V

For 2002, the Partnership has budgeted approximately $133,000 in capital improvements at Hunters Glen V Apartments consisting primarily of floor covering and appliance replacements, electrical upgrades, parking lot resurfacing and light fixture replacement. During the three months ended March 31, 2002, the Partnership spent approximately $72,000 in capital improvements consisting primarily of clubhouse renovations and light fixture replacements. These improvements were funded from operating cash flow.

Hunters Glen Apartments VI

For 2002, the Partnership has budgeted approximately $119,000 in capital improvements at Hunters Glen VI Apartments consisting primarily of floor covering and appliance replacements, electrical upgrades, and parking lot resurfacing. During the three months ended March 31, 2002, the Partnership spent approximately $104,000 in capital improvements consisting primarily of floor covering replacements, clubhouse renovations, light fixture replacements, and air conditioning upgrades. These improvements were funded from operating cash flow.

Chambers Ridge Apartments

For 2002, the Partnership has budgeted approximately $215,000 in capital improvements at Chambers Ridge Apartments consisting primarily of a new fire suppression system and floor covering and appliance replacements. During the three months ended March 31, 2002, the Partnership spent approximately $41,000 in capital improvements consisting primarily of floor covering replacements and major landscaping. These improvements were funded from operating cash flow and replacement reserves.

Twin Lake Towers Apartments

For 2002, the Partnership has budgeted approximately $133,000 in capital improvements at Twin Lake Towers Apartments consisting primarily of floor covering and appliance replacements and heating and air conditioning upgrades. During the three months ended March 31, 2002, the Partnership spent approximately $47,000 in capital improvements consisting primarily of floor covering and furniture and fixture replacements. These improvements were funded from operating cash flow.

Pickwick Place Apartments

For 2002, the Partnership has budgeted approximately $118,000 in capital improvements at Pickwick Place Apartments consisting primarily of floor covering and appliance replacements. During the three months ended March 31, 2002, the Partnership spent approximately $36,000 in capital improvements consisting primarily of building improvements and floor covering and appliance replacements. These improvements were funded from operating cash flow and replacement reserves.

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

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The Registrant's mortgage indebtedness encumbering Hunter's Glen V and VI Apartments of approximately $29,139,000 matures in January 2022 at which time it is scheduled to be fully amortized. The mortgage indebtedness encumbering the remaining properties of approximately $29,592,000, net of unamortized discounts, has maturity dates ranging from October 2003 to May 2005, during which time balloon payments totaling $28,719,000 are due. The Managing General Partner may attempt to refinance such indebtedness with balloon payments and/or sell the properties subject to such encumbrances prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the three months ended March 31, 2002 and 2001 (in thousands except per unit data):


                     Three Months     Per Limited      Three Months     Per Limited
                        Ended         Partnership         Ended         Partnership
                    March 31, 2002        Unit        March 31, 2001        Unit

Operations             $  --            $   --           $1,750            $38.73

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of the debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures, to permit distributions to its partners during the remainder of 2002 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 30,400 limited partnership units (the "Units") in the Partnership representing 67.98% of the outstanding Units at March 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 67.98% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court heard argument on the motion and ordered further briefing after which time the matter will be taken under submission. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint.

The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b) Reports on Form 8-K filed during the quarter ended March 31, 2002:

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

                                 Date:   May 14, 2002