Form 10QSB
period 2002-06-30
ANGELES PARTNERS XII
filed 2002-08-14
CIK 720392

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2002


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

                         PART I - FINANCIAL INFORMATION



ITEM 1.     FINANCIAL STATEMENTS



                              ANGELES PARTNERS XII
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                       (in thousands, except unit data)

                                  June 30, 2002



Assets
   Cash and cash equivalents                                                 $  422
   Receivables and deposits                                                    1,037
   Restricted escrows                                                            455
   Other assets                                                                1,941
   Investment properties:
      Land                                                    $ 7,598
      Buildings and related personal property                   83,259
                                                                90,857
      Less accumulated depreciation                            (62,504)       28,353
                                                                            $ 32,208

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 149
   Tenant security deposit liabilities                                           763
   Accrued property taxes                                                        482
   Other liabilities                                                             755
   Mortgage notes payable                                                     58,441

Partners' Deficit
   General partners                                             $ (4)
   Limited partners (44,718 units issued and
      outstanding)                                             (28,378)      (28,382)
                                                                            $ 32,208

         See Accompanying Notes to Consolidated Financial Statements


                              ANGELES PARTNERS XII
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (in thousands, except per unit data)

                                                Three Months Ended      Six Months Ended
                                                     June 30,               June 30,
                                                 2002       2001        2002        2001
                                                         (restated)              (restated)
Revenues:
   Rental income                              $ 4,355    $ 4,468     $ 8,607    $ 8,814
   Other income                                   445        244         940        619
   Casualty gain (Note C)                          --          4          --         66
        Total revenues                          4,800      4,716       9,547      9,499

Expenses:
   Operating                                    1,469      1,663       3,047      3,277
   General and administrative                     247        183         457        387
   Depreciation                                 1,338      1,250       2,686      2,472
   Interest                                     1,180      1,032       2,331      2,060
   Property taxes                                 482        395         961      1,084
        Total expenses                          4,716      4,523       9,482      9,280

Income from continuing operations                  84        193          65        219

Loss from discontinued operations
 (Notes A and D)                                   --       (883)         --       (821)
Gain on sale of discontinued operations
 (Note D)                                          --     12,921          --     12,921

Net income                                    $    84    $12,231     $    65    $12,319

Net income allocated to general
   partners                                   $     1    $   578     $     1    $   579
Net income allocated to limited
   partners                                        83     11,653          64     11,740

                                              $    84    $12,231     $    65    $12,319
Per limited partnership unit:
   Income from continuing operations          $  1.86    $  4.27     $  1.43    $  4.85
   Loss from discontinued operations               --     (19.55)         --     (18.19)
   Gain on sale of discontinued operations         --     275.87          --     275.87

Net income                                    $  1.86    $260.59     $  1.43    $262.53

 Distributions per limited partnership
  unit                                        $ 66.73    $159.33     $ 66.73    $198.06

         See Accompanying Notes to Consolidated Financial Statements

                              ANGELES PARTNERS XII
       CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)
                       (in thousands, except unit data)



                                       Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners       Total

Original capital contributions         44,773       $     1      $ 44,773     $ 44,774

Partners' capital (deficit) at
   December 31, 2001                   44,718       $    25      $(25,458)    $(25,433)

Distributions to partners                  --           (30)       (2,984)      (3,014)

Net income for the six months
   ended June 30, 2002                     --             1            64           65

Partners' deficit
   at June 30, 2002                    44,718       $    (4)     $(28,378)    $(28,382)

         See Accompanying Notes to Consolidated Financial Statements


                              ANGELES PARTNERS XII
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                (in thousands)

                                                                  Six Months Ended
                                                                        June 30,
                                                                  2002        2001
Cash flows from operating activities:
  Net income                                                      $ 65      $ 12,319
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                  2,686       2,702
     Amortization of discounts and loan costs                         94         138
     Gain on sale of discontinued operations                          --     (12,921)
     Loss on early extinguishment of debt                             --         748
     Casualty gain                                                    --         (66)
     Change in accounts:
      Receivables and deposits                                       397         (16)
      Other assets                                                  (226)        (93)
      Accounts payable                                              (122)       (349)
      Tenant security deposit liabilities                              5         (40)
      Accrued property taxes                                          (8)        (96)
      Other liabilities                                              336        (300)
       Net cash provided by operating activities                   3,227       2,026

Cash flows from investing activities:
  Property improvements and replacements                            (929)     (2,285)
  Net receipts from restricted escrows                               272         229
  Insurance proceeds received                                         --          79
  Net proceeds from sale of discontinued operations                   --      15,537
       Net cash (used in) provided by investing activities          (657)     13,560

Cash flows from financing activities:
  Payments on mortgage notes payable                                (533)       (448)
  Repayment of mortgage notes payable                                 --      (7,671)
  Distributions to partners                                       (3,014)     (9,407)
  Prepayment penalties paid                                           --        (605)
       Net cash used in financing activities                      (3,547)    (18,131)

Net decrease in cash and cash equivalents                           (977)     (2,545)

Cash and cash equivalents at beginning of period                   1,399       3,872

Cash and cash equivalents at end of period                       $ 422       $ 1,327

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 2,097      $ 2,194

At December 31,  2001,  accounts  payable  included  approximately  $157,000 for
property   improvements  and  replacements,   which  are  included  in  property
improvements and replacements for the six months ended June 30, 2002.

         See Accompanying Notes to Consolidated Financial Statements


                              ANGELES PARTNERS XII
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Partners XII (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying consolidated statements of operations have been restated as of January 1, 2001 to reflect the operations of Gateway Gardens and Briarwood Apartments as income from discontinued operations. The Partnership recognized loss from discontinued operations of approximately $883,000 and $821,000 on revenues of approximately $344,000 and $1,112,000 during the three and six months ended June 30, 2001, respectively. The Partnership also adopted effective April 1, 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither of these criteria applies to the Partnership. As a result, the accompanying consolidated statements of operations have been restated to reflect the loss on early extinguishment of debt at Gateway Gardens and Briarwood Apartments (see "Note D") in discontinued operations rather than as an extraordinary item.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $474,000 and $532,000 for the six months ended June 30, 2002 and 2001, respectively, which is included in operating expenses and income from discontinued operations.

The Partnership Agreement provides for a fee equal to 7.5% of "net cash flow from operations", as defined in the Partnership Agreement to be paid to the Managing General Partner for executive and administrative management services. The Partnership expensed approximately $153,000 during the six months ended June 30, 2002 which is included in other liabilities and general and administrative expenses. No such fee was earned during the six months ended June 30, 2001.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $291,000 and $414,000 for the six months ended June 30, 2002 and 2001, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $46,000 and $138,000 for the six months ended June 30, 2002 and 2001, respectively. The construction management service fees are calculated based on a percentage of certain additions to investment properties.

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

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $207,000 and $141,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Casualty Gain

During the six months ended June 30, 2001, a net casualty gain of approximately $66,000 was recorded at Hunters Glen V Apartments. The casualty gain related to two separate fires which destroyed a total of seven units during May 2000. The gain was a result of insurance proceeds of approximately $79,000, net of the write off of undepreciated fixed assets of approximately $13,000.

Note D - Disposition of Investment Properties

On May 11, 2001, the Partnership sold Gateway Gardens Apartments to an unrelated third party, for net proceeds of approximately $12,208,000 after payment of closing costs and a prepayment penalty owed by the Partnership and paid by the buyer. The Partnership realized a gain of approximately $10,724,000 as a result of the sale. The Partnership used approximately $6,146,000 of the net proceeds to repay the mortgages encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $596,000 as a result of prepayment penalties and unamortized loan costs and debt discount being written off and is included in discontinued operations.

On May 11, 2001, the Partnership sold Briarwood Apartments to an unrelated third party, for net proceeds of approximately $2,724,000 after payment of closing costs and a prepayment penalty owed by the Partnership and paid by the buyer. The Partnership realized a gain of approximately $2,197,000 as a result of the sale. The Partnership used approximately $1,525,000 of the net proceeds to repay the mortgages encumbering the property. In addition, the Partnership recorded an extraordinary loss on early extinguishment of debt of approximately $152,000 as a result of prepayment penalties and unamortized loan costs and debt discount being written off and is included in discontinued operations.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. The parties are currently in the midst of briefing that appeal.

The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation this is not of a routine nature arising in the ordinary course of business.

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

The Partnership's investment properties consist of six apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2002 and 2001:

                                                   Average Occupancy
      Property                                      2002       2001

      Hunters Glen - IV Apartments                  96%        97%
        Plainsboro, New Jersey
      Hunters Glen - V Apartments                   95%        96%
        Plainsboro, New Jersey
      Hunters Glen - VI Apartments                  96%        97%
        Plainsboro, New Jersey
      Chambers Ridge Apartments (1)                 93%        96%
        Harrisburg, Pennsylvania
      Twin Lake Towers Apartments                   93%        93%
        Westmont, Illinois
      Pickwick Place Apartments (2)                 87%        91%
        Indianapolis, Indiana

   (1) The Managing General Partner attributes the decrease in occupancy at Chambers Ridge Apartments to the property starting to charge tenants for water usage.

   (2) The Managing General Partner attributes the decrease in occupancy at Pickwick Place Apartments to the evictions of nonpaying tenants. Qualification standards have been increased and occupancy is improving.

Results from Operations

The Partnership recognized net income of approximately $84,000 and $65,000 for the three and six month periods ended June 30, 2002, respectively, compared to net income of approximately $12,231,000 and $12,319,000 for the three and six month periods ended June 30, 2001, respectively. The decrease in net income for the three and six months ended June 30, 2002 is primarily due to the sale of Gateway Gardens and Briarwood Apartments in May 2001 and the recognition of a casualty gain at Hunters Glen V in 2001. Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying consolidated statements of operations have been restated as of January 1, 2001 to reflect the operations of Gateway Gardens and Briarwood Apartments as loss from discontinued operations. The Partnership recognized loss from discontinued operations of approximately $883,000 and $821,000 on revenues of approximately $344,000 and $1,112,000 during the three and six months ended June 30, 2001, respectively.

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

During the six months ended June 30, 2001, a net casualty gain of approximately $66,000 was recorded at Hunters Glen V Apartments. The casualty gain related to two separate fires which destroyed a total of seven units during May 2000. The gain was a result of insurance proceeds of approximately $79,000, net of the write off of net fixed assets of approximately $13,000.

The Partnership recognized income from continuing operations of approximately $84,000 and $65,000 for the three and six months ended June 30, 2002, respectively, compared to income from continuing operations of $193,000 and $219,000 for the three and six months ended June 30, 2001, respectively. The decrease in income from continuing operations is due to an increase in total expenses partially offset by an increase in total revenues. The increase in total expenses for the three and six months ended June 30, 2002 was primarily the result of an increase in depreciation, general and administrative and interest expenses partially offset by a decrease in operating expense and for the six months ended June 30, 2002 a decrease in property tax expense. Depreciation expenses increased due to property improvements and replacements placed in service at the properties during the past twelve months. Interest expense increased due to the refinancing of the mortgages at Hunters Glen V Apartments and Hunters Glen VI Apartments in December 2001, which resulted in a higher average debt balance during 2002. See "Liquidity and Capital Resources" for further information. Operating expenses decreased due to decreases in salaries and related benefits at Hunters Glen IV, V and VI and Chambers Ridge Apartments and decreases in maintenance expenses at Twin Lake Towers and Pickwick Place Apartments partially offset by increased insurance expense at all the Partnership's properties. Property tax expense decreased for the six months ended June 30, 2002 due to an increase in the assessed values at Hunters Glen IV, V and VI Apartments for 2000 which was paid during the six months ended June 30, 2001.

General and administrative expenses increased due to an increase in Partnership management fees as a result of an increase in cash flows which are used to calculate the fee pursuant to the Partnership Agreement partially offset by a decrease in the cost of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement and reduced legal fees associated with managing the Partnership. Also included in general and administrative expense are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The increase in total revenues for the three and six months ended June 30, 2002 is due to an increase in other income partially offset by a decrease in rental income and the recognition of a casualty gain at Hunters Glen V Apartments (see above) in 2001. Other income increased primarily due to an increase in utility reimbursements, mainly water and sewer, at several of the properties due to submetering projects completed in the latter part of 2001. Rental income decreased due to decreases in occupancy at all the investment properties except Twin Lake Towers Apartments, whose occupancy remained constant and decreases in rental rates at Hunters Glen V and VI and Twin Lakes Towers Apartments.

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

Liquidity and Capital Resources

At June 30, 2002, the Partnership had cash and cash equivalents of approximately $422,000 compared to approximately $1,327,000 at June 30, 2001. Cash and cash equivalents decreased approximately $977,000 since December 31, 2001 due to approximately $3,547,000 and $657,000 of cash used in financing and investing activities, respectively, partially offset by approximately $3,227,000 of cash provided by operating activities. Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Registrant's properties and distributions to partners. Cash used in investing activities consisted of property improvements and replacements partially offset by net receipts from restricted escrows maintained by the mortgage lenders. The Registrant invests its working capital reserves in interest bearing accounts.

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

Hunters Glen Apartments IV

For 2002, the Partnership has budgeted approximately $109,000 in capital improvements at Hunters Glen IV Apartments consisting primarily of floor covering and appliance replacements and parking lot resurfacing. During the six months ended June 30, 2002, the Partnership spent approximately $154,000 in capital improvements consisting primarily of clubhouse renovations, air conditioning, lighting and plumbing upgrades and floor covering replacements. These improvements were funded from operating cash flow and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

Hunters Glen Apartments V

For 2002, the Partnership has budgeted approximately $150,000 in capital improvements at Hunters Glen V Apartments consisting primarily of floor covering and appliance replacements, electrical upgrades, parking lot resurfacing and light fixture replacement. During the six months ended June 30, 2002, the Partnership spent approximately $206,000 in capital improvements consisting primarily of clubhouse renovations and light fixture replacements. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Hunters Glen Apartments VI

For 2002, the Partnership has budgeted approximately $133,000 in capital improvements at Hunters Glen VI Apartments consisting primarily of floor covering and appliance replacements, electrical upgrades, and parking lot resurfacing. During the six months ended June 30, 2002, the Partnership spent approximately $183,000 in capital improvements consisting primarily of floor covering replacements, clubhouse renovations, light fixture replacements, and air conditioning upgrades. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Chambers Ridge Apartments

For 2002, the Partnership has budgeted approximately $232,000 in capital improvements at Chambers Ridge Apartments consisting primarily of a new fire suppression system and floor covering and appliance replacements. During the six months ended June 30, 2002, the Partnership spent approximately $71,000 in capital improvements consisting primarily of floor covering replacements and major landscaping. These improvements were funded from operating cash flow and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

Twin Lake Towers Apartments

For 2002, the Partnership has budgeted approximately $156,000 in capital improvements at Twin Lake Towers Apartments consisting primarily of floor covering and appliance replacements and heating and air conditioning upgrades. During the six months ended June 30, 2002, the Partnership spent approximately $85,000 in capital improvements consisting primarily of floor covering and furniture and fixture replacements. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Pickwick Place Apartments

For 2002, the Partnership has budgeted approximately $118,000 in capital improvements at Pickwick Place Apartments consisting primarily of floor covering and appliance replacements. During the six months ended June 30, 2002, the Partnership spent approximately $73,000 in capital improvements consisting primarily of building improvements and floor covering and appliance replacements. These improvements were funded from operating cash flow and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

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

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The Registrant's mortgage indebtedness encumbering Hunter's Glen V and VI Apartments of approximately $28,971,000 matures in January 2022 at which time it is scheduled to be fully amortized. The mortgage indebtedness encumbering the remaining properties of approximately $29,470,000, net of unamortized discounts, has maturity dates ranging from October 2003 to May 2005, during which time balloon payments totaling $28,719,000 are due. The Managing General Partner may attempt to refinance such indebtedness with balloon payments and/or sell the properties subject to such encumbrances prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the six months ended June 30, 2002 and 2001 (in thousands except per unit data):

                      Six Months      Per Limited       Six Months      Per Limited
                        Ended         Partnership         Ended         Partnership
                    June 30, 2002         Unit        June 30, 2001         Unit

Operations             $1,893           $ 41.91          $3,153            $ 69.79
Refinancing (1)         1,121             24.82              --                 --
Sale (2)                   --                --           6,254             128.27
                       $3,014           $ 66.73          $9,407            $198.06

(1) From the December 2001 refinancings of Hunters Glen IV and Hunters Glen VI Apartments.
(2)   From the 2001 sales of Briarwood and Gateway Gardens Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of the debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures, to permit further distributions to its partners during the remainder of 2002 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 30,896 limited partnership units (the "Units") in the Partnership representing 69.09% of the outstanding Units at June 30, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on June 25, 2002, a tender offer by AIMCO Properties, L.P., to acquire any and all of the units not owned by affiliates of AIMCO for a purchase price of $471.00 per unit expired. Pursuant to this offer, AIMCO acquired 496 units during the quarter ended June 30, 2002. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 69.09% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Registrant. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owed fiduciary duties to AIMCO as its sole Stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnerships and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as it sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment properties are recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, the Partnership will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment properties. These factors include changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause an impairment in the Partnership's assets.

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. The parties are currently in the midst of briefing that appeal.

The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 3.1, Amended Certificate and Agreement of Limited Partnership dated May 26, 1983 filed in Form S-11 dated June 2, 1983 and is incorporated herein by reference.

                  Exhibit 99, Certification of Chief Executive Officer and Chief Financial Officer.

            b) Reports on Form 8-K filed during the quarter ended June 30, 2002:

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



                                 ANGELES PARTNERS XII

                                 By:     Angeles Realty Corporation II
                                         Managing General Partner

                                 By:     /s/Patrick J. Foye
                                         Patrick J. Foye
                                         Executive Vice President

                                 By:     /s/Thomas C. Novosel
                                         Thomas C. Novosel
                                         Senior Vice President
                                         and Chief Accounting Officer

                                 Date:   August 14, 2002

Exhibit 99


                          Certification of CEO and CFO
                     Pursuant to 18 U.S.C. Section 1350,
                            As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Angeles Partners XII (the "Partnership"), for the quarterly period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the Chief Executive Officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  August 14, 2002


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  August 14, 2002


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.