Form 10QSB
period 2002-09-30
ANGELES PARTNERS XII
filed 2002-11-14
CIK 720392

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended September 30, 2002


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
                        (in thousands, except unit data)

                               September 30, 2002



Assets
   Cash and cash equivalents                                                $  1,757
   Receivables and deposits                                                      869
   Restricted escrows                                                            435
   Other assets                                                                1,914
   Investment properties:
      Land                                                    $ 7,598
      Buildings and related personal property                   83,731
                                                                91,329
      Less accumulated depreciation                            (63,810)       27,519
                                                                            $ 32,494

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 212
   Tenant security deposit liabilities                                           726
   Accrued property taxes                                                        457
   Other liabilities                                                           1,378
   Mortgage notes payable                                                     58,151

Partners' Deficit
   General partners                                             $ (5)
   Limited partners (44,718 units issued and
      outstanding)                                             (28,425)      (28,430)
                                                                            $ 32,494

                See Accompanying Notes to Consolidated Financial Statements


                              ANGELES PARTNERS XII
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)

                                                Three Months Ended      Nine Months Ended
                                                  September 30,           September 30,
                                                 2002       2001        2002        2001
                                                         (restated)              (restated)
Revenues:
   Rental income                              $ 4,252    $ 4,381     $12,859    $13,195
   Other income                                   443        342       1,383        961
   Casualty gain (Note C)                          --          3          --         69
        Total revenues                          4,695      4,726      14,242     14,225

Expenses:
   Operating                                    1,336      1,503       4,383      4,780
   General and administrative                     438        187         895        574
   Depreciation                                 1,306      1,244       3,992      3,716
   Interest                                     1,180      1,025       3,511      3,085
   Property taxes                                 483        517       1,444      1,601
        Total expenses                          4,743      4,476      14,225     13,756

(Loss) income from continuing
   operations                                     (48)       250          17        469

Loss from discontinued operations
 (Notes A and D)                                   --         --          --       (821)
Gain on sale of discontinued operations
 (Note D)                                          --        197          --     13,118

Net (loss) income                             $   (48)   $   447     $    17    $12,766

Net (loss) income allocated to general
   partners                                   $    (1)   $     4     $    --    $   583
Net (loss) income allocated to limited
   partners                                       (47)       443          17     12,183

                                              $   (48)   $   447     $    17    $12,766
Per limited partnership unit:
   (Loss) income from continuing
     operations                               $ (1.05)   $  5.55     $  0.38    $ 10.38
   Loss from discontinued operations               --         --          --     (18.19)
   Gain on sale of discontinued operations         --       4.36          --     280.25

Net (loss) income                             $ (1.05)   $  9.91     $  0.38    $272.44

 Distributions per limited partnership
  unit                                        $    --    $ 10.67     $ 66.73    $208.73

                See Accompanying Notes to Consolidated Financial Statements


                              ANGELES PARTNERS XII
              CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)
                        (in thousands, except unit data)



                                       Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners       Total

Original capital contributions         44,773       $     1      $ 44,773     $ 44,774

Partners' capital (deficit) at
   December 31, 2001                   44,718       $    25      $(25,458)    $(25,433)

Distributions to partners                  --           (30)       (2,984)      (3,014)

Net income for the nine months
   ended September 30, 2002                --            --            17           17

Partners' deficit
   at September 30, 2002               44,718       $    (5)     $(28,425)    $(28,430)

                See Accompanying Notes to Consolidated Financial Statements


                              ANGELES PARTNERS XII
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                 Nine Months Ended
                                                                   September 30,
                                                                   2002        2001
Cash flows from operating activities:
  Net income                                                      $ 17      $ 12,766
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                  3,992       3,947
     Amortization of discounts and loan costs                        149         201
     Gain on sale of discontinued operations                          --     (13,118)
     Loss on early extinguishment of debt                             --         748
     Casualty gain                                                    --         (69)
     Change in accounts:
      Receivables and deposits                                       443           1
      Other assets                                                  (240)        (90)
      Accounts payable                                              (107)       (270)
      Tenant security deposit liabilities                            (32)        (89)
      Accrued property taxes                                         (33)       (230)
      Other liabilities                                              959         129
       Net cash provided by operating activities                   5,148       3,926

Cash flows from investing activities:
  Property improvements and replacements                          (1,353)     (3,316)
  Net receipts from restricted escrows                               414         204
  Insurance proceeds received                                         --          82
  Net proceeds from sale of discontinued operations                   --      14,932
       Net cash (used in) provided by investing activities          (939)     11,902

Cash flows from financing activities:
  Payments on mortgage notes payable                                (837)       (652)
  Repayment of mortgage notes payable                                 --      (7,671)
  Distributions to partners                                       (3,014)     (9,888)
       Net cash used in financing activities                      (3,851)    (18,211)

Net increase (decrease) in cash and cash equivalents                 358      (2,383)

Cash and cash equivalents at beginning of period                   1,399       3,872

Cash and cash equivalents at end of period                      $ 1,757      $ 1,489

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 3,223      $ 3,152

Supplemental disclosure of cash flow information:
  Property improvements and replacements included in
   accounts payable                                               $ 48        $ --

At December 31,  2001,  accounts  payable  included  approximately  $157,000 for
property   improvements  and  replacements,   which  are  included  in  property
improvements and replacements for the nine months ended September 30, 2002.

                See Accompanying Notes to Consolidated Financial Statements


                              ANGELES PARTNERS XII
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Partners XII (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying consolidated statements of operations have been restated as of January 1, 2001 to reflect the operations of Gateway Gardens and Briarwood Apartments as loss from discontinued operations. The Partnership recognized a loss from discontinued operations of approximately $821,000 on revenues of approximately $1,112,000 during the nine months ended September 30, 2001. Both properties were sold in May 2001 (see "Note D" for further discussion). The Partnership also adopted, effective April 1, 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither of these criteria applies to the Partnership. As a result, the accompanying consolidated statements of operations have been restated to reflect the loss on early extinguishment of debt at Gateway Gardens and Briarwood Apartments (see discussion above and "Note D") in discontinued operations rather than as an extraordinary item.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $713,000 and $771,000 for the nine months ended September 30, 2002 and 2001, respectively, which is included in operating expenses and loss from discontinued operations.

The Partnership Agreement provides for a fee equal to 7.5% of "net cash flow from operations", as defined in the Partnership Agreement to be paid to the Managing General Partner for executive and administrative management services. The Partnership expensed approximately $253,000 during the nine months ended September 30, 2002 which is included in other liabilities and general and administrative expenses. No such fee was earned during the nine months ended September 30, 2001.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $450,000 and $1,034,000 for the nine months ended September 30, 2002 and 2001, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $64,000 and $618,000 for the nine months ended September 30, 2002 and 2001, respectively. The construction management service fees are calculated based on a percentage of certain additions to investment properties.

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

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $207,000 and $141,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Casualty Gain

During the nine months ended September 30, 2001, a net casualty gain of approximately $69,000 was recorded at Hunters Glen V Apartments. The casualty gain related to two separate fires which destroyed a total of seven units during May 2000. The gain was a result of receiving insurance proceeds of approximately $82,000, net of the write off of undepreciated fixed assets of approximately $13,000.

Note D - Disposition of Investment Properties

On May 11, 2001, the Partnership sold Gateway Gardens Apartments to an unrelated third party, for net proceeds of approximately $12,208,000 after payment of closing costs and a prepayment penalty owed by the Partnership and paid by the buyer. The Partnership realized a gain of approximately $10,813,000 as a result of the sale. The Partnership used approximately $6,146,000 of the net proceeds to repay the mortgages encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $596,000 as a result of prepayment penalties and unamortized loan costs and debt discount being written off which is included in loss from discontinued operations.

On May 11, 2001, the Partnership sold Briarwood Apartments to an unrelated third party, for net proceeds of approximately $2,724,000 after payment of closing costs and a prepayment penalty owed by the Partnership and paid by the buyer. The Partnership realized a gain of approximately $2,305,000 as a result of the sale. The Partnership used approximately $1,525,000 of the net proceeds to repay the mortgages encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $152,000 as a result of prepayment penalties and unamortized loan costs and debt discount being written off which is included in loss from discontinued operations.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect rhrough January 10, 2003.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, do not take into account the effects of any changes to the Registrant's business and results of operations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties consist of six apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2002 and 2001:

                                                   Average Occupancy
      Property                                      2002       2001

      Hunters Glen - IV Apartments                  95%        96%
        Plainsboro, New Jersey
      Hunters Glen - V Apartments                   95%        95%
        Plainsboro, New Jersey
      Hunters Glen - VI Apartments                  96%        96%
        Plainsboro, New Jersey
      Chambers Ridge Apartments                     94%        95%
        Harrisburg, Pennsylvania
      Twin Lake Towers Apartments                   93%        93%
        Westmont, Illinois
      Pickwick Place Apartments                     89%        90%
        Indianapolis, Indiana

Results from Operations

The Partnership recognized a net loss of approximately $48,000 for the three month period ending September 30, 2002 and net income of approximately $17,000 for the nine month period ending September 30, 2002 compared to net income of approximately $447,000 and $12,766,000 for the three and nine month periods ended September 30, 2001, respectively. The decrease in net income for the three and nine months ended September 30, 2002 is primarily due to the sale of Gateway Gardens and Briarwood Apartments in May 2001 and the recognition of a casualty gain at Hunters Glen V in 2001. Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying consolidated statements of operations have been restated as of January 1, 2001 to reflect the operations of Gateway Gardens and Briarwood Apartments as loss from discontinued operations. The Partnership recognized a loss from discontinued operations of approximately $821,000 on revenues of approximately $1,112,000 during the nine months ended September 30, 2001.

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

During the nine months ended September 30, 2001, a net casualty gain of approximately $69,000 was recorded at Hunters Glen V Apartments. The casualty gain related to two separate fires which destroyed a total of seven units during May 2000. The gain was a result of receiving insurance proceeds of approximately $82,000, net of the write off of net fixed assets of approximately $13,000.

The Partnership recognized a loss from continuing operations of approximately $48,000 for the three month period ending September 30, 2002 and income from continuing operations of approximately $17,000 for the nine months ended September 30, 2002, compared to income from continuing operations of approximately $250,000 and $469,000 for the three and nine months ended September 30, 2001, respectively. The decrease in income from continuing operations for the three months ended September 30, 2002 is due to an increase in total expenses and a decrease in total revenues. The decrease in income from continuing operations for the nine months ended September 30, 2002 is due to an increase in total expenses partially offset by an increase in total revenues. The increase in total expenses for the three and nine months ended September 30, 2002 was primarily the result of an increase in depreciation, general and administrative and interest expenses partially offset by decreases in operating and property tax expenses. Depreciation expense increased due to property improvements and replacements placed in service at the properties during the past twelve months. Interest expense increased due to the refinancing of the mortgages at Hunters Glen V Apartments and Hunters Glen VI Apartments in December 2001, which resulted in a higher average debt balance during 2002. See "Liquidity and Capital Resources" for further information. Operating expenses decreased due to a decrease in property and maintenance expenses. Property expenses decreased primarily due to decreases in utilities at Hunters Glen IV and Chambers Ridge and a decrease in salaries and related benefits at Hunters
Glen V, Hunters Glen VI, and Twin Lake Towers. Maintenance expenses decreased primarily due to a decrease in contract services and supplies at all properties. Property tax expense decreased due to an increase in the assessed values at Hunters Glen IV, V and VI Apartments for 2000 which was paid during the nine months ended September 30, 2001.

General and administrative expenses increased due to an increase in Partnership management fees as a result of an increase in cash flows which are used to calculate the fee pursuant to the Partnership Agreement and a new Partnership tax related to the investment properties in New Jersey partially offset by a decrease in the cost of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expense are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The increase in total revenues for the nine months ended September 30, 2002 is due to an increase in other income partially offset by a decrease in rental income and the recognition of a casualty gain at Hunters Glen V Apartments (see above) in 2001. The decrease in total revenues for the three months ended September 30, 2002 is due to a decrease in rental income partially offset by an increase in other income. Other income increased primarily due to an increase in utility reimbursements, mainly water and sewer, at several of the properties due to submetering projects completed in the latter part of 2001. Rental income decreased due to decreases in occupancy at Hunter's Glen IV, Chambers Ridge Apartments and Pickwick Place and decreases in rental rates at all properties.

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

Liquidity and Capital Resources

At September 30, 2002, the Partnership had cash and cash equivalents of approximately $1,757,000 compared to approximately $1,489,000 at September 30, 2001. Cash and cash equivalents increased approximately $358,000 since December 31, 2001 due to approximately $5,148,000 of cash provided by operating activities partially offset by approximately $3,851,000 and $939,000 of cash used in financing and investing activities, respectively. Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Registrant's properties and distributions to partners. Cash used in investing activities consisted of property improvements and replacements partially offset by net receipts from restricted escrows maintained by the mortgage lenders. The Registrant invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned for each of the Partnership's properties are detailed below.

Hunters Glen Apartments IV

For 2002, the Partnership has budgeted approximately $127,000 in capital improvements at Hunters Glen IV Apartments consisting primarily of floor covering and appliance replacements and parking lot resurfacing. During the nine months ended September 30, 2002, the Partnership spent approximately $202,000 in budgeted and unbudgeted capital improvements consisting primarily of clubhouse renovations, air conditioning, structural, lighting and plumbing upgrades and floor covering replacements. These improvements were funded from operating cash flow and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

Hunters Glen Apartments V

For 2002, the Partnership has budgeted approximately $166,000 in capital improvements at Hunters Glen V Apartments consisting primarily of floor covering and appliance replacements, electrical upgrades, parking lot resurfacing and light fixture replacement. During the nine months ended September 30, 2002, the Partnership spent approximately $303,000 in budgeted and unbudgeted capital improvements consisting primarily of clubhouse renovations lighting and structural upgrades and floor covering replacements. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Hunters Glen Apartments VI

For 2002, the Partnership has budgeted approximately $150,000 in capital improvements at Hunters Glen VI Apartments consisting primarily of floor covering and appliance replacements, electrical upgrades, and parking lot resurfacing. During the nine months ended September 30, 2002, the Partnership spent approximately $241,000 in budgeted and unbudgeted capital improvements consisting primarily of floor covering replacements, clubhouse renovations, and lighting and air conditioning upgrades. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

Chambers Ridge Apartments

For 2002, the Partnership has budgeted approximately $251,000 in capital improvements at Chambers Ridge Apartments consisting primarily of a new fire suppression system and floor covering and appliance replacements. During the nine months ended September 30, 2002, the Partnership spent approximately $125,000 in capital improvements consisting primarily of floor covering replacements, swimming pool and sewer upgrades and major landscaping. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

Twin Lake Towers Apartments

For 2002, the Partnership has budgeted approximately $260,000 in capital improvements at Twin Lake Towers Apartments consisting primarily of floor covering and appliance replacements and heating and air conditioning upgrades. During the nine months ended September 30, 2002, the Partnership spent approximately $245,000 in capital improvements consisting primarily of maintenance equipment and floor covering and furniture and fixture replacements. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

Pickwick Place Apartments

For 2002, the Partnership has budgeted approximately $126,000 in capital improvements at Pickwick Place Apartments consisting primarily of floor covering and appliance replacements. During the nine months ended September 30, 2002, the Partnership spent approximately $128,000 in budgeted and unbudgeted capital improvements consisting primarily of building improvements, air conditioning upgrades, interior decoration, structural upgrades, major landscaping, and floor covering and appliance replacements. These improvements were funded from operating cash flow and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

Additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

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

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The Registrant's mortgage indebtedness encumbering Hunter's Glen V and VI Apartments of approximately $28,800,000 matures in January 2022 at which time it is scheduled to be fully amortized. The mortgage indebtedness encumbering the remaining properties of approximately $29,351,000, net of unamortized discounts, has maturity dates ranging from October 2003 to May 2005, during which time balloon payments totaling $28,719,000 are due. The Managing General Partner may attempt to refinance such indebtedness with balloon payments and/or sell the properties subject to such encumbrances prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the nine months ended September 30, 2002 and 2001 (in thousands except per unit data):

                     Nine Months          Per          Nine Months          Per
                        Ended           Limited           Ended           Limited
                    September 30,     Partnership     September 30,     Partnership
                         2002             Unit             2001             Unit
Operations             $1,893           $ 41.91          $3,634            $ 80.46
Refinancing (1)         1,121             24.82              --                 --
Sale (2)                   --                --           6,254             128.27
                       $3,014           $ 66.73          $9,888            $208.73

(1) From the December 2001 refinancings of Hunters Glen V and Hunters Glen VI Apartments.
(2) From the 2001 sales of Briarwood and Gateway Gardens Apartments.

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 30,921 limited partnership units (the "Units") in the Partnership representing 69.15% of the outstanding Units at September 30, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 69.15% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Registrant. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

ITEM 3.     CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules (13a-14(c) and (15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect rhrough January 10, 2003.

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

                  Exhibit 99, Certification of Chief Executive Officer and Chief Financial Officer.

            b) Reports on Form 8-K filed during the quarter ended  September 30,
               2002:

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



                                 ANGELES PARTNERS XII

                                 By:     Angeles Realty Corporation II
                                         Managing General Partner

                                 By:     /s/Patrick J. Foye
                                         Patrick J. Foye
                                         Executive Vice President

                                 By:      /s/Thomas C. Novosel
                                         Thomas C. Novosel
                                         Senior Vice President
                                         and Chief Accounting Officer

                                 Date:   November 14, 2002

                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Angeles Partners XII;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002

                                    _______________________
                                    Patrick J. Foye
                                    Executive  Vice  President of Angeles Realty
                                    Corporation II, equivalent of the chief executive officer of the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Angeles Partners XII;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002

                                    _______________________
                                    Paul J. McAuliffe
                                    Executive Vice President and Chief Financial
                                    Officer of Angeles Realty Corporation II, equivalent of the chief financial officer of the Partnership

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Angeles Partners XII (the "Partnership"), for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    ____________________
                              Name: Patrick J. Foye
                             Date: November 13, 2002


                                    ____________________
                             Name: Paul J. McAuliffe
                             Date: November 13, 2002


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.