Form 10KSB
period 2002-12-31
ANGELES PARTNERS XII
filed 2003-03-31
CIK 720392

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
 (Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
         1934

                   For the fiscal year ended December 31, 2002

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

State issuer's revenues for its most recent fiscal year.  $18,792,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2002. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

                                     PART I

Item 1.  Description of Business

Angeles Partners XII (the "Partnership" or "Registrant") is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act pursuant to the amended Certificate and Agreement of Limited Partnership (herein referred to as the "Agreement") dated May 26, 1983. The Partnership's Managing General Partner is Angeles Realty Corporation II ("ARC II" or the "Managing General Partner"), a California corporation. ARC II was a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which was an affiliate of Insignia Financial Group, Inc. ("Insignia"). Effective February 26, 1999, IPT was merged into Apartment Investment and Management Company ("AIMCO") a publicly traded real estate investment trust. Thus the Managing General Partner is now a wholly-owned subsidiary of AIMCO. The Elliott Accommodation Trust and the Elliott Family Partnership, a California limited partnership, were the Non-Managing General Partners. Effective December 31, 1997, the Elliott Family Partnership, Ltd. acquired the Elliott Accommodation Trust's general partner interest in the Registrant. On June 30, 2000, Elliott Family Partnership sold its remaining interest to AIMCO Properties, LP, a wholly owned subsidiary of AIMCO. The Managing General Partner and the Non-Managing General Partner are herein referred to collectively as the "General Partners". The Partnership Agreement provides that the Partnership is to terminate on December 31, 2035, unless terminated prior to such date.

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

The Registrant is engaged in the business of operating and holding real estate properties for investment. In 1984 and 1985 during its acquisition phase, the Registrant acquired ten existing apartment properties and one existing commercial property. In 1990, the Registrant lost one of its apartment properties to foreclosure. During 1991, the Registrant acquired a 44.5% general partnership interest in a joint venture, Princeton Meadows Golf Course Joint Venture ("Joint Venture"), partnering with two affiliated partnerships. In 1999, the Partnership sold its only commercial property, one of its apartment properties and the Joint Venture sold its only investment property, Princeton Meadows Golf Course. In May 2001, the Partnership sold two of its apartment properties. As of December 31, 2002, the Partnership continues to own and operate six apartment complexes. (see "Item 2, Description of Properties").

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

The Registrant has no employees. The Managing General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. Limited partners and the Non-Managing General
Partner have no right to participate in the management or conduct of such business and affairs. An affiliate of the Managing General Partner provides property management services for the Partnership's residential properties.

Risk Factors

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the Managing General Partner, in such market area could have a material effect on the rental market for the apartments at the Partnership's properties and the rents that may be charged for such apartments. While the Managing General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and competition for apartments is local.

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership's properties, or restrict renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Managing General Partner believes that the Partnership's properties are substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

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

Insurance coverage is becoming more expensive and difficult to obtain. The current insurance market is characterized by rising premium rates, increasing deductibles, and more restrictive coverage language. Recent developments have resulted in significant increases in insurance premiums and have made it more difficult to obtain certain types of insurance. As an example, many insurance carriers are excluding mold-related risks from their policy coverages, or are adding significant restrictions to such coverage. Continued deterioration in insurance market place conditions may have a negative effect on the Partnership's operating results.

A further description of the Partnership's business is included in "Management's Discussion and Analysis or Plan of Operation" included in "Item 6" of this 10-KSB.

Item 2.  Description of Property:

The following table sets forth the Registrant's investments in properties as of December 31, 2002:


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


                            Gross
                           Carrying   Accumulated                        Federal
Property                    Value     Depreciation    Rate    Method    Tax Basis
                               (in thousands)                         (in thousands)

Chambers Ridge Apts         $13,914     $ 9,910     5-40 yrs    (1)      $ 4,240
Hunter Glen Apts-IV          13,204       9,266     5-40 yrs    (1)        3,910
Hunter Glen Apts-V           15,422      10,747     5-40 yrs    (1)        4,498
Hunter Glen Apts-VI          16,544      11,636     5-40 yrs    (1)        4,166
Pickwick Place Apts          11,972       8,210     5-40 yrs    (1)        3,407
Twin Lake Towers Apts        20,429      15,367     5-40 yrs    (1)        4,994

                            $91,485     $65,136                          $25,215

(1) Straight line and accelerated

See "Note A" of the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.


                           Principal                                       Principal
                          Balance At                                        Balance
                         December 31,  Interest    Period     Maturity      Due At
        Property             2002        Rate     Amortized   Date (2)     Maturity
                        (in thousands)                                  (in thousands)

Chambers Ridge Apts
  1st mortgage              $ 4,932      7.83%    28.67 yrs    10/2003    $ 4,849
  2nd mortgage                  174      7.83%       (1)       10/2003        174
Hunters Glen Apts IV
  1st mortgage                7,867      8.43%    28.67 yrs    10/2003      7,787
Hunters Glen Apts V
  1st mortgage               14,026      7.14%     20 yrs      01/2022         --
Hunters Glen Apts VI
  1st mortgage               14,598      7.14%     20 yrs      01/2022         --
Pickwick Place Apts
  1st mortgage                6,032      9.10%     28 yrs      05/2005      5,775
Twin Lake Towers Apts
  1st mortgage                9,933      7.83%    28.67 yrs    10/2003      9,782
  2nd mortgage                  352      7.83%       (1)       10/2003        352
                             57,914
Less unamortized
  discounts                     (97)

                            $57,817                                       $28,719

   (1)      Interest only payments.

   (2) See "Item 7. Financial Statements - Note B" for information with respect to the Registrant's ability to prepay these loans and more specific details as to the terms of the loans.

On December 20, 2001, the Partnership refinanced the mortgages encumbering Hunters Glen Apartments V. The refinancing replaced first and second mortgage indebtedness of approximately $8,511,000 with a new mortgage in the amount of $14,332,000. The new mortgage carries a stated interest rate of 7.14%. The interest rate on the old mortgages was 7.83%. Principal and interest payments on the mortgage loan are due monthly until the mortgage matures in January 2022 at which time it is scheduled to be fully amortized. Total capitalized loan costs were approximately $657,000. The Partnership recognized a loss on the early extinguishment of debt of approximately $488,000 as a result of prepayment penalties of approximately $369,000 and unamortized loan costs and debt discount being written off.

On December 20, 2001, the Partnership refinanced the mortgages encumbering Hunters Glen Apartments VI. The refinancing replaced first and second mortgage indebtedness of approximately $8,858,000 with a new mortgage in the amount of $14,918,000. The new mortgage carries a stated interest rate of 7.14%. The interest rate on the old mortgages was 7.83%. Principal and interest payments on the mortgage loan are due monthly until the mortgage matures in January 2022 at which time it is scheduled to be fully amortized. Total capitalized loan costs were approximately $683,000. The Partnership recognized a loss on the early extinguishment of debt of approximately $507,000 as a result of prepayment penalties of approximately $384,000 and unamortized loan costs and debt discount being written off.

Rental Rates and Occupancy:

Average annual rental rates and occupancy for 2002 and 2001 for each property were as follows:


                                           Average Annual           Average Annual
                                            Rental Rates               Occupancy
                                             (per unit)
 Property                               2002          2001        2002        2001

 Chambers Ridge Apartments              $ 7,507    $ 7,530         93%         95%
 Hunters Glen Apartments - IV           10,965      11,239         94%         94%
 Hunters Glen Apartments - V             10,981     11,308         94%         94%
 Hunters Glen Apartments - VI            10,803     11,176         95%         94%
 Pickwick Place Apartments                7,686      7,908         89%         90%
 Twin Lake Towers Apartments             10,013     10,290         91%         92%

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other residential apartment complexes in the area. The Managing General Partner believes that all of the properties are adequately insured. The residential properties are apartment complexes which lease units for terms of one year or less. As of December 31, 2002, no residential tenant leases 10% or more of the available rental space. All of the properties, are in good physical condition subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rates:

Real estate taxes and rates in 2002 for each property were:

                                    2002             2002
                                    Taxes            Rate
                               (in thousands)

Chambers Ridge Apartments            $ 186           1.69%
Hunters Glen Apartments-IV             361           2.76%
Hunters Glen Apartments-V              416           2.76%
Hunters Glen Apartments-VI             449           2.76%
Pickwick Place Apartments              224           2.79%
Twin Lake Towers Apartments            308           5.67%

Capital Improvements:

Chambers Ridge Apartments

During the year ended December 31, 2002, the Partnership spent approximately $159,000 in capital improvements consisting primarily of floor covering replacements, swimming pool and sewer upgrades and major landscaping replacements. These improvements were funded from operating cash flow and Partnership reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and expects to budget approximately $97,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Hunters Glen Apartments IV

During the year ended December 31, 2002, the Partnership spent approximately $216,000 in capital improvements consisting primarily of clubhouse renovations, air conditioning, lighting, structural and plumbing upgrades and floor covering replacements. These improvements were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and expects to budget approximately $79,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Hunters Glen Apartments V

During the year ended December 31, 2002, the Partnership spent approximately $323,000 in capital improvements consisting primarily of clubhouse renovations, lighting and structural upgrades, and floor covering replacements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and expects to budget approximately $91,000. Additional improvements may be considered and will depend on the physical condition of the property as well as Partnership reserves and anticipated cash flow generated by the property.

Hunters Glen Apartments VI

During the year ended December 31, 2002, the Partnership spent approximately $259,000 in capital improvements consisting primarily of floor covering replacements, clubhouse renovations, and lighting, structural and air conditioning upgrades. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and expects to budget approximately $98,000. Additional improvements may be considered and will depend on the physical condition of the property as well as Partnership reserves and anticipated cash flow generated by the property.

Pickwick Place Apartments

During the year ended December 31, 2002, the Partnership spent approximately $163,000 in capital improvements consisting primarily of building improvements, air conditioning upgrades, interior decoration, structural upgrades, major landscaping, fencing, floor covering and appliance replacements. These improvements were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and expects to budget approximately $84,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Twin Lake Towers Apartments

During the year ended December 31, 2002, the Partnership spent approximately $280,000 in capital improvements consisting primarily of floor covering replacements, furniture, fixture and cabinet replacements and a water sub-metering project. These improvements were funded from operating cash flow and Partnership reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and expects to budget approximately $120,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. The Court has scheduled the hearing on preliminary approval for April 4, 2003 and the hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $ 1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. If the Court grants preliminary approval of the proposed settlement in April, a notice will be distributed to partners providing detail on the terms of the proposed settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal pending the Court's review of the terms of the proposed settlement described above.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.  Submission of Matters to a Vote of Security Holders

The unitholders of the Partnership did not vote on any matter during the quarter ended December 31, 2002.

                                     PART II

Item 5. Market for the Partnership's Common Equity and Related Security Holder Matters

The Partnership, a publicly-held limited partnership, sold 44,773 Limited Partnership Units during its offering period through February 13, 1985. As of December 31, 2002, the Partnership had 1,392 Limited Partners of record and 44,718 Limited Partnership Units (the "Units") outstanding. As of December 31, 2002, affiliates of the Managing General Partner owned 30,921 limited partnership units or 69.15% of the outstanding Units. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2002 and 2001 (see Item 6. "Management's Discussion and Analysis or Plan of Operation" for further details):

                                                Distributions
                                                           Per Limited
                                        Aggregate        Partnership Unit

       01/01/01 - 12/31/01            $18,982,000 (1)        $410.06
       01/01/02 - 12/31/02              3,689,000 (2)          81.67

(1) Consists of $4,028,000 from operations, $6,254,000 from net sales proceeds and $8,700,000 from net refinance proceeds.

(2) Consists of $2,568,000 from operations and $1,121,000 from remaining refinance proceeds.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners in 2003 or subsequent periods. In addition, the Partnership is restricted from making distributions if the amount in the reserve account maintained by the mortgage lender for Chambers Ridge and Twin Lakes Apartments is less than $400 per apartment unit at the property. At December 31, 2002, the reserve account was adequately funded with a balance of approximately $290,000.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 30,921 limited partnership units in the Partnership representing 69.15% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 69.15% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Registrant. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Item 6.  Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net income for the year ended December 31, 2002 was approximately $68,000 compared to net income of approximately $11,932,000 for the corresponding period in 2001. The decrease in net income for the year ended December 31, 2002, is primarily due to a gain on the sale of Gateway Gardens and Briarwood Apartments in 2001 and a casualty gain at Hunters Glen V Apartments in 2001 partially offset by the loss from operations of Gateway Gardens and Briarwood Apartments in 2001.

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

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying consolidated statement of operations for the year ended December 31, 2001, has been restated as of January 1, 2001 to reflect the operations and gain on sale of Gateway Gardens and Briarwood Apartments as loss from
discontinued   operations   and  gain  on  sale  of   discontinued   operations,
respectively.  (see  discussion  above and "Item 7. Financial  Statements - Note
G").

During the year ended December 31, 2001, a net casualty gain of approximately $81,000 was recorded at Hunters Glen V Apartments. The casualty gain related to two separate fires, which destroyed a total of seven units during May 2000. The gain was the result of the receipt of insurance proceeds of approximately $94,000, net of the write off of undepreciated fixed assets of approximately $13,000.

Excluding the impact of the sale and operations of Gateway Gardens and Briarwood Apartments, net income from continuing operations was approximately $68,000 for the year ended December 31, 2002, compared to a net loss of approximately $364,000 for the year ended December 31, 2001. The increase in net income was due to a decrease in total expenses partially offset by a decrease in total revenues. The decrease in total expenses was primarily the result of a decrease in operating and property tax expenses and losses on early extinguishment of debt incurred in 2001 related to the refinancing of the mortgages at Hunters Glen V and Hunters Glen VI Apartments. (See Liquidity and Capital Resources for further discussion). These decreases were partially offset by increases in interest, depreciation and general and administrative expenses. Operating expenses decreased primarily due to decreases in property and maintenance expenses. Property expenses decreased due to decreases in salaries and related benefits at all but one of the Partnership's properties and reduced utility costs at all of the Partnership's properties. Maintenance expenses decreased primarily due to decreases in contract services and snow removal costs at Twin Lake Towers and Pickwick Place Apartments. Also contributing to the decrease in maintenance expenses is an increase in the capitalization of certain direct and indirect project costs, primarily payroll related costs, at the property (see "Item 7. Financial Statements, Note A - Organization and Significant Accounting Policies.") Property tax expenses decreased due to a decrease in the tax rate at all but one of the Partnership's properties. Interest expense increased due to the refinancing of the mortgages at Hunters Glen V and Hunters Glen VI Apartments in December 2001, which resulted in higher debt balances during 2002. Depreciation expense increased due to property improvements and replacements placed in service at the properties during the past twelve months.

General and administrative expenses increased due to an increase in Partnership management fees as a result of an increase in net cash flow from operations which is used to calculate the fee pursuant to the Partnership Agreement and a new Partnership tax related to the investment properties located in New Jersey, partially offset by a decrease in the cost of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The decrease in total revenues is attributable to a decrease in rental income partially offset by an increase in other income. Rental income decreased due to decreases in rental rates at all of the Partnership's properties, decreases in occupancy at Chambers Ridge, Pickwick Place and Twin Lake Towers Apartments and increased bad debt expenses primarily at Hunters Glen IV, Hunters Glen VI and Pickwick Place Apartments. These decreases were partially offset by increased occupancy at Hunters Glen VI and reduced concession costs primarily at Twin Lake Towers and Pickwick Place Apartments. Other income increased primarily due to an increase in utility reimbursements, mainly water and sewer, at several of the properties due to sub-metering projects completed in the latter part of 2001, increased laundry income primarily at Twin Lakes Apartments and increased monthly pet charges at all of the Partnership's properties. These increases were partially offset by reduced interest income due to lower average cash balances in interest bearing accounts.

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

Liquidity and Capital Resources

At December 31, 2002, the Partnership had cash and cash equivalents of approximately $2,040,000 compared to approximately $1,399,000 at December 31, 2001. The increase in cash and cash equivalents of approximately $641,000 is due to approximately $6,913,000 of cash provided by operating activities partially offset by approximately $1,400,000 and $4,872,000 of cash used in investing and financing activities respectively. Cash used in financing activities consisted of distributions to partners and principal payments made on the mortgages encumbering the Partnership's properties. Cash used in investing activities consisted of property improvements and replacements partially offset by net receipts from restricted escrows maintained by the mortgage lender. The Registrant invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees.

The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year. The minimum amount to be budgeted is expected to be approximately $569,000. Additional improvements may be considered and will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties. The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

On December 20, 2001, the Partnership refinanced the mortgages encumbering Hunters Glen Apartments V. The refinancing replaced first and second mortgage indebtedness of approximately $8,511,000 with a new mortgage in the amount of $14,332,000. The new mortgage carries a stated interest rate of 7.14%. The interest rate on the old mortgages was 7.83%. Principal and interest payments on the mortgage loan are due monthly until the mortgage matures in January 2022 at which time it is scheduled to be fully amortized. Total capitalized loan costs were approximately $657,000. The Partnership recognized a loss on the early extinguishment of debt of approximately $488,000 as a result of prepayment penalties of approximately $369,000 and unamortized loan costs and debt discount being written off.

On December 20, 2001, the Partnership refinanced the mortgages encumbering Hunters Glen Apartments VI. The refinancing replaced first and second mortgage indebtedness of approximately $8,858,000 with a new mortgage in the amount of $14,918,000. The new mortgage carries a stated interest rate of 7.14%. The interest rate on the old mortgages was 7.83%. Principal and interest payments on the mortgage loan are due monthly until the mortgage matures in January 2022 at which time it is scheduled to be fully amortized. Total capitalized loan costs were approximately $683,000. The Partnership recognized a loss on the early extinguishment of debt of approximately $507,000 as a result of prepayment penalties of approximately $384,000 and unamortized loan costs and debt discount being written off.

The Partnership adopted SFAS No. 145 effective April 1, 2002, "Rescission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither of these criteria applies to the Partnership. As a result, the accompanying consolidated statement of operations for the year ended December 31, 2001 has been restated as of January 1, 2001, to reflect the loss on early extinguishment of debt at Gateway Gardens and Briarwood Apartments as loss from discontinued operations rather than as an extraordinary item. The loss on early extinguishment of debt from the refinancings of Hunters Glen V and VI in 2001 has been restated as part of income from continuing operations, rather than as an extraordinary item (see discussion above and "Item 7. Financial Statements - Notes D and G").

The Registrant's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The Registrant's mortgage indebtedness encumbering its properties amounts to approximately $57,817,000 net of unamortized discounts, with maturity dates ranging from October 2003 to January 2022, during which time balloon payments totaling $28,719,000 are due. The Managing General Partner may attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the year ended December 31, 2002 and 2001 (in thousands except per unit data):


                                          Per                               Per
                      Year Ended        Limited         Year Ended        Limited
                     December 31,     Partnership      December 31,     Partnership
                         2002             Unit             2001             Unit
Operations             $2,568           $ 56.85          $ 4,028           $ 89.18
Refinancing (1)         1,121             24.82            8,700            192.61
Sale (2)                   --                --            6,254            128.27
                       $3,689           $ 81.67          $18,982           $410.06

(1) From the December 2001 refinancings of Hunters Glen V and Hunters Glen VI Apartments.

(2) From the 2001 sales of Briarwood and Gateway Gardens Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of the debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures, to permit further distributions to its partners during 2003 or subsequent periods. In addition, the Partnership is restricted from making distributions if the amount in the reserve account maintained by the mortgage lender for Chambers Ridge and Twin Lakes Apartments is less than $400 per apartment unit at the property. At December 31, 2002, the reserve account was adequately funded with a balance of approximately $290,000.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 30,921 limited partnership units (the "Units") in the Partnership representing 69.15% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 69.15% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Registrant. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership's significant accounting policies is included in "Note A - Organization and Significant Accounting Policies" which is included in the consolidated financial statements in "Item 7. Financial Statements". The Managing General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership's operating results and financial condition. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

The investment properties are recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of the properties may be impaired, the Partnership will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the properties. If the carrying amount exceeds the aggregate future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less and the Partnership fully reserves all balances outstanding over thirty days. Rental income attributable to leases is recognized monthly as it is earned. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

Item 8.  Financial Statements


ANGELES PARTNERS XII

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young, LLP Independent Auditors

      Consolidated Balance Sheet - December 31, 2002

      Consolidated Statements of Operations - Years ended December 31, 2002 and
         2001

      Consolidated Statement of Changes in Partners' Capital (Deficit) - Years ended December 31, 2002 and 2001

      Consolidated  Statements of Cash Flows - Years ended December 31, 2002 and
        2001

      Notes to Consolidated Financial Statements

                     Report of Ernst & Young LLP, Independent Auditors



The Partners
Angeles Partners XII


We have audited the accompanying consolidated balance sheet of Angeles Partners XII as of December 31, 2002, and the related consolidated statements of operations, changes in partners' capital (deficit), and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Angeles Partners XII at December 31, 2002, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in Note A to the consolidated financial statements, in 2002 the Partnership adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64." As a result, the accompanying consolidated financial statements for 2001, referred to above, have been restated to conform to the presentation adopted in 2002 in accordance with accounting principles generally accepted in the United States.

                                                           /s/ ERNST & YOUNG LLP


Greenville, South Carolina
February 14, 2003

                              ANGELES PARTNERS XII

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2002


Assets
   Cash and cash equivalents                                                $ 2,040
   Receivables and deposits                                                    1,130
   Restricted escrows                                                            441
   Other assets                                                                1,690
   Investment properties (Notes B):
      Land                                                    $ 7,598
      Buildings and related personal property                   83,887
                                                                91,485
      Less accumulated depreciation                            (65,136)       26,349
                                                                            $ 31,650

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 336
   Tenant security deposit liabilities                                          710
   Accrued property taxes                                                       548
   Other liabilities                                                          1,293
   Mortgage notes payable (Notes B and E)                                    57,817

Partners' Deficit
   General partners                                            $ (11)
   Limited partners (44,718 units issued and
      outstanding)                                             (29,043)      (29,054)
                                                                            $ 31,650

                See Accompanying Notes to Consolidated Financial Statements


                              ANGELES PARTNERS XII

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)


                                                                Years Ended
                                                                December 31,
                                                               2002       2001
                                                                      (Restated)
Revenues:
   Rental income                                           $ 16,958     $ 17,454
   Other income                                               1,834        1,369
   Casualty gains (Note F)                                       --           81
      Total revenues                                         18,792       18,904

Expenses:
   Operating                                                  5,879        6,183
   General and administrative                                   847          760
   Depreciation                                               5,318        4,998
   Interest                                                   4,679        4,217
   Property taxes                                             2,001        2,115
   Loss on early extinguishment of debt                          --          995
      Total expenses                                         18,724       19,268

Income (loss) from continuing operations                         68         (364)
Loss from discontinued operations                                --         (822)
Gain on sale of discontinued operations                          --       13,118
Net income                                                 $     68     $ 11,932

Net income allocated to general partners                   $      1     $    575
Net income allocated to limited partners                         67       11,357
                                                           $     68     $ 11,932
Net income (loss) per limited partnership unit:
    Income (loss) from continuing operations               $   1.50     $  (8.05)
    Loss from discontinued operations                            --       (18.20)
    Gain on sale of discontinued operations                      --       280.22
Net income                                                 $   1.50     $ 253.97

Distributions per limited partnership unit                 $  81.67     $ 410.06

                See Accompanying Notes to Consolidated Financial Statements

                              ANGELES PARTNERS XII

              CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                        (in thousands, except unit data)



                                        Limited
                                       Partnership    General      Limited
                                          Units       Partners    Partners       Total

Original capital contributions            44,773     $      1     $ 44,773      $ 44,774

Partners' capital (deficit)
   at December 31, 2000                   44,718     $     95     $(18,478)     $(18,383)

Net income for the year ended
   December 31, 2001                          --          575        11,357       11,932

Distributions to Partners                     --         (645)      (18,337)     (18,982)

Partners' capital (deficit) at
   December 31, 2001                      44,718           25      (25,458)      (25,433)

Net income for the year
   ended December 31, 2002                    --            1           67            68

Distributions to Partners                     --          (37)      (3,652)       (3,689)

Partners' deficit
   at December 31, 2002                   44,718     $    (11)    $(29,043)     $(29,054)

                See Accompanying Notes to Consolidated Financial Statements

                              ANGELES PARTNERS XII

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                     Year Ended
                                                                    December 31,
                                                                   2002         2001

Cash flows from operating activities:
  Net income                                                    $     68     $ 11,932
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                    5,318        5,228
   Amortization of discounts and loan costs                          203          267
   Loss on early extinguishment of debt                               --        1,744
   Gain on sale of discontinued operations                            --      (13,118)
   Casualty gain                                                      --          (81)
   Bad debt                                                          360          299
   Change in accounts:
      Receivables and deposits                                       125         (681)
      Other assets                                                   (58)         (32)
      Accounts payable                                                13         (460)
      Tenant security deposit liabilities                            (48)        (175)
      Accrued property taxes                                          58         (332)
      Other liabilities                                              874         (389)
       Net cash provided by operating activities                   6,913        4,202
Cash flows from investing activities:
  Property improvements and replacements                          (1,505)      (4,022)
  Net receipts from restricted escrows                               105           45
  Insurance proceeds related to casualty gain                         --           94
  Net proceeds from sale of discontinued operations                   --       14,932
       Net cash (used in) provided by investing activities        (1,400)      11,049
Cash flows from financing activities:
  Payments on mortgage notes payable                              (1,183)        (859)
  Repayment of mortgage notes payable                                 --      (25,040)
  Distributions to partners                                       (3,689)     (18,982)
  Proceeds from refinancings                                          --       29,250
  Prepayment penalties                                                --         (753)
  Advances from affiliate                                             --          675
  Repayment of advances from affiliate                                --         (675)
  Loan costs                                                          --       (1,340)

       Net cash used in financing activities                      (4,872)     (17,724)

Net increase (decrease) in cash and cash equivalents                 641       (2,473)

Cash and cash equivalents at beginning of period                   1,399        3,872

Cash and cash equivalents at end of period                      $  2,040     $  1,399

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $  4,476     $  4,245
Supplemental disclosure of non-cash flow information:
  Property improvements and replacements included
   in accounts payable                                          $     52     $    157

                See Accompanying Notes to Consolidated Financial Statements


                              ANGELES PARTNERS XII
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002


Note A - Organization and Significant Accounting Policies

Organization: Angeles Partners XII (the "Partnership" or "Registrant") is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act pursuant to the amended Certificate and Agreement of Limited
Partnership (herein referred to as the "Agreement") dated May 26, 1983. The Partnership's Managing General Partner is Angeles Realty Corporation II ("ARC II" or the "Managing General Partner"), a California corporation. ARC II was a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which was an affiliate of Insignia Financial Group, Inc. ("Insignia"). Effective February 26, 1999, IPT was merged into Apartment Investment and Management Company ("AIMCO") a publicly traded real estate investment trust. Thus the Managing General Partner is now a wholly-owned subsidiary of AIMCO. The Elliott Accommodation Trust and the Elliott Family Partnership, a California limited partnership, were the Non-Managing General Partners. Effective December 31, 1997, the Elliott
Family Partnership, Ltd. acquired the Elliott Accommodation Trust's general partner interest in the Registrant. On June 30, 2000, Elliott Family Partnership sold its remaining interest to AIMCO Properties LP, a wholly owned subsidiary of AIMCO. The Managing General Partner and the Non-Managing General Partner are herein collectively referred to as the "General Partners". The Partnership Agreement provides that the Partnership is to terminate on December 31, 2035, unless terminated prior to such date. As of December 31, 2002, the Partnership operates six residential properties in or near major urban areas in the United States.

Principles of Consolidation: The consolidated financial statements of the Partnership include its 99.99% limited partnership interest in Pickwick Place AP XII LP. Because the Partnership may remove the General Partner of Pickwick Place AP XII LP, this partnership is controlled and consolidated by the Partnership. The consolidated financial statements also include the Partnership's interests in AP XII Associate GP, LLC, Hunters Glen Phase I GP, LLC and Hunters Glen Phase V GP, LLC, single member limited liability corporations, which are wholly-owned by the Partnership. All significant inter-entity balances have been eliminated. Minority interest is immaterial and not shown separately in the consolidated financial statements.

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

Cash and Cash Equivalents: Cash and cash equivalents includes cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $1,978,000 at December 31, 2002 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged the unit and is current on rental payments.

Loan Costs: Loan costs of approximately $2,411,000 are included in other assets and are being amortized on a straight-line method over the lives of the related loans. Amortization expense for 2002 was approximately $160,000 and is included in interest expense. Accumulated amortization is approximately $949,000 at December 31, 2002, and is also included in other assets. Amortization expense is expected to be $146,000 in 2003, $89,000 in 2004, $75,000 in 2005 and $65,000 in
2006 and 2007.

Restricted escrows:

Capital Reserves - At the time of the refinancing of the mortgages encumbering Hunter's Glen Apartments V and Hunter's Glen Apartments VI on December 20, 2001, a replacement reserve in the amount of $116,000 was established to fund certain capital improvements at the properties. The balance in this escrow account is approximately $117,000 at December 31, 2002.

Replacement Reserve - In conjunction with the refinancing of the mortgage encumbering Pickwick Place Apartments on April 17, 1995, a replacement reserve was established to fund certain nonrecurring costs for interior and exterior capital improvements at the property. The balance in this escrow account is approximately $24,000 at December 31, 2002.

General Reserve - In addition to the Capital Improvement and Replacement Reserve Escrows, General Escrow Accounts of approximately $711,000 were established in conjunction with the refinancings of Hunters Glen IV, Chambers Ridge, and Twin Lake Towers Apartments. These funds were established to make necessary repairs and replacements of existing improvements, debt service, out-of-pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. The Partnership is required to deposit net operating income (as defined in the mortgage note) from the refinanced properties to the General Escrow Accounts until the reserve account equals a minimum of $200 or a maximum of $400 per apartment unit or $265,000 to $529,000. The balance in the General Reserve Account at December 31, 2002, is approximately $300,000.

Investment Properties: Investment properties consist of six apartment complexes which are stated at cost. Acquisition fees are capitalized as a cost of real estate. Expenditures in excess of $250 that maintain an existing asset which has a useful life of more than one year are capitalized as capital replacement expenditures and depreciated over the estimated useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. For the years ended December 31, 2002 and 2001, no adjustments for impairment of value were recorded.

During 2001, AIMCO, an affiliate of the Managing General Partner, commissioned a project to study process improvement ideas to reduce operating costs. The result of the study led to a re-engineering of business processes and eventual redeployment of personnel and related capital spending. The implementation of these plans during 2002, accounted for as a change in accounting estimate, resulted in a refinement of the Partnership's process for capitalizing certain direct and indirect project costs (principally payroll related costs) and increased capitalization of such costs by approximately $231,000 in 2002 compared to 2001.

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

Leases: The Partnership generally leases apartment units for twelve month terms or less and fully reserves all balances outstanding over thirty days. In addition, the Managing General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt at the Partnership's incremental borrowing rate is approximately $60,566,000.

Advertising Costs: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $168,000 and $171,000 for the years ended December 31, 2002 and 2001, respectively, are included in operating expense.

Recent Accounting Pronouncements: Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying consolidated statement of operations for the year ended December 31, 2001 has been restated as of January 1, 2001 to reflect the operations and gain on sale of Gateway Gardens and Briarwood Apartments as loss from discontinued operations and gain on sale of discontinued operations, respectively, due to their sale in May 2001. (see "Note G".)

The Partnership adopted SFAS No. 145 effective April 1, 2002, "Rescission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither of these criteria applies to the Partnership. As a result, the accompanying consolidated statement of operations for the year ended December 31, 2001 has been restated as of January 1, 2001 to reflect the loss on early extinguishment of debt at Gateway Gardens and Briarwood Apartments as loss from discontinued operations rather than as an extraordinary item. The revenues of these properties for the year ended December 31, 2001 were approximately $1,112,000. The loss on early extinguishment of debt from the refinancings of Hunters Glen V and VI has been restated as part of income from continuing operations, rather than as an extraordinary item (see "Notes D and G".)


Note B - Mortgage Notes Payable

The principal terms of mortgage notes payable are as follows:


                           Principal     Monthly                             Principal
                          Balance At     Payment     Standard                 Balance
                         December 31,   Including    Interest   Maturity       Due At
        Property             2002        Interest      Rate       Date        Maturity
                        (in thousands)                                     (in thousands)

Chambers Ridge Apts
  1st mortgage              $ 4,932        $ 41       7.83%      10/2003    $ 4,849
  2nd mortgage                  174           1       7.83%      10/2003        174
Hunters Glen Apts IV
  1st mortgage                7,867          65       8.43%      10/2003      7,787
Hunters Glen Apts V
  1st mortgage               14,026         112       7.14%      01/2022         --
Hunters Glen Apts VI
  1st mortgage               14,598         117       7.14%      01/2022         --
Pickwick Place Apts
  1st mortgage                6,032          54       9.10%      05/2005      5,775
Twin Lake Towers Apts
  1st mortgage                9,933          83       7.83%      10/2003      9,782
  2nd mortgage                  352           2       7.83%      10/2003        352
                             57,914
Less unamortized
  discounts                     (97)
                            $57,817        $475                             $28,719

On December 20, 2001, the Partnership refinanced the mortgages encumbering Hunters Glen Apartments V. The refinancing replaced first and second mortgage indebtedness of approximately $8,511,000 with a new mortgage in the amount of $14,332,000. The new mortgage carries a stated interest rate of 7.14%. The interest rate on the old mortgages was 7.83%. Principal and interest payments on the mortgage loan are due monthly until the mortgage matures in January 2022 at which time it is scheduled to be fully amortized. Total capitalized loan costs were approximately $657,000. The Partnership recognized a loss on the early extinguishment of debt of approximately $488,000 as a result of prepayment penalties of approximately $369,000 and unamortized loan costs and debt discount being written off.

On December 20, 2001, the Partnership refinanced the mortgages encumbering Hunters Glen Apartments VI. The refinancing replaced first and second mortgage indebtedness of approximately $8,858,000 with a new mortgage in the amount of $14,918,000. The new mortgage carries a stated interest rate of 7.14%. The interest rate on the old mortgages was 7.83%. Principal and interest payments on the mortgage loan are due monthly until the mortgage matures in January 2022 at which time it is scheduled to be fully amortized. Total capitalized loan costs were approximately $683,000. The Partnership recognized a loss on the early extinguishment of debt of approximately $507,000 as a result of prepayment penalties of approximately $384,000 and unamortized loan costs and debt discount being written off.

The mortgage notes payable are nonrecourse and are secured by pledge of the Partnership's investment properties and by pledge of revenues from the respective investment properties. Certain of the notes impose prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 2002, are as follows (in thousands):

                                2003           $24,087
                                2004               901
                                2005             6,659
                                2006               904
                                2007               971
                             Thereafter         24,392
                                               $57,914

Note C - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, taxable income or loss of the Partnership is reported in the income tax returns of its partners and no provision for income taxes is made in the financial statements of the Partnership.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

                                               2002        2001

Net income as reported                      $     68    $ 11,932
Add (deduct):
  Depreciation differences                     1,161         310
   Gain on disposition of investment
    property                                      --        (109)
  Unearned income                                268        (117)
  Discounts on mortgage notes payable              3          (3)
  Casualty                                        --         (81)
  Other                                         (251)        (19)
Federal taxable income                      $  1,249    $ 11,913
Federal taxable income
  per limited partnership unit              $  27.65    $ 251.32

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

Net liabilities                         $(29,054)
Land and buildings                         6,828
Accumulated depreciation                  (7,962)
Syndication and distribution costs         6,093
Other                                   $    169

Net liabilities - Federal tax basis     $(23,926)

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

Affiliates of the Managing General Partner, are entitled to receive 5% of gross receipts from all of the Registrant's residential properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $930,000 and $1,063,000 for the years ended December 31, 2002 and 2001, respectively, which is included in operating expenses and loss from discontinued operations.

The Partnership Agreement provides for a fee equal to 7.5% of "net cash flow from operations", as defined in the Partnership Agreement to be paid to the Managing General Partner for executive and administrative management services. One half of this fee is to be accrued and not paid unless the limited partners have received distributions equal to a 5% cumulative annual return on their adjusted capital investment as defined in the Partnership Agreement. This return criteria has not been met. The Managing General Partner was entitled to approximately $325,000 as of the year ended December 31, 2002, which is included in other liabilities and general and administrative expenses. Of this amount, approximately $163,000 will remain accrued until criteria for payment has been met. The Managing General Partner was not entitled to this fee in 2001.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $394,000 and $1,331,000 for the years ended December 31, 2002 and 2001, respectively which is included in general and administrative expenses and investment properties. During the fourth quarter of 2002, the Partnership recorded an adjustment to management reimbursements to the Managing General Partner of approximately $218,000 due to a change in estimated costs. Approximately $234,000 due from the Managing General Partner is included in receivables and deposits in the consolidated balance sheet. For the year ended December 31, 2002 the first three quarters were based on estimated amounts and in the fourth quarter the reimbursements were adjusted based on actual costs. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $86,000 and $769,000 for the years ended December 31, 2002 and 2001, respectively. The construction management service fees are calculated based on a percentage of certain additions to investment properties.

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner advanced the Partnership $675,000 during the year ended December 31, 2001. Of this amount, $600,000 was to fund pre-closing deposits for the mortgage refinancing of Hunters Glen Apartments V and VI, $60,000 was to fund operating expenses at Pickwick Place Apartments and $15,000 was to fund operating expenses at Twin Lake Towers Apartments. All of these advances were repaid during the year ended December 31, 2001. Interest was charged at the prime rate plus 2% and amounted to less than $1,000. There were no loans from the Managing General Partner or associated interest expense during the year ended December 31, 2002.

Pursuant to the Partnership Agreement, the Managing General Partner is entitled to receive a distribution equal to 3% of the aggregate disposition price of sold properties. The Partnership paid a distribution of $186,000 to the Managing General Partner related to the sale of Cooper Point Plaza in 1999. During 2001, the Partnership paid a distribution of approximately $85,000 and $375,000 related to the sales of Briarwood and Gateway Gardens Apartments, respectively. These distributions are subordinate to the limited partners receiving their original capital contributions plus a cumulative preferred return of 6% per annum of their adjusted capital investment, as defined in the Partnership Agreement. If the limited partners have not received these returns when the Partnership terminates, the Managing General Partner will return these amounts to the Partnership.

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

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the year ended December 31, 2002 and 2001, the Partnership paid AIMCO and its affiliates approximately $275,000 and $141,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 30,921 limited partnership units (the "Units") in the Partnership representing 69.15% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 69.15% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Note E - Investment Properties and Accumulated Depreciation

                                               Initial Cost
                                              To Partnership
                                              (in thousands)

                                                      Buildings         Cost
                                                     and Related    Capitalized
                                                      Personal       Subsequent
       Description         Encumbrances     Land      Property     to Acquisition
                         (in thousands)                            (in thousands)
Investment Properties
Chambers Ridge Apts          $ 5,106     $  527        $ 7,823       $ 5,564
Hunters Glen Apts IV           7,867      1,552          8,324         3,328
Hunters Glen Apts V           14,026      1,820          9,759         3,843
Hunters Glen Apts VI          14,598      1,981         10,620         3,943
Pickwick Place Apts            6,032        603          6,552         4,817
Twin Lake Towers Apts         10,285      1,115         12,806         6,508
  Totals                     $57,914     $7,598        $55,884       $28,003

                             Gross Amount At Which
                                    Carried
                              At December 31, 2002
                                 (in thousands)

                                  Buildings
                                     And
                                   Related
                                   Personal             Accumulated      Date    Depreciable
       Description         Land    Property    Total    Depreciation   Acquired   Life-Years
                                                      (in thousands)
Chambers Ridge Apts       $  527   $13,387   $13,914     $ 9,910       07/26/84      5-40
Hunters Glen Apt IV        1,552    11,652    13,204       9,266       01/31/85      5-40
Hunters Glen Apt V         1,820    13,602    15,422      10,747       01/31/85      5-40
Hunters Glen Apt VI        1,981    14,563    16,544      11,636       01/31/85      5-40
Pickwick Place Apts          603    11,369    11,972       8,210       05/11/84      5-40
Twin Lake Towers Apts      1,115    19,314    20,429      15,367       03/30/84      5-40
  Totals                  $7,598   $83,887   $91,485     $65,136

The depreciable lives included above are for the building and components. The depreciable lives for related personal property are for 5 to 7 years.

Reconciliation of "investment properties and accumulated depreciation":

                                                Years Ended December 31,
                                                  2002            2001
                                                     (in thousands)

Investment Properties

Balance at beginning of year                   $ 90,085         $ 96,516
    Property improvements                         1,400            3,924
    Dispositions of assets                           --          (10,355)
Balance at end of year                         $ 91,485         $ 90,085
Accumulated Depreciation
Balance at beginning of year                   $ 59,818         $ 62,568
    Additions charged to expense                  5,318            5,228
    Dispositions of assets                           --           (7,978)
Balance at end of year                         $ 65,136         $ 59,818

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2002 and 2001, is approximately $98,313,000 and $96,849,000, respectively. The accumulated depreciation for Federal income tax purposes as of December 31, 2002 and 2001, is approximately $73,098,000 and $68,941,000, respectively.

Note F - Casualties

During the year ended December 31, 2001, a net casualty gain of approximately $81,000 was recorded at Hunters Glen V Apartments. The casualty gain related to two separate fires, which destroyed a total of seven units during May 2000. The gain was the result of the receipt of insurance proceeds of approximately $94,000, net of the write off of undepreciated fixed assets of approximately $13,000.

Note G - Disposition of Investment Properties

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. The Court has scheduled the hearing on preliminary approval for April 4, 2003 and the hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $ 1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. If the Court grants preliminary approval of the proposed settlement in April, a notice will be distributed to partners providing detail on the terms of the proposed settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal pending the Court's review of the terms of the proposed settlement described above.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

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

The names of the directors and executive officers of ARC II, their ages and the nature of all positions with ARC II presently held by them are as follows:

Name                        Age    Position

Patrick J. Foye              45    Executive Vice President and Director
Paul J. McAuliffe            46    Executive Vice President and Chief
                                     Financial Officer
Thomas C. Novosel            44    Senior Vice President and Chief Accounting
                                     Officer

Patrick J. Foye has been Executive Vice President and Director of the Managing General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998, where he is responsible for continuous improvement, acquisitions of partnership securities, consolidation of minority interests, and corporate and other acquisitions. Prior to joining AIMCO, Mr. Foye was a Merger and Acquisitions Partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the Managing General Partner since April 1, 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and Chief Financial Officer of AIMCO since October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas C. Novosel has been Senior Vice President and Chief Accounting Officer of the Managing General Partner since April 1, 2002. Mr. Novosel has served as Senior Vice President and Chief Accounting Officer of AIMCO since April 2000. From October 1993 until he joined AIMCO, Mr. Novosel was a partner at Ernst & Young LLP, where he served as the director of real estate advisory services for the southern Ohio Valley area offices but did not work on any assignments related to AIMCO or the Partnership.

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

The executive officers and director of the Managing General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Managing General Partner have approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2002 for filing with the Securities and Exchange Commission.

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2003. Fees for 2002 were audit services of approximately $65,000 and non-audit services (principally tax-related) of approximately $30,000.

Item 10. Executive Compensation

None of the directors and officers of the Managing General Partner received any remuneration from the Registrant.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partner Units of the Registrant as of December 31, 2002.

Entity                                  Number of Units      Percentages

Cooper River Properties LLC
(an affiliate of AIMCO)                       4,607            10.30%
Broad River Properties
(an affiliate of AIMCO)                       8,002            17.89%
Insignia Properties, LP
(an affiliate of AIMCO)                       1,824             4.08%
AIMCO Properties, LP
(an affiliate of AIMCO)                      16,488            36.88%


Cooper River Properties, LLC, Broad River Properties and Insignia Properties LP are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, SC 29602.

AIMCO Properties, LP is indirectly ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

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

Affiliates of the Managing General Partner, are entitled to receive 5% of gross receipts from all of the Registrant's residential properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $930,000 and $1,063,000 for the years ended December 31, 2002 and 2001, respectively, which is included in operating expenses and loss from discontinued operations.

The Partnership Agreement provides for a fee equal to 7.5% of "net cash flow from operations", as defined in the Partnership Agreement to be paid to the Managing General Partner for executive and administrative management services. One half of this fee is to be accrued and not paid unless the limited partners have received distributions equal to a 5% cumulative annual return on their adjusted capital investment as defined in the Partnership Agreement. This return criteria has not been met. The Managing General Partner was entitled to approximately $325,000 as of the year ended December 31, 2002, which is included in other liabilities and general and administrative expenses. Of this amount approximately $163,000 will remain accrued until criteria for payment has been met. The Managing General Partner was not entitled to this fee in 2001.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $394,000 and $1,331,000 for the years ended December 31, 2002 and 2001, respectively which is included in general and administrative expenses and investment properties. During the fourth quarter of 2002, the Partnership recorded an adjustment to management reimbursements to the Managing General Partner of approximately $218,000 due to a change in estimated costs. Approximately $234,000 due from the Managing General Partner is included in receivables and deposits in the consolidated balance sheet. For the year ended December 31, 2002 the first three quarters were based on estimated amounts and in the fourth quarter the reimbursements were adjusted based on actual costs. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $86,000 and $769,000 for the years ended December 31, 2002 and 2001, respectively. The construction management service fees are calculated based on a percentage of certain additions to investment properties.

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner advanced the Partnership $675,000 during the year ended December 31, 2001. Of this amount, $600,000 was to fund pre-closing deposits for the mortgage refinancing of Hunters Glen Apartments V and VI, $60,000 was to fund operating expenses at Pickwick Place Apartments and $15,000 was to fund operating expenses at Twin Lake Towers Apartments. All of these advances were repaid during the year ended December 31, 2001. Interest was charged at the prime rate plus 2% and amounted to less than $1,000. There were no loans from the Managing General Partner or associated interest expense during the year ended December 31, 2002.

Pursuant to the Partnership Agreement, the Managing General Partner is entitled to receive a distribution equal to 3% of the aggregate disposition price of sold properties. The Partnership paid a distribution of $186,000 to the Managing General Partner related to the sale of Cooper Point Plaza in 1999. During 2001, the Partnership paid a distribution of approximately $85,000 and $375,000 related to the sales of Briarwood and Gateway Gardens Apartments, respectively. These distributions are subordinate to the limited partners receiving their original capital contributions plus a cumulative preferred return of 6% per annum of their adjusted capital investment, as defined in the Partnership Agreement. If the limited partners have not received these returns when the Partnership terminates, the Managing General Partner will return these amounts to the Partnership.

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

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the year ended December 31, 2002 and 2001, the Partnership paid AIMCO and its affiliates approximately $275,000 and $141,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 30,921 limited partnership units (the "Units") in the Partnership representing 69.15% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 69.15% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

                                     PART IV


Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits:

               See Exhibit Index attached.

         (b) Reports on Form 8-K filed during the fourth quarter of 2002:

               None.

ITEM 14.    Controls and Procedures

The principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this annual report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

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

                                  Date: March 31, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.

/s/Patrick J. Foye        Executive Vice President    Date: March 31, 2003
Patrick J. Foye           and Director


/s/ Thomas C. Novosel     Senior Vice President       Date: March 31, 2003
Thomas C. Novosel         and Chief Accounting Officer

                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this annual report on Form 10-KSB of Angeles Partners XII;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 31, 2003

                                    /s/Patrick J. Foye
                                    Patrick J. Foye
                                    Executive  Vice  President of Angeles Realty
                                    Corporation  II,  equivalent  of  the  chief
                                    executive officer of the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this annual report on Form 10-KSB of Angeles Partners XII;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 31, 2003

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

             (a) First Deeds of Trust and Security Agreements dated September 30, 1993 between AP XII Associates Limited Partnership, a South Carolina Limited Partnership and Lexington Mortgage Company, a Virginia Corporation, securing Twin Lake Towers filed with Form 10-QSB for the nine months ended September 30, 1993 and incorporated herein by reference.

             (b) Second Deeds of Trust and Security Agreements dated September 30, 1993 between AP XII Associates Limited Partnership, a South Carolina Limited Partnership and Lexington Mortgage Company, a Virginia Corporation, securing Twin Lake Towers filed with Form 10-QSB for the nine months ended September 30, 1993 and incorporated herein by reference.

             (c) First Assignments of Leases and Rents dated September 30, 1993 between AP XII Associates Limited Partnership, a South Carolina Limited Partnership and Lexington Mortgage Company, a Virginia Corporation, securing Twin Lake Towers filed with Form 10-QSB for the nine months ended September 30, 1993 and incorporated herein by reference.

             (d) Second Assignments of Leases and Rents dated September 30, 1993 between AP XII Associates Limited Partnership, a South Carolina Limited Partnership and Lexington Mortgage Company, a Virginia Corporation, securing Twin Lake Towers filed with Form 10-QSB for the nine months ended September 30, 1993 and incorporated herein by reference.

             (e) First Deeds of Trust Notes dated September 30, 1993 between AP XII Associates Limited Partnership, a South Carolina Limited Partnership and Lexington Mortgage Company, a Virginia Corporation, securing Twin Lake Towers filed with Form 10-QSB for the nine months ended September 30, 1993 and incorporated herein by reference.

             (f) Second Deeds of Trust Notes dated September 30, 1993 between AP XII Associates Limited Partnership, a South Carolina Limited Partnership and Lexington Mortgage Company, a Virginia Corporation, securing Twin Lake Towers filed with Form 10-QSB for the nine months ended September 30, 1993 and incorporated herein by reference.

      10.14       Contracts related to refinancing of debt.

             (a) First Deeds of Trust and Security Agreements dated September 30, 1993 between AP XII Associates Limited Partnership, a South Carolina Limited Partnership and Lexington Mortgage Company, a Virginia Corporation, securing Hunters Glen filed with Form 10-QSB for the nine months ended September 30, 1993 and incorporated herein by reference.

             (b) Second Deeds of Trust and Security Agreements dated September 30, 1993 between AP XII Associates Limited Partnership, a South Carolina Limited Partnership and Lexington Mortgage Company, a Virginia Corporation, securing Hunters Glen filed with Form 10-QSB for the nine months ended September 30, 1993 and incorporated herein by reference.

             (c) First Assignments of Leases and Rents dated September 30, 1993 between AP XII Associates Limited Partnership, a South Carolina Limited Partnership and Lexington Mortgage Company, a Virginia Corporation, securing Hunters Glen filed with Form 10-QSB for the nine months ended September 30, 1993 and incorporated herein by reference.

             (d) Second Assignments of Leases and Rents dated September 30, 1993 between AP XII Associates Limited Partnership, a South Carolina Limited Partnership and Lexington Mortgage Company, a Virginia Corporation, securing Hunters Glen filed with Form 10-QSB for the nine months ended September 30, 1993 and incorporated herein by reference.

             (e) First Deeds of Trust Notes dated September 30, 1993 between AP XII Associates Limited Partnership, a South Carolina Limited Partnership and Lexington Mortgage Company, a Virginia Corporation, securing Hunters Glen filed with Form 10-QSB for the nine months ended September 30, 1993 and incorporated herein by reference.

             (f) Second Deeds of Trust Notes dated September 30, 1993 between AP XII Associates Limited Partnership, a South Carolina Limited Partnership and Lexington Mortgage Company, a Virginia Corporation, securing Hunters Glen filed with Form 10-QSB for the nine months ended September 30, 1993 and incorporated herein by reference.

      10.15       Contracts related to refinancing of debt.

             (a) First Deeds of Trust and Security Agreements dated September 30, 1993 between AP XII Associates Limited Partnership, a South Carolina Limited Partnership and Lexington Mortgage Company, a Virginia Corporation, securing Chambers Ridge filed with Form 10-QSB for the nine months ended September 30, 1993 and incorporated herein by reference.

             (b) Second Deeds of Trust and Security Agreements dated September 30, 1993 between AP XII Associates Limited Partnership, a South Carolina Limited Partnership and Lexington Mortgage Company, a Virginia Corporation, securing Chambers Ridge filed with Form 10-QSB for the nine months ended September 30, 1993 and incorporated herein by reference.

             (c) First Assignments of Leases and Rents dated September 30, 1993 between AP XII Associates Limited Partnership, a South Carolina Limited Partnership and Lexington Mortgage Company, a Virginia Corporation, securing Chambers Ridge filed with Form 10-QSB for the nine months ended September 30, 1993 and incorporated herein by reference.

             (d) Second Assignments of Leases and Rents dated September 30, 1993 between AP XII Associates Limited Partnership, a South Carolina Limited Partnership and Lexington Mortgage Company, a Virginia Corporation, securing Chambers Ridge filed with Form 10-QSB for the nine months ended September 30, 1993 and incorporated herein by reference.

             (e) First Deeds of Trust Notes dated September 30, 1993 between AP XII Associates Limited Partnership, a South Carolina Limited Partnership and Lexington Mortgage Company, a Virginia Corporation, securing Chambers Ridge filed with Form 10-QSB for the nine months ended September 30, 1993 and incorporated herein by reference.

             (f) Second Deeds of Trust Notes dated September 30, 1993 between AP XII Associates Limited Partnership, a South Carolina Limited Partnership and Lexington Mortgage Company, a Virginia Corporation, securing Chambers Ridge filed with Form 10-QSB for the nine months ended September 30, 1993 and incorporated herein by reference.

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

      10.22 Multifamily Note secured by a Mortgage or Deed of Trust dated December 20, 2001, between Hunters Glen AP XII Limited Partnership and GMAC Commercial Mortgage, relating to Hunters Glen Apartments V & VI. Filed as Exhibit 10.16(g) to the Partnership's Annual Form 10-KSB for the year ended December 31, 2001 and incorporated herein by reference.

99   Certification of Chief Executive Officer and Chief Financial Officer.

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Angeles Partners XII (the "Partnership"), for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    /s/Patrick J. Foye
                              Name: Patrick J. Foye
                              Date: March 31, 2003


                                    /s/Paul J. McAuliffe
                              Name: Paul J. McAuliffe
                              Date: March 31, 2003


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.