Form 10QSB
period 2003-03-31
ANGELES PARTNERS XII
filed 2003-05-15
CIK 720392

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarterly period ended March 31, 2003


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                    For the transition period from _________to _________

                         Commission file number 0-13309


                              ANGELES PARTNERS XII
             (Exact name of registrant as specified in its charter)



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
                        (in thousands, except unit data)

                                 March 31, 2003



Assets
   Cash and cash equivalents                                                $ 1,445
   Receivables and deposits                                                      883
   Restricted escrows                                                            372
   Other assets                                                                1,746
   Investment properties:
      Land                                                    $ 7,598
      Buildings and related personal property                   84,190
                                                                91,788
      Less accumulated depreciation                            (66,420)       25,368
                                                                            $ 29,814

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 398
   Tenant security deposit liabilities                                           733
   Accrued property taxes                                                        699
   Other liabilities                                                             584
   Due to affiliates                                                             371
   Mortgage notes payable                                                     57,550

Partners' Deficit
   General partners                                             $ (26)
   Limited partners (44,718 units issued and
      outstanding)                                             (30,495)      (30,521)
                                                                            $ 29,814


                See Accompanying Notes to Consolidated Financial Statements


                              ANGELES PARTNERS XII
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                                            Three Months Ended
                                                                March 31,
                                                            2003         2002
Revenues:
   Rental income                                         $ 3,922     $ 4,252
   Other income                                              379         495
   Casualty gain                                              29          --
      Total revenues                                       4,330       4,747

Expenses:
   Operating                                               1,574       1,578
   General and administrative                                122         210
   Depreciation                                            1,336       1,348
   Interest                                                1,167       1,151
   Property taxes                                            504         479
      Total expenses                                       4,703       4,766

Net loss                                                 $  (373)    $   (19)

Net loss allocated to general partners                        (4)         --
Net loss allocated to limited partners                      (369)        (19)
                                                         $  (373)    $   (19)

Net loss per limited partnership unit                    $ (8.25)    $ (0.42)

Distributions per limited partnership unit               $ 24.22     $    --


                See Accompanying Notes to Consolidated Financial Statements

                                    ANGELES PARTNERS XII
                   CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                       Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners       Total

Original capital contributions         44,773       $     1      $ 44,773     $ 44,774

Partners' deficit at
   December 31, 2002                   44,718       $   (11)     $(29,043)    $(29,054)

Distributions to partners                  --           (11)       (1,083)      (1,094)

Net loss for the three months
   ended March 31, 2003                    --            (4)         (369)        (373)

Partners' deficit
   at March 31, 2003                   44,718       $   (26)     $(30,495)    $(30,521)


                See Accompanying Notes to Consolidated Financial Statements

                              ANGELES PARTNERS XII
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                 Three Months Ended
                                                                     March 31,
                                                                      2003      2002
Cash flows from operating activities:
  Net loss                                                      $   (373)    $    (19)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Depreciation                                                  1,336        1,348
     Amortization of discounts and loan costs                         52           47
     Casualty gain                                                   (29)          --
     Bad debt                                                        156           --
     Change in accounts:
      Receivables and deposits                                        91          430
      Other assets                                                    45         (365)
      Accounts payable                                               (28)         (14)
      Tenant security deposit liabilities                             23            2
      Accrued property taxes                                         151          129
      Due to affiliates                                             (171)          68
      Other liabilities                                             (167)          75
        Net cash provided by operating activities                  1,086        1,701

Cash flows from investing activities:
  Property improvements and replacements                            (410)        (552)
  Insurance proceeds received                                         32           --
  Net receipts from restricted escrows                                69          187
        Net cash used in investing activities                       (309)        (365)

Cash flows from financing activities:
  Payments on mortgage notes payable                                (278)        (237)
  Distributions to partners                                       (1,094)          --
        Net cash used in financing activities                     (1,372)        (237)

Net (decrease) increase in cash and cash equivalents                (595)      1,099

Cash and cash equivalents at beginning of period                   2,040       1,399

Cash and cash equivalents at end of period                      $ 1,445      $ 2,498

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 980        $ 964
Supplemental disclosure of non-cash information:
  Other assets included in accounts payable                      $ 142        $ --

At December  31,  2002,  accounts  payable  included  approximately  $52,000 for
property   improvements  and  replacements,   which  are  included  in  property
improvements and replacements for the three months ended March 31, 2003.


                See Accompanying Notes to Consolidated Financial Statements


                              ANGELES PARTNERS XII
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Partners XII (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Certain reclassifications have been made to the 2002 balances to conform to the 2003 presentation.

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

Affiliates of the Managing General Partner, are entitled to receive 5% of gross receipts from all of the Partnership's residential properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $218,000 and $231,000 for the three months ended March 31, 2003 and 2002, respectively, which is included in operating expenses.

The Partnership Agreement provides for a fee equal to 7.5% of "net cash flow from operations", as defined in the Partnership Agreement to be paid to the Managing General Partner for executive and administrative management services. One half of this fee is to be accrued and not paid unless the limited partners have received distributions equal to a 5% cumulative annual return on their adjusted capital investment as defined in the Partnership Agreement. This return criteria has not been met. The Managing General Partner was entitled to approximately $371,000 as of March 31, 2003 which is included in Due to affiliates. Of this amount, $325,000 was accrued for 2002 and approximately $46,000 was accrued for the three months ending March 31, 2003. Approximately $186,000 of this accrual will not be paid until the return criteria for payment has been met.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $73,000 and $141,000 for the three months ended March 31, 2003 and 2002, respectively which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $22,000 and $36,000 for the three months ended March 31, 2003 and 2002, respectively. The construction management service fees are calculated based on a percentage of current additions to investment properties.

Pursuant to the Partnership Agreement, the Managing General Partner is entitled to receive a distribution equal to 3% of the aggregate disposition price of sold properties. The Partnership paid a distribution of $186,000 to the Managing General Partner related to the sale of Cooper Point Plaza in 1999. During 2001, the Partnership paid distributions of approximately $85,000 and $375,000 related to the sales of Briarwood and Gateway Gardens Apartments, respectively. These distributions are subordinate to the limited partners receiving their original capital contributions plus a cumulative preferred return of 6% per annum of their adjusted capital investment, as defined in the Partnership Agreement. If the limited partners have not received these returns when the Partnership terminates, the Managing General Partner will return these amounts to the Partnership.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During 2003 and 2002, the Partnership's cost for insurance coverage and fees associated with policy claims administration provided by AIMCO and its affiliates will be approximately $228,000 and $275,000, respectively.

Note C - Casualty Events

In November 2002, Twin Lake Towers Apartments experienced a gas leak, causing damage to eight units. A casualty gain of approximately $29,000 was recorded during the three months ended March 31, 2003, due to the receipt of insurance proceeds of approximately $32,000 net of the write off of net fixed assets of approximately $3,000.

In November 2002, Hunters Glen VI Apartments experienced a fire which destroyed the laundry room. No units were affected. No gain or loss has been recorded related to this casualty. The Partnership expects the damages of approximately $50,000 to be covered by insurance proceeds.

Note D - Legal Proceedings

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. On April 4, 2003, the Court preliminarily approved the settlement and scheduled a hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $ 1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

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

The Partnership's investment properties consist of six apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2003 and 2002:

                                                   Average Occupancy
      Property                                      2003       2002

      Hunters Glen - IV Apartments (1)              90%        94%
        Plainsboro, New Jersey
      Hunters Glen - V Apartments                   91%        93%
        Plainsboro, New Jersey
      Hunters Glen - VI Apartments (1)              90%        95%
        Plainsboro, New Jersey
      Chambers Ridge Apartments (1)                 88%        92%
        Harrisburg, Pennsylvania
      Twin Lake Towers Apartments (2)               87%        92%
        Westmont, Illinois
      Pickwick Place Apartments (3)                 91%        86%
        Indianapolis, Indiana

(1) The Managing General Partner attributes the decrease in occupancy to the weakening economy and layoffs in the market area and the purchase of new homes by tenants due to lower interest rates.

(2) The Managing General Partner attributes the decrease in occupancy at Twin Lake Towers Apartments to job losses in the market area, the purchase of new homes by tenants due to lower interest rates and a gas leak at the property which damaged eight units at the property as described below.

(3) The Managing General Partner attributes the increase in occupancy at Pickwick Place Apartments to increased marketing efforts.

Results from Operations

The Partnership recognized a net loss for the three months ended March 31, 2003 of approximately $373,000 compared to a net loss of approximately $19,000 for the corresponding period in 2002. The increase in net loss is due to a decrease in total revenue, partially offset by a decrease in total expenses and a casualty gain recorded in 2003. The decrease in total revenue was the result of decreases in rental and other income. Rental income decreased due to decreases in occupancy at Hunters Glen IV, Hunters Glen V, Hunters Glen VI, Chambers Ridge, and Twin Lake Towers Apartments, decreases in average rental rates at Hunters Glen VI, Twin Lake Towers and Pickwick Place Apartments, increased concession costs at all but one of the properties and increased bad debt expenses at Hunters Glen IV, V, and VI and Twin Lake Towers. Other income decreased due to decreases in utility reimbursements primarily at Hunters Glen IV, V, and VI and fee adjustments at all of the properties, partially offset by increased late charge fees primarily at Pickwick Place and Twin Lake Towers.

The decrease in total expenses was primarily the result of a decrease in general and administrative expenses partially offset by an increase in property tax expense. Operating, depreciation and interest expenses remained relatively constant for the comparable periods. General and administrative expenses decreased due to a decrease in Partnership management fees as a result of a decrease in cash flows which are used to calculate the fee pursuant to the Partnership Agreement and a decrease in the cost of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expense are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement. Property tax expense increased due to an increase in the tax rate at Pickwick Place Apartments.

In November 2002, Twin Lake Towers Apartments experienced a gas leak, causing damage to eight units. A casualty gain of approximately $29,000 was recorded during the three months ended March 31, 2003, due to the receipt of insurance proceeds of approximately $32,000 net of the write off of net fixed assets of approximately $3,000. In November 2002, Hunters Glen VI Apartments experienced a fire which destroyed the laundry room. No units were affected. No gain or loss has been recorded related to this casualty. The Partnership expects the damages of approximately $50,000 to be covered by insurance proceeds.

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

Liquidity and Capital Resources

At March 31, 2003, the Partnership had cash and cash equivalents of approximately $1,445,000 compared to approximately $2,498,000 at March 31, 2002. Cash and cash equivalents decreased approximately $595,000 since December 31, 2002 due to approximately $1,372,000 and $309,000 of cash used in financing and investing activities, respectively, partially offset by approximately $1,086,000 of cash provided by operating activities. Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Partnership's properties and distributions to partners. Cash used in investing activities consisted of property improvements and replacements partially offset by net receipts from restricted escrows maintained by the mortgage lenders and insurance proceeds received. The Partnership invests its working capital reserves in interest bearing accounts.

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

Hunters Glen Apartments IV

During the three months ended March 31, 2003, the Partnership completed approximately $31,000 of capital improvements at Hunters Glen Apartments IV, consisting primarily of floor covering replacements and lighting improvements. These improvements were funded from operating cash flow and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $215,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of exterior lighting, air conditioning upgrades, floor covering replacements, and other structural upgrades. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

Hunters Glen Apartments V

During the three months ended March 31, 2003, the Partnership completed approximately $28,000 of capital improvements at Hunters Glen Apartments V, consisting primarily of floor covering replacements and lighting improvements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $232,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of exterior lighting, air conditioning upgrades, structural improvements and floor covering replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Hunters Glen Apartments VI

During the three months ended March 31, 2003, the Partnership completed approximately $41,000 of capital improvements at Hunters Glen Apartments VI, consisting primarily of heating and air conditioning upgrades, floor covering replacements, and other structural improvements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $222,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of exterior lighting, structural upgrades, air conditioning improvements, and floor covering replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Chambers Ridge Apartments

During the three months ended March 31, 2003, the Partnership completed approximately $32,000 of capital improvements at Chambers Ridge Apartments, consisting primarily of water and sewer improvements and floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $430,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of window, appliance and floor covering replacements and interior decorating. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Twin Lake Towers Apartments

During the three months ended March 31, 2003, the Partnership completed approximately $193,000 of capital improvements at Twin Lake Towers Apartments, consisting primarily of new cabinets, floor covering replacements and plumbing fixtures. These improvements were funded from operating cash flow and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $117,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering and cabinet replacements, exterior painting, HVAC replacements, and other property improvements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

Pickwick Place Apartments

During the three months ended March 31, 2003, the Partnership completed approximately $33,000 of capital improvements at Pickwick Place Apartments, consisting primarily of floor covering and appliance replacements. These improvements were funded from operating cash flow and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $83,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering and appliance replacements and other property improvements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

Additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The Registrant's mortgage indebtedness encumbering Hunter's Glen V and VI Apartments of approximately $28,447,000 matures in January 2022 at which time it is scheduled to be fully amortized. The mortgage indebtedness encumbering the remaining properties of approximately $29,103,000, net of unamortized discounts, has maturity dates ranging from October 2003 to May 2005, at which time balloon payments totaling $28,719,000 are due. The Managing General Partner will attempt to refinance the indebtedness with balloon payments and/or sell the properties subject to such encumbrances prior to their maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the three months ended March 31, 2003 and 2002 (in thousands except per unit data):


                     Three Months         Per          Three Months         Per
                        Ended           Limited           Ended           Limited
                      March 31,       Partnership       March 31,       Partnership
                         2003             Unit             2002             Unit

Operations             $1,094           $ 24.22          $   --            $    --

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of the debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures, to permit further distributions to its partners during the remainder of 2003 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 30,921 limited partnership units (the "Units") in the Partnership representing 69.15% of the outstanding Units at March 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 69.15% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Registrant. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned and the Partnership fully reserves all outstanding balances over thirty days. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. On April 4, 2003, the Court preliminarily approved the settlement and scheduled a hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

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

                  Exhibit 99, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports  on Form 8-K filed  during the  quarter  ended  March 31,
                  2003:

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

                                 Date:   May 15, 2003

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


Date: May 15, 2003

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


Date: May 15, 2003

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

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Angeles Partners XII (the "Partnership"), for the quarterly period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                     /s/Patrick J. Foye
                               Name: Patrick J. Foye
                               Date: May 15, 2003


                                     /s/Paul J. McAuliffe
                               Name: Paul J. McAuliffe
                               Date: May 15, 2003


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.