Form 10QSB
period 2003-06-30
ANGELES PARTNERS XII
filed 2003-08-13
CIK 720392

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the quarterly period ended June 30, 2003


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
                        (in thousands, except unit data)

                                  June 30, 2003

Assets
   Cash and cash equivalents                                                $ 7,153
   Receivables and deposits                                                    1,646
   Restricted escrows                                                            291
   Other assets                                                                2,419
   Investment properties:
      Land                                                    $ 7,599
      Buildings and related personal property                   84,523
                                                                92,122
      Less accumulated depreciation                            (67,772)       24,350
                                                                            $ 35,859

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 139
   Tenant security deposit liabilities                                           795
   Accrued property taxes                                                        689
   Other liabilities                                                             627
   Due to affiliates                                                             449
   Mortgage notes payable                                                     66,812

Partners' Deficit
   General partners                                             $ (57)
   Limited partners (44,718 units issued and
      outstanding)                                             (33,595)      (33,652)
                                                                            $ 35,859


            See Accompanying Notes to Consolidated Financial Statements

                              ANGELES PARTNERS XII
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                                Three Months Ended       Six Months Ended
                                                     June 30,                June 30,
                                                 2003        2002        2003         2002
Revenues:
   Rental income                              $ 4,083     $ 4,355     $ 8,005     $ 8,607
   Other income                                   496         445         875         940
   Casualty gain (Note E)                          --          --          29          --
        Total revenues                          4,579       4,800       8,909       9,547

Expenses:
   Operating                                    1,524       1,469       3,098       3,047
   General and administrative                     119         247         241         457
   Depreciation                                 1,352       1,338       2,688       2,686
   Interest                                     1,047       1,180       2,214       2,331
   Property taxes                                 499         482       1,003         961
   Loss on early extinguishment of debt           169          --         169          --
        Total expenses                          4,710       4,716       9,413       9,482

Net (loss) income                             $  (131)    $    84     $  (504)    $    65

Net (loss) income allocated to general
   partners                                   $    (1)    $     1     $    (5)    $     1
Net (loss) income allocated to limited
   partners                                      (130)         83        (499)         64

                                              $  (131)    $    84     $  (504)    $    65

Net (loss) income per limited partnership
   unit                                       $ (2.91)    $  1.86     $(11.16)    $  1.43

 Distributions per limited partnership
  unit                                        $ 66.42     $ 66.73     $ 90.64     $ 66.73


            See Accompanying Notes to Consolidated Financial Statements

                                ANGELES PARTNERS XII
               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                     Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners       Total

Original capital contributions         44,773       $     1      $ 44,773     $ 44,774

Partners' deficit at
   December 31, 2002                   44,718       $   (11)     $(29,043)    $(29,054)

Distributions to partners                  --           (41)       (4,053)      (4,094)

Net loss for the six months
   ended June 30, 2003                     --            (5)         (499)        (504)

Partners' deficit
   at June 30, 2003 (Note D)           44,718       $   (57)     $(33,595)    $(33,652)


            See Accompanying Notes to Consolidated Financial Statements


                              ANGELES PARTNERS XII
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                  Six Months Ended
                                                                        June 30,
                                                                   2003       2002
Cash flows from operating activities:
  Net (loss) income                                              $ (504)      $ 65
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
     Depreciation                                                  2,688       2,686
     Amortization of discounts and loan costs                        107          94
     Loss on early extinguishment of debt                            169          --
     Casualty gain                                                   (29)         --
     Bad debt                                                        271          --
     Change in accounts:
      Receivables and deposits                                      (787)        397
      Other assets                                                  (112)       (226)
      Accounts payable                                              (156)       (122)
      Tenant security deposit liabilities                             85           5
      Accrued property taxes                                         141          (8)
      Due to affiliates                                              147           --
      Other liabilities                                             (124)        336
       Net cash provided by operating activities                   1,896       3,227

Cash flows from investing activities:
  Property improvements and replacements                            (733)       (929)
  Net receipts from restricted escrows                               150         272
  Insurance proceeds received                                         32          --
       Net cash used in investing activities                        (551)       (657)

Cash flows from financing activities:
  Payments on mortgage notes payable                                (615)       (533)
  Repayment of mortgage notes payable                            (23,070)         --
  Proceeds from mortgage notes payable                            32,585          --
  Distributions to partners                                       (4,094)     (3,014)
  Advances from affiliates                                          (240)         --
  Prepayment penalties paid                                          (73)         --
  Loan costs paid                                                   (725)         --
       Net cash provided by (used in) financing activities         3,768      (3,547)

Net increase (decrease) in cash and cash equivalents               5,113        (977)

Cash and cash equivalents at beginning of period                   2,040       1,399

Cash and cash equivalents at end of period                      $ 7,153       $ 422

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 2,242      $ 2,097
Supplemental disclosure of non-cash activity:
  Property improvements and replacements in accounts
    payable                                                       $ 11        $ --

At December  31,  2002,  accounts  payable  included  approximately  $52,000 for
property   improvements  and  replacements,   which  are  included  in  property
improvements and replacements for the six months ended June 30, 2003.


            See Accompanying Notes to Consolidated Financial Statements

                              ANGELES PARTNERS XII
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Partners XII (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither of these criteria applies to the Partnership. As a result, the accompanying consolidated statements of operations for 2003 reflect the loss on early extinguishment of debt at Chambers Ridge, Twin Lake Tower and Hunters Glen IV Apartments (see "Note C") in operations rather than as an extraordinary item.

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

Affiliates of the Managing General Partner, are entitled to receive 5% of gross receipts from all of the Partnership's residential properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $444,000 and $474,000 for the six months ended June 30, 2003 and 2002, respectively, which is included in operating expenses.

The Partnership Agreement provides for a fee equal to 7.5% of "net cash flow from operations", as defined in the Partnership Agreement to be paid to the Managing General Partner for executive and administrative management services. One half of this fee is to be accrued and not paid unless the limited partners have received distributions equal to a 5% cumulative annual return on their adjusted capital investment as defined in the Partnership Agreement. This return criteria has not been met. The fee was approximately $46,000 and $153,000 for the six months ended June 30, 2003 and 2002, respectively. The Managing General Partner was owed approximately $209,000 as of June 30, 2003 which is included in Due to affiliates. Approximately $168,000 of this accrual will not be paid until the return criteria for payment has been met.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $117,000 and $291,000 for the six months ended June 30, 2003 and 2002, respectively which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately
$22,000 and $46,000 for the six months ended June 30, 2003 and 2002, respectively. The construction management service fees are calculated based on a percentage of current additions to investment properties.

In addition to reimbursement for services to affiliates, the Partnership paid an affiliate of the Managing General Partner for loan costs related to refinancing of approximately $84,000 for Chambers Ridge Apartments, approximately $120,000 for Twin Lake Towers Apartments and approximately $122,000 for Hunters Glen IV Apartments during the six months ended June 30, 2003 (see "Note C"). These costs were capitalized and are included in other assets on the consolidated balance sheet.

During the six months ended June 30, 2003, the Managing General Partner advanced the Partnership funds to cover costs, related to the refinancing of Twin Lakes Towers mortgage, totaling approximately $240,000. Interest is charged at prime plus 1%. Interest expense on this advance was less than $1,000 for the six months ended June 30, 2003. There were no advances from the Managing General Partner during the six months ended June 30, 2002. This advance was repaid subsequent to June 30, 2003 with the proceeds from the refinancing of Twin Lake Towers.

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

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $228,000 and $275,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Refinancing of Mortgage Notes Payable

On May 16, 2003, the Partnership refinanced the mortgages encumbering Chambers Ridge Apartments. The refinancing replaced the existing mortgages of approximately $5,060,000 with a new mortgage in the amount of $8,385,000. Total capitalized loan costs were approximately $234,000 during the six months ended June 30, 2003. The Partnership recognized a loss on the early extinguishment of debt of approximately $42,000 during the six months ended June 30, 2003, due to the write off of unamortized loan costs, debt discounts and prepayment penalties paid.

Initially the May 16, 2003 refinancing of Chambers Ridge Apartments was under an interim credit facility ("Interim Credit Facility") which also provided for the refinancing of several other properties. The Interim Credit Facility created separate loans for each property refinanced thereunder, which loans were not cross-collateralized or cross-defaulted with each other. During the term of the Interim Credit Facility, Chambers Ridge Apartments was required to make interest-only payments. The first month's interest rate for Chambers Ridge Apartments was 2.78%.

As of June 1, 2003 the loan on Chambers Ridge Apartments was transferred to a different lender. The credit facility ("Permanent Credit Facility") with the new lender has a maturity of five years with an option for the Partnership to elect one five-year extension. This Permanent Credit Facility also created separate loans for each property refinanced thereunder, which loans are not cross-collateralized or cross-defaulted with each other. Each note under this Permanent Credit Facility is initially a variable rate loan, and after three years the Registrant has the option of converting the note to a fixed rate loan. The interest rate on the variable rate loans is 85 basis points over the Fannie Mae discounted mortgage-backed security index (2.06% per annum at June 1, 2003), and the rate resets monthly. Each loan automatically renews at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that the property is on the Permanent Credit Facility. The loans may be prepaid without penalty.

On June 27, 2003, the Partnership refinanced the mortgages encumbering Twin Lake Tower Apartments. The refinancing replaced the existing mortgages of approximately $10,192,000 with a new mortgage in the amount of $12,000,000. The new mortgage carries a stated interest rate of 4.54% per annum compared to the stated interest rate of 7.83% per annum on the prior mortgages. Payments on the mortgage loan are due monthly until the loan is scheduled to be fully amortized on July 1, 2013. Total capitalized loan costs were approximately $252,000 during the six months ended June 30, 2003. The Partnership recognized a loss on the early extinguishment of debt of approximately $124,000 during the six months ended June 30, 2003, due to the write off of unamortized loan costs, debt discounts and prepayment penalties paid.

On June 30, 2003, the Partnership refinanced the mortgage encumbering Hunters Glen IV Apartments. The refinancing replaced the existing mortgage of approximately $7,818,000 with a new mortgage in the amount of $12,200,000. The new mortgage carries a stated interest rate of 5.26% per annum compared to the stated interest rate of 8.43% per annum on the prior mortgage. Payments on the mortgage loan are due monthly until the loan is scheduled to be fully amortized on January 1, 2022. Total capitalized loan costs were approximately $239,000 during the six months ended June 30, 2003. The Partnership recognized a loss on the early extinguishment of debt of approximately $3,000 during the six months ended June 30, 2003, due to the write off of unamortized loan costs.

Note D - Subsequent Event

Subsequent to June 30, 2003, the Partnership distributed approximately $5,785,000 or $128.07 per limited partnership unit. Approximately $5,701,000 or $126.21 per limited partnership unit was paid from the proceeds from the refinancing of the mortgage notes payable at Hunters Glen IV Apartments and Twin Lake Towers Apartments in June 2003 and approximately $84,000 or $1.86 per limited partnership unit was from operations.

Note E - Casualty Events

In November 2002, Twin Lake Towers Apartments experienced a gas leak, causing damage to eight units. A casualty gain of approximately $29,000 was recorded during the six months ended June 30, 2003, due to the receipt of insurance proceeds of approximately $32,000 net of the write off of undepreciated assets of approximately $3,000.

In November 2002, Hunters Glen VI Apartments experienced a fire which destroyed the laundry room. No units were affected. No gain or loss has been recorded related to this casualty. The Partnership expects the damages of approximately $50,000 to be covered by insurance proceeds.

Note F - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint, which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants opposed the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal in light of a settlement.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions.

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

Item 2.     Management's Discussion and Analysis or Plan of Operation

The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; litigation, including costs associated with prosecuting and defending claims and any adverse outcomes, and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties consist of six apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2003 and 2002:

                                                   Average Occupancy
      Property                                      2003       2002

      Hunters Glen - IV Apartments (1)              93%        96%
        Plainsboro, New Jersey
      Hunters Glen - V Apartments (1)               92%        95%
        Plainsboro, New Jersey
      Hunters Glen - VI Apartments (1)              92%        96%
        Plainsboro, New Jersey
      Chambers Ridge Apartments (2)                 90%        93%
        Harrisburg, Pennsylvania
      Twin Lake Towers Apartments                   92%        93%
        Westmont, Illinois
      Pickwick Place Apartments (3)                 93%        87%
        Indianapolis, Indiana

(1) The Managing General Partner attributes the decrease in occupancy to the weakening economy and layoffs in the market area.

(2) The Managing General Partner attributes the decrease in occupancy at Chambers Ridge Apartments to lowered interest rates resulting in the tenants and prospective tenants purchasing homes.

(3) The Managing General Partner attributes the increase in occupancy at Pickwick Place Apartments to increased marketing efforts.

Results from Operations

The Partnership recognized a net loss of approximately $131,000 and $504,000 for the three and six months ended June 30, 2003, respectively, compared to net income of approximately $84,000 and $65,000 for the three and six months ended June 30, 2002. For the three months ended June 30, 2003, the decrease in net income is due to a decrease in total revenues partially offset by a slight decrease in total expenses. For the six months ended June 30, 2003, the decrease in net income is due to a decrease in total revenues, partially offset by a slight decrease in total expenses. The decrease in total revenues for the three month period ended June 30, 2003 is due to a decrease in rental income partially offset by an increase in other income. The decrease in total revenues for the six month period ended June 30, 2003 is due to decreases in both rental and other income slightly offset by a casualty gain. Rental income decreased in both periods due to decreases in occupancy at Hunters Glen IV, Hunters Glen V, Hunters Glen VI, Chambers Ridge, and Twin Lake Towers Apartments, decreases in average rental rates at Hunters Glen VI, Twin Lake Towers and Pickwick Place Apartments, increased concession costs at all of the properties and increased bad debt expenses at all but one of the properties partially offset by increased occupancy at Pickwick Place Apartments and increased rental rates at Chambers Ridge Apartments. Other income decreased for the six month period ended June 30, 2003 due to decreases in utility reimbursements primarily at Hunters Glen IV, V, and VI and reduced fee income at all of the properties. Other income increased for the three month period ended June 30, 2003 due to an increase in utility reimbursements and late charges.

In November 2002, Twin Lake Towers Apartments experienced a gas leak, causing damage to eight units. A casualty gain of approximately $29,000 was recorded during the three and six months ended June 30, 2003, due to the receipt of insurance proceeds of approximately $32,000 net of the write off of undepreciated assets of approximately $3,000. In November 2002, Hunters Glen VI Apartments experienced a fire which destroyed the laundry room. No units were affected. No gain or loss has been recorded related to this casualty. The Partnership expects the damages of approximately $50,000 to be covered by insurance proceeds.

The increase in total expenses for the three months ended June 30, 2003 was primarily the result of an increase in operating and property tax expenses and a loss on early extinguishment of debt, partially offset by a decrease in general and administrative expenses and interest expense. Depreciation expense remained relatively constant for the comparable periods. Operating expenses increased due to an increase in maintenance expense partially offset by decreases in administrative and property management fee expenses. Maintenance expenses increased due to increased snow removal expenses at all the Partnership's properties, lead paint testing at Hunters Glen IV, V, and VI Apartments and increases in contract services and other payroll related expenses at all but one of the Partnership's properties. Administrative expense decreased due to the timing of the ad valorem tax at Hunters Glen IV, V, and VI Apartments. Property management fees decreased primarily due to the decreases in rental income at Hunters Glen IV, V and VI and Twin Lake Towers Apartments. Property tax expense increased due to an increase in the tax rate at Pickwick Place Apartments. Interest expense decreased due to the refinancing of three of the Partnership's properties at lower interest rates.

The decrease in total expenses for the six months ended June 30, 2003 was primarily the result of a decrease in general and administrative expenses and interest expense partially offset by an increase in operating and property tax expenses and a loss on early extinguishment of debt. Depreciation expense remained relatively constant for the comparable periods. Operating expenses increased due to increases in maintenance expense partially offset by decreases in administrative and property management fee expenses. Maintenance expenses increased due to increased snow removal expenses at all the Partnership's properties, lead paint testing at Hunters Glen IV, V, and VI Apartments and increases in contract services and other payroll related expenses at all but one of the Partnership's properties. Administrative expense decreased due to the timing of the ad valorem tax at Hunters Glen IV, V, and VI Apartments. Property management fees decreased primarily due to the decreases in rental income at Hunters Glen IV, V and VI and Twin Lake Towers Apartments. Property tax expense increased due to an increase in the tax rate at Pickwick Place Apartments. Interest expense decreased due to the refinancing of three of the Partnership's properties at lower interest rates.

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither of these criteria applies to the Partnership. As a result, the accompanying consolidated statements of operations for 2003 reflect the loss on early extinguishment of debt at Chambers Ridge, Twin Lake Tower and Hunters Glen IV Apartments (as discussed in "Liquidity and Capital Resources") in operations rather than as an extraordinary item.

General and administrative expenses decreased due to a decrease in Partnership management fees as a result of a decrease in cash flows which are used to calculate the fee pursuant to the Partnership Agreement and a decrease in the cost of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement partially offset by a new Partnership tax related to the investment properties located in New Jersey. This tax was not implemented until late 2002. Also included in general and administrative expense are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At June 30, 2003, the Partnership had cash and cash equivalents of approximately $7,153,000 compared to approximately $422,000 at June 30, 2002. Cash and cash equivalents increased approximately $5,113,000 since December 31, 2002 due to approximately $1,896,000 of cash provided by operating activities and approximately $3,768,000 of cash provided by financing activities, partially offset by approximately $551,000 of cash used in investing activities. Cash provided by financing activities consisted of proceeds from the refinancing of the mortgages at Hunters Glen IV, Chambers Ridge and Twin Lake Towers Apartments, partially offset by distributions to partners, repayments of mortgage notes payable, loan costs paid, principal payments on mortgage notes payable, advances from affiliates and prepayment penalties paid. Cash used in investing activities consisted of property improvements and replacements partially offset by net receipts from restricted escrows maintained by the mortgage lenders and insurance proceeds received. The Partnership invests its working capital reserves in interest bearing accounts.

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

Hunters Glen Apartments IV

During the six months ended June 30, 2003, the Partnership completed approximately $91,000 of capital improvements at Hunters Glen Apartments IV, consisting primarily of floor covering replacements, lighting improvements, structural improvements and heating upgrades. These improvements were funded from operating cash flow and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $38,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of exterior lighting, air conditioning upgrades, floor covering replacements, and other structural upgrades. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

Hunters Glen Apartments V

During the six months ended June 30, 2003, the Partnership completed approximately $93,000 of capital improvements at Hunters Glen Apartments V, consisting primarily of floor covering replacements, lighting improvements, pool upgrades, and heating system upgrades. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $12,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of exterior lighting, air conditioning upgrades, structural improvements and floor covering replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Hunters Glen Apartments VI

During the six months ended June 30, 2003, the Partnership completed approximately $137,000 of budgeted and unbudgeted capital improvements at Hunters Glen Apartments VI, consisting primarily of floor covering replacements, heating and air conditioning upgrades, reconstruction from a fire in the laundry room in November 2002 as discussed in "Results of Operations", pool upgrades and lighting improvements. These improvements were funded from operating cash flow and insurance proceeds. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $60,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of exterior lighting, structural upgrades, air conditioning improvements, and floor covering replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Chambers Ridge Apartments

During the six months ended June 30, 2003, the Partnership completed approximately $51,000 of capital improvements at Chambers Ridge Apartments, consisting primarily of water and sewer improvements and floor covering replacements. These improvements were funded from replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $58,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of window, appliance and floor covering replacements and interior decorating. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Twin Lake Towers Apartments

During the six months ended June 30, 2003, the Partnership completed approximately $244,000 of budgeted and unbudgeted capital improvements at Twin Lake Towers Apartments, consisting primarily of new cabinets, floor covering replacements, plumbing fixtures, and reconstruction due to the gas leak at the property in November 2002 as discussed in "Results of Operations". These improvements were funded from operating cash flow, insurance proceeds and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $40,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering and cabinet replacements, exterior painting, HVAC replacements, and other property improvements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

Pickwick Place Apartments

During the six months ended June 30, 2003, the Partnership completed approximately $76,000 of capital improvements at Pickwick Place Apartments, consisting primarily of floor covering and appliance replacements. These improvements were funded from operating cash flow and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $40,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering and appliance replacements and other property improvements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

Additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

On May 16, 2003, the Partnership refinanced the mortgages encumbering Chambers Ridge Apartments. The refinancing replaced the existing mortgages of approximately $5,060,000 with a new mortgage in the amount of $8,385,000. Total capitalized loan costs were approximately $234,000 during the six months ended June 30, 2003. The Partnership recognized a loss on the early extinguishment of debt of approximately $42,000 during the six months ended June 30, 2003, due to the write off of unamortized loan costs and debt discounts and prepayment penalties paid.

Initially the May 16, 2003 refinancing of Chambers Ridge Apartments was under an interim credit facility ("Interim Credit Facility") which also provided for the refinancing of several other properties. The Interim Credit Facility created separate loans for each property refinanced thereunder, which loans were not cross-collateralized or cross-defaulted with each other. During the term of the Interim Credit Facility, Chambers Ridge Apartments was required to make interest-only payments. The first month's interest rate for Chambers Ridge Apartments was 2.78%.

As of June 1, 2003 the loan on Chambers Ridge Apartments was transferred to a different lender. The credit facility ("Permanent Credit Facility") with the new lender has a maturity of five years with an option for the Partnership to elect one five-year extension. This Permanent Credit Facility also created separate loans for each property refinanced thereunder, which loans are not cross-collateralized or cross-defaulted with each other. Each note under this Permanent Credit Facility is initially a variable rate loan, and after three years the Registrant has the option of converting the note to a fixed rate loan. The interest rate on the variable rate loans is 85 basis points over the Fannie Mae discounted mortgage-backed security index (2.06% per annum at June 1, 2003), and the rate resets monthly. Each loan automatically renews at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that the property is on the Permanent Credit Facility. The loans may be prepaid without penalty.

On June 27, 2003, the Partnership refinanced the mortgages encumbering Twin Lake Tower Apartments. The refinancing replaced the existing mortgages of approximately $10,192,000 with a new mortgage in the amount of $12,000,000. The new mortgage carries a stated interest rate of 4.54% per annum compared to the stated interest rate of 7.83% per annum on the prior mortgages. Payments on the mortgage loan are due monthly until the loan is scheduled to be fully amortized on July 1, 2013. Total capitalized loan costs were approximately $252,000 during the six months ended June 30, 2003. The Partnership recognized a loss on the early extinguishment of debt of approximately $124,000 during the six months ended June 30, 2003, due to the write off of unamortized loan costs, debt discounts and prepayment penalties paid.

On June 30, 2003, the Partnership refinanced the mortgage encumbering Hunters Glen IV Apartments. The refinancing replaced the existing mortgage of approximately $7,818,000 with a new mortgage in the amount of $12,200,000. The new mortgage carries a stated interest rate of 5.26% per annum compared to the stated interest rate of 8.43% per annum on the prior mortgage. Payments on the mortgage loan are due monthly until the loan is scheduled to be fully amortized on January 1, 2022. Total capitalized loan costs were approximately $239,000 during the six months ended June 30, 2003. The Partnership recognized a loss on the early extinguishment of debt of approximately $3,000 during the six months ended June 30, 2003, due to the write off of unamortized loan costs.

The Partnership's mortgage indebtedness encumbering Hunter's Glen IV, V and VI Apartments of approximately $40,466,000 matures in January 2022, at which time it is scheduled to be fully amortized. The mortgage indebtedness encumbering Twin Lakes Towers Apartments of approximately $12,000,000 matures in July 2013, at which time it is scheduled to be fully amortized. The mortgage indebtedness encumbering Chambers Ridge Apartments of approximately $8,368,000 matures in May 2008 with a five year extension option and a balloon payment due at maturity. The mortgage indebtedness encumbering the Pickwick Place Apartments of approximately $5,989,000 matures in May, 2005 at which time a balloon payment totaling approximately $5,775,000 will be due. The Managing General Partner will attempt to refinance the mortgages on Pickwick Place and Chambers Ridge Apartments and/or sell the properties prior to their maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing the properties through foreclosure. The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership.

The Partnership distributed the following amounts during the six months ended June 30, 2003 and 2002 (in thousands, except per unit data):

                      Six Months          Per           Six Months          Per
                        Ended           Limited           Ended           Limited
                       June 30,       Partnership        June 30,       Partnership
                         2003             Unit             2002             Unit

Operations             $1,094           $ 24.22          $ 1,893           $ 41.91
Refinancing (1)            --                --            1,121             24.82
Refinancing (2)         3,000             66.42               --                --
 Total                 $4,094           $ 90.64          $ 3,014           $ 66.73

(1)   From the December 2001 refinancings of Hunters Glen IV and Hunters Glen VI
      Apartments.

(2)   From the May 2003 refinancing of Chambers Ridge Apartments.

Subsequent to June 30, 2003, the Partnership distributed approximately $5,785,000 or $128.07 per limited partnership unit. Approximately $5,701,000 or $126.21 per limited partnership unit was paid from the proceeds from the refinancing of the mortgage notes payable at Hunters Glen IV Apartments and Twin Lake Towers Apartments in June 2003 and Chambers Ridge Apartments in May 2003, and approximately $84,000 or $1.86 per limited partnership unit was from operations.

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 30,921 limited partnership units (the "Units") in the Partnership representing 69.15% of the outstanding Units at June 30, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 69.15% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned and the Partnership fully reserves all outstanding balances over thirty days. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

Item 3.     Controls and Procedures

(a) Disclosure Controls and Procedures. The Partnership's management, with the participation of the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.


                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint, which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants opposed the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10,2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal in light of a settlement.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions.

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

                  Exhibit 10.23, Multifamily Note dated May 16, 2003, between AP XII Associates Limited Partnership, a South Carolina limited partnership, and GMAC Commercial Mortgage Corporation, a California corporation related to Chambers Ridge Apartments.

                  Exhibit 10.24, Multifamily Note dated June 26, 2003, between AIMCO Twin Lake Towers L. P., a Delaware limited partnership, and Keycorp Real Estate Capital Markets, Inc., an Ohio corporation related to Twin Lake Towers Apartments.

                  Exhibit 10.25, Multifamily Note dated June 30, 2003, between Hunters Glen AP XII Limited Partnership, a South Carolina limited partnership, and GMAC Commercial Mortgage Bank, a Utah corporation related to Hunters Glen IV Apartments.

                  Exhibit 31.1, Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 31.2, Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 32.1, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K filed during the quarter ended June 30, 2003:

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

                              Date: August 13, 2003

Exhibit 31.1


                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1.    I have reviewed this quarterly  report on Form 10-QSB of Angeles  Partners
      XII;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 13, 2003

                                    /s/Patrick J. Foye
                                    Patrick J. Foye
                                    Executive  Vice  President of Angeles Realty
                                    Corporation  II,  equivalent  of  the  chief
                                    executive officer of the Partnership

Exhibit 31.2


                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1.    I have reviewed this quarterly  report on Form 10-QSB of Angeles  Partners
      XII;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 13, 2003

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Angeles Partners XII (the "Partnership"), for the quarterly period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  August 13, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  August 13, 2003


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.