Form 10QSB
period 2003-09-30
ANGELES PARTNERS XII
filed 2003-11-14
CIK 720392

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended September 30, 2003


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
                        (in thousands, except unit data)

                               September 30, 2003


Assets
   Cash and cash equivalents                                                $ 1,098
   Receivables and deposits                                                      979
   Restricted escrows                                                             18
   Other assets                                                                2,412
   Investment properties:
      Land                                                    $ 7,599
      Buildings and related personal property                   84,832
                                                                92,431
      Less accumulated depreciation                            (69,052)       23,379
                                                                            $ 27,886

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 154
   Tenant security deposit liabilities                                           763
   Accrued property taxes                                                        380
   Other liabilities                                                             693
   Due to affiliates (Note B)                                                    136
   Mortgage notes payable                                                     66,450

Partners' Deficit
   General partners                                            $ (128)
   Limited partners (44,718 units issued and
      outstanding)                                             (40,562)      (40,690)
                                                                            $ 27,886

            See Accompanying Notes to Consolidated Financial Statements


                              ANGELES PARTNERS XII
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)

                                                  Three Months Ended      Nine Months Ended
                                                    September 30,           September 30,
                                                   2003        2002        2003        2002
Revenues:
  Rental income                                  $ 4,209      $ 4,252     $12,214    $12,859
  Other income                                       460          443       1,335      1,383
  Casualty gain (Note D)                              64           --          93         --
     Total revenues                                4,733        4,695      13,642     14,242

Expenses:
  Operating                                        1,618        1,336       4,716      4,383
  General and administrative                         188          438         429        895
  Depreciation                                     1,333        1,306       4,021      3,992
  Interest                                         1,004        1,180       3,218      3,511
  Property taxes                                     262          483       1,265      1,444
  Loss on early extinguishment of debt
   (Note C)                                           --           --         169         --
     Total expenses                                4,405        4,743      13,818     14,225

Net income (loss)                                 $ 328        $ (48)     $ (176)      $ 17

Net income (loss) allocated to general
  partners (1%)                                    $ 3         $ (1)       $ (2)       $ --
Net income (loss) allocated to limited
  partners (99%)                                     325          (47)       (174)        17

                                                  $ 328        $ (48)     $ (176)      $ 17
Net income (loss) per limited partnership
  unit                                            $ 7.27      $ (1.05)    $ (3.89)    $ 0.38

Distributions per limited partnership
  unit                                           $163.06       $ --       $253.70    $ 66.73

            See Accompanying Notes to Consolidated Financial Statements


                                ANGELES PARTNERS XII
               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                     Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners       Total

Original capital contributions         44,773          $ 1       $ 44,773      $ 44,774

Partners' deficit at
  December 31, 2002                    44,718         $ (11)     $(29,043)     $(29,054)

Distributions to partners                  --           (115)     (11,345)      (11,460)

Net loss for the nine months
  ended September 30, 2003                 --             (2)        (174)         (176)

Partners' deficit at
  September 30, 2003                   44,718         $ (128)    $(40,562)     $(40,690)

            See Accompanying Notes to Consolidated Financial Statements


                              ANGELES PARTNERS XII
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                   Nine Months Ended
                                                                     September 30,
                                                                     2003      2002
Cash flows from operating activities:
  Net (loss) income                                                $ (176)      $ 17
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
     Depreciation                                                    4,021       3,992
     Amortization of discounts and loan costs                          154         149
     Loss on early extinguishment of debt                              169          --
     Casualty gain                                                     (93)         --
     Bad debt                                                          414         300
     Change in accounts:
      Receivables and deposits                                        (263)        143
      Other assets                                                     (74)       (240)
      Accounts payable                                                (130)       (107)
      Tenant security deposit liabilities                               53         (32)
      Accrued property taxes                                          (168)        (33)
      Due to affiliates                                               (189)         --
      Other liabilities                                               (275)        959
        Net cash provided by operating activities                    3,443       5,148

Cash flows from investing activities:
  Property improvements and replacements                            (1,111)     (1,353)
  Net receipts from restricted escrows                                 423         414
  Insurance proceeds received                                          100          --
        Net cash used in investing activities                         (588)       (939)

Cash flows from financing activities:
  Payments on mortgage notes payable                                  (979)       (837)
  Repayment of mortgage notes payable                              (23,070)         --
  Proceeds from mortgage notes payable                              32,585          --
  Distributions to partners                                        (11,460)     (3,014)
  Advance from affiliate                                               240          --
  Repayment of advances from affiliates                               (240)         --
  Prepayment penalties paid                                            (73)         --
  Loan costs paid                                                     (800)         --
        Net cash used in financing activities                       (3,797)     (3,851)

Net (decrease) increase in cash and cash equivalents                  (942)        358
Cash and cash equivalents at beginning of period                     2,040       1,399

Cash and cash equivalents at end of period                        $ 1,098      $ 1,757

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 3,192      $ 3,223

Supplemental disclosure of non-cash flow activity:
  Property improvements and replacements in accounts
   payable                                                          $ --        $ 48

At December  31,  2002,  accounts  payable  included  approximately  $52,000 for
property   improvements  and  replacements,   which  are  included  in  property
improvements and replacements for the nine months ended September 30, 2003.

            See Accompanying Notes to Consolidated Financial Statements


                              ANGELES PARTNERS XII
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Partners XII (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Affiliates of the Managing General Partner, are entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $679,000 and $713,000 for the nine months ended September 30, 2003 and 2002, respectively, which is included in operating expenses.

The Partnership Agreement provides for a fee equal to 7.5% of "net cash flow from operations", as defined in the Partnership Agreement to be paid to the Managing General Partner for executive and administrative management services. One half of this fee is to be accrued and not paid unless the limited partners have received distributions equal to a 5% cumulative annual return on their adjusted capital investment as defined in the Partnership Agreement. This return criteria has not been met. The fee was approximately $136,000 and $253,000 for the nine months ended September 30, 2003 and 2002, respectively. As of September 30, 2003, the Partnership has overpaid the Managing General Partner $95,000 related to these fees, since the aforementioned criteria has not been met. The Managing General Partner is expected to refund the $95,000 in the fourth quarter of 2003.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $181,000 and $450,000 for the nine months ended September 30, 2003 and 2002, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $38,000 and $64,000 for the nine months ended September 30, 2003 and 2002, respectively. The construction management service fees are calculated based on a percentage of current additions to investment properties.

In addition to reimbursement for services to affiliates, the Partnership paid an affiliate of the Managing General Partner for loan costs related to refinancing of approximately $84,000 for Chambers Ridge Apartments, approximately $120,000 for Twin Lake Towers Apartments and approximately $122,000 for Hunters Glen IV Apartments during the nine months ended September 30, 2003 (see "Note C"). These costs were capitalized and are included in other assets on the consolidated balance sheet.

During the nine months ended September 30, 2003, the Managing General Partner advanced the Partnership funds to cover costs related to the refinancing of Twin Lakes Towers mortgage totaling approximately $240,000. Interest was charged at prime plus 1%. Interest expense on this advance was approximately $1,000 for the nine months ended September 30, 2003. This advance and interest incurred was repaid during the nine months ended September 30, 2003 with the proceeds from the refinancing of Twin Lake Towers. There were no advances from the Managing General Partner during the nine months ended September 30, 2002.

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

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $228,000 and $275,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Refinancing of Mortgage Notes Payable

On May 16, 2003, the Partnership refinanced the mortgages encumbering Chambers Ridge Apartments. The refinancing replaced the existing mortgages of approximately $5,060,000 with a new mortgage in the amount of $8,385,000. Total capitalized loan costs were approximately $234,000 during the nine months ended September 30, 2003. The Partnership recognized a loss on the early extinguishment of debt of approximately $42,000 during the nine months ended September 30, 2003, due to the write off of unamortized loan costs, debt discounts and prepayment penalties paid.

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

As of June 1, 2003 the loan on Chambers Ridge Apartments was transferred to a different lender. The credit facility ("Permanent Credit Facility") with the new lender has a maturity of five years with an option for the Partnership to elect one five-year extension. This Permanent Credit Facility also created separate loans for each property refinanced thereunder, which loans are not cross-collateralized or cross-defaulted with each other. Each note under this Permanent Credit Facility is initially a variable rate loan, and after three years the Registrant has the option of converting the note to a fixed rate loan. The interest rate on the variable rate loans is the Fannie Mae discounted mortgage-backed security index plus 85 basis points (1.90% per annum at September 30, 2003), and the rate resets monthly. Each loan automatically renews at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that the property is financed by the Permanent Credit Facility. The loans may be prepaid without penalty.

On June 27, 2003, the Partnership refinanced the mortgages encumbering Twin Lake Tower Apartments. The refinancing replaced the existing mortgages of approximately $10,192,000 with a new mortgage in the amount of $12,000,000. The new mortgage carries a stated interest rate of 4.54% per annum compared to the stated interest rate of 7.83% per annum on the prior mortgages. Payments on the mortgage loan are due monthly until the loan is scheduled to be fully amortized on July 1, 2013. Total capitalized loan costs were approximately $305,000 during the nine months ended September 30, 2003. The Partnership recognized a loss on the early extinguishment of debt of approximately $124,000 during the nine months ended September 30, 2003, due to the write off of unamortized loan costs, debt discounts and prepayment penalties paid.

On June 30, 2003, the Partnership refinanced the mortgage encumbering Hunters Glen IV Apartments. The refinancing replaced the existing mortgage of approximately $7,818,000 with a new mortgage in the amount of $12,200,000. The new mortgage carries a stated interest rate of 5.26% per annum compared to the stated interest rate of 8.43% per annum on the prior mortgage. Payments on the mortgage loan are due monthly until the loan is scheduled to be fully amortized on January 1, 2022. Total capitalized loan costs were approximately $261,000 during the nine months ended September 30, 2003. The Partnership recognized a loss on the early extinguishment of debt of approximately $3,000 during the nine months ended September 30, 2003, due to the write off of unamortized loan costs.

Note D - Casualty Events

In November 2002, Twin Lake Towers Apartments experienced a gas leak, causing damage to eight units. A casualty gain of approximately $29,000 was recorded during the nine months ended September 30, 2003, due to the receipt of insurance proceeds of approximately $32,000 net of the write off of undepreciated assets of approximately $3,000.

In November 2002, Hunters Glen VI Apartments experienced a fire which destroyed the laundry room. No units were affected. A casualty gain of approximately $29,000 was recorded during the nine months ended September 30, 2003, due to the receipt of insurance proceeds of approximately $31,000 net of the write off of undepreciated assets of approximately $2,000.

In April 2003, Pickwick Place Apartments experienced a fire, causing damage to four units and a common hallway. A casualty gain of approximately $35,000 was recorded during the nine months ended September 30, 2003, due to the receipt of insurance proceeds of approximately $37,000 net of the write off of undepreciated assets of approximately $2,000.

Note E - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make at least one round of tender offers to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. The Managing General Partner intends to file a respondent's brief in support of the order approving settlement and entering judgment thereto.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Although the outcome of any litigation is uncertain, in the opinion of the Managing General Partner the claims will not result in any material liability to the Partnership.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

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

The Partnership's investment properties consist of six apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2003 and 2002:

                                                   Average Occupancy
      Property                                      2003       2002

      Hunters Glen - IV Apartments                  94%        95%
        Plainsboro, New Jersey
      Hunters Glen - V Apartments                   94%        95%
        Plainsboro, New Jersey
      Hunters Glen - VI Apartments                  94%        96%
        Plainsboro, New Jersey
      Chambers Ridge Apartments (1)                 91%        94%
        Harrisburg, Pennsylvania
      Twin Lake Towers Apartments                   93%        93%
        Westmont, Illinois
      Pickwick Place Apartments (2)                 92%        89%
        Indianapolis, Indiana

(1) The Managing General Partner attributes the decrease in occupancy at Chambers Ridge Apartments to lowered interest rates resulting in the tenants and prospective tenants purchasing homes.

(2) The Managing General Partner attributes the increase in occupancy at Pickwick Place Apartments to increased marketing efforts.

Results from Operations

The Partnership recognized net income of approximately $328,000 for the three months ended September 30, 2003 and a net loss of approximately $176,000 for the nine months ended September 30, 2003, compared to a net loss of approximately $48,000 for the three months ended September 30, 2002 and net income of approximately $17,000 for the nine months ended September 30, 2002. For the three months ended September 30, 2003, the increase in net income is due to an increase in total revenues and a decrease in total expenses. For the nine months ended September 30, 2003, the decrease in net income is due to a decrease in total revenues, partially offset by a decrease in total expenses.

The increase in total revenues for the three month period ended September 30, 2003 is due to an increase in other income and a casualty gain (as discussed below), partially offset by a decrease in rental income. The decrease in total revenues for the nine month period ended September 30, 2003, is due to decreases in both rental and other income, partially offset by a casualty gain (as discussed below). Rental income decreased for both periods due to decreases in occupancy at Hunters Glen IV, Hunters Glen V, Hunters Glen VI and Chambers Ridge Apartments, decreases in average rental rates at Twin Lake Towers and Pickwick Place Apartments, increased concession costs at Hunters Glen IV, Hunters Glen V, Hunters Glen VI and Twin Lake Towers Apartments, and increased bad debt expenses at all but one of the properties partially offset by an increase in occupancy at Pickwick Place Apartments and increased average rental rates at Hunters Glen IV and Hunters Glen V. Other income increased for the three month period ended September 30, 2003 due to an increase in utility reimbursements and late charges. Other income decreased during the nine month period ended September 30, 2003 primarily due to a decrease in interest income. Interest income decreased due to lower cash balances in interest bearing accounts.

In November 2002, Twin Lake Towers Apartments experienced a gas leak, causing damage to eight units. A casualty gain of approximately $29,000 was recorded during the nine months ended September 30, 2003, due to the receipt of insurance proceeds of approximately $32,000 net of the write off of undepreciated assets of approximately $3,000.

In November 2002, Hunters Glen VI Apartments experienced a fire which destroyed the laundry room. No units were affected. A casualty gain of approximately $29,000 was recorded during the nine months ended September 30, 2003, due to the receipt of insurance proceeds of approximately $31,000 net of the write off of undepreciated assets of approximately $2,000.

In April 2003, Pickwick Place Apartments experienced a fire, causing damage to four units and a common hallway. A casualty gain of approximately $35,000 was recorded during the nine months ended September 30, 2003, due to the receipt of insurance proceeds of approximately $37,000 net of the write off of undepreciated assets of approximately $2,000.

The decrease in total expenses for the three and nine months ended September 30, 2003 was the result of decreases in property tax, interest and general and administrative expenses partially offset by increases in operating and depreciation expenses and a loss on early extinguishment of debt during the nine months ended September 30, 2003. Property tax expense decreased due to prior year tax adjustments at Pickwick Place Apartments due to a change in the way property taxes are assessed in Indiana. Interest expense decreased due to the refinancing of three of the Partnership's properties at lower interest rates during 2003. Operating expenses increased primarily due to increases in maintenance and insurance expenses partially offset by decreases in administrative, property, and property management fee expenses. Maintenance expenses increased due to increased snow removal expenses at all the Partnership's properties, lead paint testing at Hunters Glen IV, V, and VI Apartments and increases in contract services and other payroll related expenses at all of the Partnership's properties. Insurance expense increased primarily due to an increase in hazard insurance premiums at all the properties. Administrative expense decreased due to the timing of the ad valorem tax at Hunters Glen IV, V, and VI Apartments. Property expense decreased due to decreases in salaries and related benefits at Hunters Glen V and Chambers Ridge Apartments and decreases in utilities expense at Twin Lake Towers Apartments, partially offset by an increase in utilities at Chambers Ridge Apartments. Property management fees decreased primarily due to the decreases in rental income at Hunters Glen IV, V, VI and Twin Lake Towers Apartments.

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

General and administrative expenses decreased due to a decrease in Partnership management fees as a result of a decrease in cash flows which are used to calculate the fee pursuant to the Partnership Agreement, a decrease in the cost of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement and by the timing of the accrual of the Partnership tax related to the investment properties located in New Jersey. This tax was not implemented until late 2002. Also included in general and administrative expense are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At September 30, 2003, the Partnership had cash and cash equivalents of approximately $1,098,000 compared to approximately $1,757,000 at September 30, 2002. Cash and cash equivalents decreased approximately $942,000 since December 31, 2002 due to approximately $3,797,000 of cash used in financing activities and approximately $588,000 of cash used in investing activities partially offset by approximately $3,443,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to partners, repayments of mortgage notes payable, loan costs paid, principal payments on mortgage notes payable, repayment of advances from affiliates and prepayment penalties paid partially offset by proceeds from the refinancing of the mortgages at Hunters Glen IV, Chambers Ridge and Twin Lake Towers Apartments and an advance from affiliates. Cash used in investing activities consisted of property improvements and replacements partially offset by net receipts from restricted escrows maintained by the mortgage lenders and insurance proceeds received. The Partnership invests its working capital reserves in interest bearing accounts.

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

Hunters Glen Apartments IV

During the nine months ended September 30, 2003, the Partnership completed approximately $127,000 of capital improvements at Hunters Glen Apartments IV, consisting primarily of floor covering and air conditioning unit replacements, lighting improvements, structural improvements and heating upgrades. These improvements were funded from operating cash flow and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $9,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

Hunters Glen Apartments V

During the nine months ended September 30, 2003, the Partnership completed approximately $135,000 of capital improvements at Hunters Glen Apartments V, consisting primarily of floor covering and air conditioning unit replacements, lighting improvements, pool upgrades, heating system upgrades and other structural improvements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $70,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Hunters Glen Apartments VI

During the nine months ended September 30, 2003, the Partnership completed approximately $229,000 of capital improvements at Hunters Glen Apartments VI, consisting primarily of floor covering replacements, heating and air conditioning upgrades, reconstruction from a fire in the laundry room in November 2002 as discussed in "Results of Operations", pool upgrades and lighting and other structural improvements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $80,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Chambers Ridge Apartments

During the nine months ended September 30, 2003, the Partnership completed approximately $86,000 of capital improvements at Chambers Ridge Apartments, consisting primarily of water and sewer improvements and floor covering replacements. These improvements were funded from replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $28,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of window, appliance and floor covering replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Twin Lake Towers Apartments

During the nine months ended September 30, 2003, the Partnership completed approximately $279,000 of capital improvements at Twin Lake Towers Apartments, consisting primarily of new cabinets, floor covering replacements, plumbing fixtures, and reconstruction due to the gas leak at the property in November 2002 as discussed in "Results of Operations". These improvements were funded from operating cash flow, insurance proceeds and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $38,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering replacements and other property improvements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

Pickwick Place Apartments

During the nine months ended September 30, 2003, the Partnership completed approximately $203,000 of capital improvements at Pickwick Place Apartments, consisting primarily of floor covering and appliance replacements and reconstruction due to a fire at the property in April 2003 as discussed in "Results of Operations". These improvements were funded from operating cash flow, replacement reserves and insurance proceeds. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $60,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of parking lot resurfacing, floor covering and appliance replacements and other property improvements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

Additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

On May 16, 2003, the Partnership refinanced the mortgages encumbering Chambers Ridge Apartments. The refinancing replaced the existing mortgages of approximately $5,060,000 with a new mortgage in the amount of $8,385,000. Total capitalized loan costs were approximately $234,000 during the nine months ended September 30, 2003. The Partnership recognized a loss on the early extinguishment of debt of approximately $42,000 during the nine months ended September 30, 2003, due to the write off of unamortized loan costs and debt discounts and prepayment penalties paid.

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

As of June 1, 2003 the loan on Chambers Ridge Apartments was transferred to a different lender. The credit facility ("Permanent Credit Facility") with the new lender has a maturity of five years with an option for the Partnership to elect one five-year extension. This Permanent Credit Facility also created separate loans for each property refinanced thereunder, which loans are not cross-collateralized or cross-defaulted with each other. Each note under this Permanent Credit Facility is initially a variable rate loan, and after three years the Registrant has the option of converting the note to a fixed rate loan. The interest rate on the variable rate loans is the Fannie Mae discounted mortgage-backed security index plus 85 basis points (1.90% per annum at September 30, 2003), and the rate resets monthly. Each loan automatically renews at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that the property is financed by the Permanent Credit Facility. The loans may be prepaid without penalty.

On June 27, 2003, the Partnership refinanced the mortgages encumbering Twin Lake Tower Apartments. The refinancing replaced the existing mortgages of approximately $10,192,000 with a new mortgage in the amount of $12,000,000. The new mortgage carries a stated interest rate of 4.54% per annum compared to the stated interest rate of 7.83% per annum on the prior mortgages. Payments on the mortgage loan are due monthly until the loan is scheduled to be fully amortized on July 1, 2013. Total capitalized loan costs were approximately $305,000 during the nine months ended September 30, 2003. The Partnership recognized a loss on the early extinguishment of debt of approximately $124,000 during the nine months ended September 30, 2003, due to the write off of unamortized loan costs, debt discounts and prepayment penalties paid.

On June 30, 2003, the Partnership refinanced the mortgage encumbering Hunters Glen IV Apartments. The refinancing replaced the existing mortgage of approximately $7,818,000 with a new mortgage in the amount of $12,200,000. The new mortgage carries a stated interest rate of 5.26% per annum compared to the stated interest rate of 8.43% per annum on the prior mortgage. Payments on the mortgage loan are due monthly until the loan is scheduled to be fully amortized on January 1, 2022. Total capitalized loan costs were approximately $261,000 during the nine months ended September 30, 2003. The Partnership recognized a loss on the early extinguishment of debt of approximately $3,000 during the nine months ended September 30, 2003, due to the write off of unamortized loan costs.

The Partnership's mortgage indebtedness encumbering Hunter's Glen IV, V and VI Apartments of approximately $40,216,000 matures in January 2022, at which time it is scheduled to be fully amortized. The mortgage indebtedness encumbering Twin Lakes Towers Apartments of approximately $11,939,000 matures in July 2013, at which time it is scheduled to be fully amortized. The mortgage indebtedness encumbering Chambers Ridge Apartments of approximately $8,334,000 matures in September 2007 with a five year extension option and a balloon payment due at maturity. The mortgage indebtedness encumbering the Pickwick Place Apartments of approximately $5,961,000 matures in May, 2005 at which time a balloon payment totaling approximately $5,775,000 will be due. The Managing General Partner will attempt to refinance the mortgages on Pickwick Place and Chambers Ridge Apartments and/or sell the properties prior to their maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing the properties through foreclosure. The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership.

The Partnership distributed the following amounts during the nine months ended September 30, 2003 and 2002 (in thousands, except per unit data):

                   Nine Months Ended     Limited     Nine Months Ended     Limited
                     September 30,     Partnership     September 30,     Partnership
                          2003             Unit             2002             Unit
Operations              $ 2,759          $ 61.09          $ 1,893          $ 41.91
Refinancing (1)              --               --            1,121            24.82
Refinancing (2)           8,701           192.61               --               --
 Total                  $11,460          $253.70          $ 3,014          $ 66.73

(1)   From the  December  2001  refinancings  of Hunters  Glen V and Hunters Glen VI
      Apartments.

(2)   From the May 2003  refinancing of Chambers  Ridge  Apartments and the June
      2003 refinancings of Hunters Glen IV and Twin Lake Towers Apartments.

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 30,921 limited partnership units (the "Units") in the Partnership representing 69.15% of the outstanding Units at September 30, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard, on November 14, 2003, AIMCO Properties, L.P., commenced a tender offer to acquire any and all limited Units for a purchase price of $364.17 per Unit. Such offer expires on December 15, 2003.Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 69.15% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment properties. These factors include, but are not limited to, changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause impairment of the Partnership's assets.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make at least one round of tender offers to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. The Managing General Partner intends to file a respondent's brief in support of the order approving settlement and entering judgment thereto.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Although the outcome of any litigation is uncertain, in the opinion of the Managing General Partner the claims will not result in any material liability to the Partnership.

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

                  Exhibit 32.1, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2003.

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


                                    Date: November 13, 2003

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

Date: November 13, 2003

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

Date: November 13, 2003

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Angeles Partners XII (the "Partnership"), for the quarterly period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  November 13, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  November 13, 2003


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.