Form 10KSB
period 2003-12-31
ANGELES PARTNERS XII
filed 2004-03-29
CIK 720392

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
 (Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

                    For the fiscal year ended December 31, 2003

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

State issuer's revenues for its most recent fiscal year.  $18,187,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2003. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

                                     PART I

Item 1.     Description of Business

Angeles Partners XII (the "Partnership" or "Registrant") is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act pursuant to the amended Certificate and Agreement of Limited Partnership (herein referred to as the "Agreement") dated May 26, 1983. The Partnership's managing general partner is Angeles Realty Corporation II ("ARC II" or the "Managing General Partner"), a California corporation. ARC II was a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which was an affiliate of Insignia Financial Group, Inc. ("Insignia"). Effective February 26, 1999, IPT was merged into Apartment Investment and Management Company ("AIMCO") a publicly traded real estate investment trust. Thus the Managing General Partner is now a wholly-owned subsidiary of AIMCO. The Elliott Accommodation Trust and the Elliott Family Partnership, a California limited partnership, were the Non-Managing General Partners. Effective December 31, 1997, the Elliott Family Partnership, Ltd. acquired the Elliott Accommodation Trust's general partner interest in the Partnership. On June 30, 2000, Elliott Family Partnership sold its remaining interest to AIMCO Properties, LP, a wholly owned subsidiary of AIMCO. The Managing General Partner and the Non-Managing General Partner are herein referred to collectively as the "General Partners". The Partnership Agreement provides that the Partnership is to terminate on December 31, 2035, unless terminated prior to such date.

Commencing May 26, 1983, the Partnership offered up to 80,000 Units of Limited Partnership Interest at a purchase price of $1,000 per Unit with a minimum purchase of 5 Units pursuant to a Registration Statement filed with the Securities and Exchange Commission. The Managing General Partner contributed capital in the amount of $1,000 for a 1% interest in the Partnership. The offering terminated on February 13, 1985. Upon termination of the offering, the Partnership had sold 44,773 units aggregating $44,773,000.

The Partnership is engaged in the business of operating and holding real estate properties for investment. In 1984 and 1985 during its acquisition phase, the Partnership acquired ten existing apartment properties and one existing commercial property. In 1990, the Partnership lost one of its apartment properties to foreclosure. During 1991, the Partnership acquired a 44.5% general partnership interest in a joint venture, Princeton Meadows Golf Course Joint Venture ("Joint Venture"), partnering with two affiliated partnerships. In 1999, the Partnership sold its only commercial property, one of its apartment properties and the Joint Venture sold its only investment property, Princeton Meadows Golf Course. In May 2001, the Partnership sold two of its apartment properties. As of December 31, 2003, the Partnership continues to own and operate six apartment complexes. (see "Item 2, Description of Properties").

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

The Partnership has no employees. The Managing General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. Limited partners and the Non-Managing General
Partner have no right to participate in the management or conduct of such business and affairs. An affiliate of the Managing General Partner provides property management services for the Partnership's residential properties.

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

Item 2.     Description of Property

The following table sets forth the Partnership's investments in properties as of December 31, 2003:

                               Date of
Property                      Purchase         Type of Ownership           Use

Chambers Ridge Apartments      7/26/84   Fee ownership subject to       Apartment
 Harrisburg, Pennsylvania                first mortgage (1)             324 units

Hunters Glen Apts - IV        01/31/85   Fee ownership subject to       Apartment
 Plainsboro, New Jersey                  a first mortgage (1)           264 units

Hunters Glen Apts - V         01/31/85   Fee ownership subject to       Apartment
 Plainsboro, New Jersey                  first mortgage (1)             304 units

Hunters Glen Apts - VI        01/31/85   Fee ownership subject to       Apartment
 Plainsboro, New Jersey                  first mortgage (1)             328 units

Pickwick Place Apartments     05/11/84   Fee ownership subject to       Apartment
 Indianapolis, Indiana                   a first mortgage (2)           336 units

Twin Lake Towers
 Apartments                   03/30/84   Fee ownership subject to       Apartments
 Westmont, Illinois                      first mortgage (1)             399 units

(1) Property is held by a Limited Partnership in which the Partnership ultimately owns a 100% interest.

(2) Property is held by a Limited Partnership in which the Partnership owns a 99.99% interest.

Schedule of Properties

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

                            Gross
                          Carrying    Accumulated  Depreciable               Federal
Property                    Value    Depreciation      Life      Method     Tax Basis
                              (in thousands)                              (in thousands)

Chambers Ridge Apts        $14,034      $10,783      5-40 yrs     (1)        $ 3,878
Hunters Glen Apts-IV        13,384        9,954      5-40 yrs     (1)          3,709
Hunters Glen Apts-V         15,608       11,552      5-40 yrs     (1)          4,249
Hunters Glen Apts-VI        16,776       12,487      5-40 yrs     (1)          4,000
Pickwick Place Apts         12,295        8,869      5-40 yrs     (1)          3,335
Twin Lake Towers Apts       20,662       16,738      5-40 yrs     (1)          4,481

                           $92,759      $70,383                              $23,652

(1) Straight line and accelerated

See "Note A" of the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

                            Principal                                         Principal
                           Balance At                                          Balance
                          December 31,    Interest    Period    Maturity       Due At
        Property              2003          Rate    Amortized   Date (2)      Maturity
                         (in thousands)                                    (in thousands)

Chambers Ridge Apts
  1st mortgage               $ 8,266        (1)       30 yrs     09/2007       $ 7,488
Hunters Glen Apts IV
  1st mortgage                12,003       5.26%     18.5 yrs    01/2022            --
Hunters Glen Apts V
  1st mortgage                13,668       7.14%      20 yrs     01/2022            --
Hunters Glen Apts VI
  1st mortgage                14,226       7.14%      20 yrs     01/2022            --
Pickwick Place Apts
  1st mortgage                 5,924       9.10%      28 yrs     03/2005         5,775
Twin Lake Towers Apts
  1st mortgage                11,845       4.54%      10 yrs     07/2013         7,385

                             $65,932                                           $20,648

(1) Adjustable rate based on the Fannie Mae discounted mortgage backed security index plus 85 basis points (1.90% per annum at December 31, 2003).

(2) See "Item 7. Financial Statements - Note B" for information with respect to the Registrant's ability to prepay these loans and more specific details as to the terms of the loans.

On May 16, 2003, the Partnership refinanced the mortgages encumbering Chambers Ridge Apartments. The refinancing replaced the existing mortgages of approximately $5,060,000 with a new mortgage in the amount of $8,385,000. Total capitalized loan costs were approximately $236,000 during the year ended December 31, 2003. The Partnership recognized a loss on the early extinguishment of debt of approximately $42,000 during the year ended December 31, 2003, due to the write off of unamortized loan costs, debt discounts and prepayment penalties paid.

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

As of June 1, 2003 the loan on Chambers Ridge Apartments was transferred to a different lender. The credit facility ("Permanent Credit Facility") with the new lender matures in September 2007 with an option for the Partnership to elect one five-year extension. This Permanent Credit Facility also created separate loans for each property refinanced thereunder, which loans are not cross-collateralized or cross-defaulted with each other. Each note under this Permanent Credit Facility is initially a variable rate loan, and after three years the Partnership has the option of converting the note to a fixed rate loan. The interest rate on the variable rate loans is the Fannie Mae discounted mortgage-backed security index plus 85 basis points (1.90% per annum at December 31, 2003), and the rate resets monthly. Each loan automatically renews at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that the property is financed by the Permanent Credit Facility. The loans may be prepaid without penalty.

On June 27, 2003, the Partnership refinanced the mortgages encumbering Twin Lake Towers Apartments. The refinancing replaced the existing mortgages of approximately $10,192,000 with a new mortgage in the amount of $12,000,000. The new mortgage carries a stated interest rate of 4.54% per annum compared to the stated interest rate of 7.83% per annum on the prior mortgages. Payments on the mortgage loan are due monthly until July 1, 2013 at which time a balloon payment of approximately $7,385,000 is due. Total capitalized loan costs were approximately $305,000 during the year ended December 31, 2003. The Partnership recognized a loss on the early extinguishment of debt of approximately $124,000 during the year ended December 31, 2003, due to the write off of unamortized loan costs, debt discounts and prepayment penalties paid.

On June 30, 2003, the Partnership refinanced the mortgage encumbering Hunters Glen IV Apartments. The refinancing replaced the existing mortgage of approximately $7,818,000 with a new mortgage in the amount of $12,200,000. The new mortgage carries a stated interest rate of 5.26% per annum compared to the stated interest rate of 8.43% per annum on the prior mortgage. Payments on the mortgage loan are due monthly until January 1, 2022 at which time the loan is scheduled to be fully amortized. Total capitalized loan costs were approximately $251,000 during the year ended December 31, 2003. The Partnership recognized a loss on the early extinguishment of debt of approximately $3,000 during the year ended December 31, 2003, due to the write off of unamortized loan costs.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2003 and 2002 for each property were as follows:

                                         Average Annual             Average Annual
                                          Rental Rates                Occupancy
                                           (per unit)
Property                               2003          2002          2003        2002

Chambers Ridge Apartments             $ 7,851       $ 7,507        92%          93%
Hunters Glen Apartments - IV           11,128        10,965        94%          94%
Hunters Glen Apartments - V            11,176        10,981        94%          94%
Hunters Glen Apartments - VI           10,801        10,803        94%          95%
Pickwick Place Apartments (1)           7,444         7,686        93%          89%
Twin Lake Towers Apartments             9,299        10,013        92%          91%

(1) The Managing General Partner attributes the increase in occupancy at Pickwick Place Apartments to increased marketing efforts.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other residential apartment complexes in the area. The Managing General Partner believes that all of the properties are adequately insured. The residential properties are apartment complexes which lease units for terms of one year or less. As of December 31, 2003, no residential tenant leases 10% or more of the available rental space. All of the properties, are in good physical condition subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rates

Real estate taxes and rates in 2003 for each property were:

                                    2003             2003
                                    Taxes            Rate
                               (in thousands)

Chambers Ridge Apartments           $ 189            1.84%
Hunters Glen Apartments-IV            376            2.87%
Hunters Glen Apartments-V             433            2.87%
Hunters Glen Apartments-VI            467            2.87%
Pickwick Place Apartments             178            1.84%
Twin Lake Towers Apartments           311            5.36%

During 2003, the state of Indiana implemented a reassessment of property tax values. The Partnership is currently appealing the reassessed property tax value of Pickwick Place Apartments. In the state of Indiana property tax bills are paid one year in arrears. Thus, the 2002 property tax bills are received and paid in 2003. Due to the Partnership's appeal of the reassessed property value, the property tax accrual for 2003 and, in certain situations, the remaining liability for the 2002 property tax bills is based on the property tax value as estimated by a third party property tax specialist. The 2003 property tax expense based on this estimate and recorded in the financial statements is approximately $178,000. If the Partnership is unsuccessful in its appeal, it could potentially be liable for up to $151,000 of additional property taxes. The Partnership believes that the recorded liability is the best estimate of the amounts to be paid for Indiana property taxes.

During the fourth quarter of 2003, the Partnership recorded an adjustment to reflect the property value estimated by the specialist and adjusted the accrued property taxes and tax expense by approximately $134,000.

Capital Improvements

Chambers Ridge Apartments

During the year ended December 31, 2003, the Partnership spent approximately $120,000 in capital improvements consisting primarily of water and sewer improvements, floor covering and water heater replacements and lighting and structural improvements. These improvements were funded from replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and expects to budget approximately $178,000. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Hunters Glen Apartments IV

During the year ended December 31, 2003, the Partnership spent approximately $180,000 in capital improvements consisting primarily of floor covering and air conditioning unit replacements, lighting improvements, structural improvements and heating upgrades. These improvements were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and expects to budget approximately $145,000. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Hunters Glen Apartments V

During the year ended December 31, 2003, the Partnership spent approximately $186,000 in capital improvements consisting primarily of floor covering and air conditioning unit replacements, lighting improvements, pool upgrades, heating system upgrades, and other structural improvements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and expects to budget approximately $167,000. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Hunters Glen Apartments VI

During the year ended December 31, 2003, the Partnership spent approximately $256,000 in capital improvements consisting primarily of floor covering replacements, heating and air conditioning upgrades, reconstruction from a fire in the laundry room in November 2002 as discussed in "Item 6. Management's Discussion and Analysis or Plan of Operation", pool upgrades, and lighting and other structural improvements. These improvements were funded from operating cash flow and insurance proceeds. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and expects to budget approximately $180,000. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Pickwick Place Apartments

During the year ended December 31, 2003, the Partnership spent approximately $357,000 in capital improvements consisting primarily of floor covering and appliance replacements, roof replacement, major landscaping, parking lot resurfacing, and reconstruction due to a fire at the property in April 2003 as discussed in "Item 6. Management's Discussion and Analysis or Plan of Operation". These improvements were funded from operating cash flow, replacement reserves and insurance proceeds. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and expects to budget approximately $185,000. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

Twin Lake Towers Apartments

During the year ended December 31, 2003, the Partnership spent approximately $288,000 in capital improvements consisting primarily of cabinets and floor covering replacements, plumbing fixture upgrades, and reconstruction due to the gas leak at the property in November 2002 as discussed in "Item 6. Management's Discussion and Analysis or Plan of Operation". These improvements were funded from operating cash flow, insurance proceeds and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and expects to budget approximately $219,000. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. The Managing General Partner is currently scheduled to file a brief in support of the order approving settlement and entering judgment thereto by April 23, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Discovery is currently underway.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

Item 4.     Submission of Matters to a Vote of Security Holders

The unitholders of the Partnership did not vote on any matter during the quarter ended December 31, 2003.

                                     PART II

Item 5. Market for the Partnership's Common Equity and Related Security Holder Matters

The Partnership, a publicly-held limited partnership, sold 44,773 Limited Partnership Units during its offering period through February 13, 1985. As of December 31, 2003, the Partnership had 1,353 Limited Partners of record and 44,718 Limited Partnership Units (the "Units") outstanding. As of December 31, 2003, affiliates of the Managing General Partner owned 31,213 limited partnership units or 69.80% of the outstanding Units. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2003 and 2002 (see Item 6. "Management's Discussion and Analysis or Plan of Operation" for further details):

                                                Distributions
                                                           Per Limited
                                        Aggregate        Partnership Unit
                                      (in thousands)

       01/01/02 - 12/31/02             $ 3,689 (1)           $ 81.67
       01/01/03 - 12/31/03              11,460 (2)            253.70

(1) Consists of $2,568,000 from operations and $1,121,000 from remaining refinance proceeds.

(2)   Consists of $2,759,000  from  operations  and  $3,082,000,  $1,532,000 and
      $4,087,000 of refinancing proceeds from Chambers Ridge, Twin Lake Towers, and Hunters Glen IV Apartments, respectively.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners in 2004 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 31,213 limited partnership units (the "Units") in the Partnership representing 69.80% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 69.80% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net loss for the year ended December 31, 2003 was approximately $528,000 compared to net income of approximately $68,000 for the corresponding period in 2002. The decrease in net income for the year ended December 31, 2003, is primarily due to a decrease in total revenues, partially offset by a slight decrease in total expenses.

The decrease in total revenues for the year ended December 31, 2003, is due to decreases in both rental and other income, partially offset by a casualty gain recognized in 2003 (as discussed below). Rental income decreased due to decreases in average rental rates at Pickwick Place and Twin Lake Towers Apartments, increased concession costs at all of the Partnership's properties, and increased bad debt expenses at all but one of the properties, partially offset by an increase in occupancy at Pickwick Place Apartments and increases in average rental rates at Hunters Glen IV, Hunters Glen V, and Chambers Ridge Apartments. Other income decreased due to decreases in laundry income at Hunters Glen IV, V and VI Apartments, and interest income partially offset by increases in late charges and lease cancellation fees primarily at Pickwick Place Apartments. Interest income decreased due to lower cash balances in interest bearing accounts.

In November 2002, Twin Lake Towers Apartments experienced a gas leak, causing damage to eight units. A casualty gain of approximately $29,000 was recorded during the year ended December 31, 2003, due to the receipt of insurance proceeds of approximately $32,000 net of the write off of undepreciated assets of approximately $3,000.

In November 2002, Hunters Glen VI Apartments experienced a fire which destroyed the laundry room. No units were affected. A casualty gain of approximately $29,000 was recorded during the year ended December 31, 2003, due to the receipt of insurance proceeds of approximately $32,000 net of the write off of undepreciated assets of approximately $3,000.

In April 2003, Pickwick Place Apartments experienced a fire, causing damage to four units and a common hallway. A casualty gain of approximately $53,000 was recorded during the year ended December 31, 2003, due to the receipt of insurance proceeds of approximately $55,000 net of the write off of undepreciated assets of approximately $2,000.

The decrease in total expenses for the year ended December 31, 2003 was the result of decreases in interest, property tax and general and administrative expenses partially offset by increases in operating and depreciation expenses and a loss on early extinguishment of debt during the year ended December 31, 2003 related to the refinancing of the debt at three of the Partnership's properties. (See "Liquidity and Capital Resources" for further information). Interest expense decreased due to the refinancing of three of the Partnership's properties at lower interest rates during 2003. Property tax expense decreased primarily due to adjustments at Pickwick Place Apartments due to a change in the way property taxes are assessed in Indiana. During 2003, the state of Indiana implemented a reassessment of property tax values. The Partnership is currently appealing the reassessed property tax value of Pickwick Place Apartments. In the state of Indiana property tax bills are paid one year in arrears. Thus, the 2002 property tax bills are received and paid in 2003. Due to the Partnership's appeal of the reassessed property value, the property tax accrual for 2003 and, in certain situations, the remaining liability for the 2002 property tax bills is based on the property tax value as estimated by a third party property tax specialist. The 2003 property tax expense based on this estimate and recorded in the financial statements is approximately $178,000. If the Partnership is unsuccessful in its appeal, it could potentially be liable for up to $151,000 of additional property taxes. The Partnership believes that the recorded liability is the best estimate of the amounts to be paid for Indiana property taxes. During the fourth quarter of 2003, the Partnership recorded an adjustment to reflect the property value estimated by the specialist and adjusted the accrued property taxes and tax expense by approximately $134,000.

Operating expenses increased primarily due to increases in maintenance, insurance, and property expenses, partially offset by decreases in administrative expenses. Maintenance expenses increased due to increased snow removal expenses at all the Partnership's properties, lead paint testing at Hunters Glen IV, V, and VI Apartments and increases in contract services at all of the Partnership's properties. Insurance expense increased due to an increase in hazard insurance premiums at all but one of the Partnership's properties. Property expenses increased primarily due to an increase in salaries and related benefits at Hunters Glen IV Apartments, and increases in utilities and utility processing fees at Hunters Glen IV and Chambers Ridge Apartments. Administrative expense decreased due to a decrease in the ad valorem tax at Hunters Glen IV, V, and VI Apartments. Depreciation expenses increased due to property improvements and replacements placed into service during the past twelve months.

General and administrative expenses decreased due to a decrease in Partnership management fees as a result of a decrease in cash flows which are used to calculate the fee pursuant to the Partnership Agreement partially offset by an increase in the cost of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At December 31, 2003, the Partnership had cash and cash equivalents of approximately $1,975,000 compared to approximately $2,040,000 at December 31, 2002. The decrease in cash and cash equivalents of approximately $65,000 is due to approximately $4,307,000 of cash used in financing activities and approximately $906,000 of cash used in investing activities partially offset by approximately $5,148,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to partners, repayments of mortgage notes payable, loan costs paid, principal payments on mortgage notes payable, repayment of advances from affiliates and prepayment penalties paid, partially offset by proceeds from the refinancing of the mortgages at Hunters Glen IV, Chambers Ridge and Twin Lake Towers Apartments and an advance from affiliates. Cash used in investing activities consisted of property improvements and replacements, partially offset by net receipts from restricted escrows maintained by the mortgage lenders and insurance proceeds received. The Partnership invests its working capital reserves in interest bearing accounts.

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

The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year. The minimum amount to be budgeted is expected to be approximately $1,074,000. Additional improvements may be considered and will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties. The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

On May 16, 2003, the Partnership refinanced the mortgages encumbering Chambers Ridge Apartments. The refinancing replaced the existing mortgages of approximately $5,060,000 with a new mortgage in the amount of $8,385,000. Total capitalized loan costs were approximately $236,000 during the year ended December 31, 2003. The Partnership recognized a loss on the early extinguishment of debt of approximately $42,000 during the year ended December 31, 2003, due to the write off of unamortized loan costs and debt discounts and prepayment penalties paid.

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

As of June 1, 2003 the loan on Chambers Ridge Apartments was transferred to a different lender. The credit facility ("Permanent Credit Facility") with the new lender matures in September 2007 with an option for the Partnership to elect one five-year extension. This Permanent Credit Facility also created separate loans for each property refinanced thereunder, which loans are not cross-collateralized or cross-defaulted with each other. Each note under this Permanent Credit Facility is initially a variable rate loan, and after three years the Partnership has the option of converting the note to a fixed rate loan. The interest rate on the variable rate loans is the Fannie Mae discounted mortgage-backed security index plus 85 basis points (1.90% per annum at December 31, 2003), and the rate resets monthly. Each loan automatically renews at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that the property is financed by the Permanent Credit Facility. The loans may be prepaid without penalty.

On June 27, 2003, the Partnership refinanced the mortgages encumbering Twin Lake Towers Apartments. The refinancing replaced the existing mortgages of approximately $10,192,000 with a new mortgage in the amount of $12,000,000. The new mortgage carries a stated interest rate of 4.54% per annum compared to the stated interest rate of 7.83% per annum on the prior mortgages. Payments on the mortgage loan are due monthly until July 1, 2013 at which time a balloon payment of approximately $7,385,000 is due. Total capitalized loan costs were approximately $305,000 during the year ended December 31, 2003. The Partnership recognized a loss on the early extinguishment of debt of approximately $124,000 during the year ended December 31, 2003, due to the write off of unamortized loan costs, debt discounts and prepayment penalties paid.

On June 30, 2003, the Partnership refinanced the mortgage encumbering Hunters Glen IV Apartments. The refinancing replaced the existing mortgage of approximately $7,818,000 with a new mortgage in the amount of $12,200,000. The new mortgage carries a stated interest rate of 5.26% per annum compared to the stated interest rate of 8.43% per annum on the prior mortgage. Payments on the mortgage loan are due monthly until January 1, 2022 at which time the loan is scheduled to be fully amortized. Total capitalized loan costs were approximately $251,000 during the year ended December 31, 2003. The Partnership recognized a loss on the early extinguishment of debt of approximately $3,000 during the year ended December 31, 2003, due to the write off of unamortized loan costs.

The Partnership's mortgage indebtedness encumbering Hunter's Glen IV, V and VI Apartments of approximately $39,897,000 matures in January 2022, at which time it is scheduled to be fully amortized. The mortgage indebtedness encumbering Twin Lake Towers Apartments of approximately $11,845,000 matures in July 2013, at which time a balloon payment totaling approximately $7,385,000 will be due. The mortgage indebtedness encumbering Chambers Ridge Apartments of approximately $8,266,000 matures in September 2007 with a five year extension option and a balloon payment of approximately $7,488,000 due at maturity. The mortgage indebtedness encumbering Pickwick Place Apartments of approximately $5,924,000 matures in March 2005, at which time a balloon payment of approximately $5,775,000 will be due. The Managing General Partner will attempt to refinance the mortgages on Twin Lake Towers, Pickwick Place and Chambers Ridge Apartments and/or sell the properties prior to their maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing the properties through foreclosure. The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership.

The Partnership distributed the following amounts during the years ended December 31, 2003 and 2002 (in thousands except per unit data):

                                        Per Limited                        Per Limited
                        Year Ended      Partnership      Year Ended        Partnership
                    December 31, 2003      Unit       December 31, 2002       Unit

Operations               $ 2,759          $ 61.08          $ 2,568           $ 56.85
Refinancing                 8,701 (1)      192.62            1,121 (2)         24.82
                         $11,460          $253.70          $ 3,689           $ 81.67

(1) From the May 2003 refinancing of Chambers Ridge Apartments and the June 2003 refinancings of Hunters Glen IV and Twin Lake Towers Apartments.

(2) From the December 2001 refinancings of Hunters Glen V and Hunters Glen VI Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of the debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures, to permit any distributions to its partners during 2004 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 31,213 limited partnership units (the "Units") in the Partnership representing 69.80% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 69.80% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

Item 7.     Financial Statements

ANGELES PARTNERS XII

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young, LLP Independent Auditors

      Consolidated Balance Sheet - December 31, 2003

     Consolidated Statements of Operations - Years ended December 31, 2003 and 2002

     Consolidated Statement of Changes in Partners' Deficit - Years ended December 31, 2003 and 2002

     Consolidated Statements of Cash Flows - Years ended December 31, 2003 and 2002

      Notes to Consolidated Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors



The Partners
Angeles Partners XII


We have audited the accompanying consolidated balance sheet of Angeles Partners XII as of December 31, 2003, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Angeles Partners XII at December 31, 2003, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

                                                            /s/ERNST & YOUNG LLP


Greenville, South Carolina
March 16, 2004

                              ANGELES PARTNERS XII

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2003

Assets
  Cash and cash equivalents                                                   $ 1,975
  Receivables and deposits                                                         985
  Restricted escrows                                                                27
  Other assets                                                                   2,285
  Investment properties (Notes B and E):
    Land                                                        $ 7,598
    Buildings and related personal property                       85,161
                                                                  92,759
    Less accumulated depreciation                                (70,383)       22,376

                                                                              $ 27,648
Liabilities and Partners' Deficit
Liabilities
  Accounts payable                                                             $ 208
  Tenant security deposit liabilities                                              708
  Accrued property taxes                                                           595
  Other liabilities                                                                708
  Due to affiliates (Note D)                                                       539
  Mortgage notes payable (Note B)                                               65,932

Partners' Deficit
  General partners                                               $ (131)
  Limited partners (44,718 units issued and outstanding)         (40,911)      (41,042)

                                                                              $ 27,648

           See Accompanying Notes to Consolidated Financial Statements


                              ANGELES PARTNERS XII

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)

                                                                 Years Ended
                                                                 December 31,
                                                              2003           2002
Revenues:
  Rental income                                             $16,292         $16,958
  Other income                                                1,784           1,834
  Casualty gains (Note F)                                       111              --
      Total revenues                                         18,187          18,792

Expenses:
  Operating                                                   6,298           5,879
  General and administrative                                    764             847
  Depreciation                                                5,352           5,318
  Interest                                                    4,235           4,679
  Property taxes (Note G)                                     1,897           2,001
  Loss on early extinguishment of debt (Note B)                 169              --
      Total expenses                                         18,715          18,724

Net (loss) income (Note C)                                   $ (528)         $ 68

Net (loss) income allocated to general partners (1%)          $ (5)           $ 1
Net (loss) income allocated to limited partners (99%)          (523)             67

                                                             $ (528)         $ 68

Net (loss) income per limited partnership unit              $(11.70)        $ 1.50

Distributions per limited partnership unit                  $253.70         $ 81.67

           See Accompanying Notes to Consolidated Financial Statements


                              ANGELES PARTNERS XII

               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)

                                     Limited
                                    Partnership     General       Limited
                                       Units        Partners      Partners       Total

Original capital contributions         44,773         $ 1         $ 44,773      $ 44,774

Partners' capital (deficiency)
  at December 31, 2001                 44,718         $ 25        $(25,458)     $(25,433)

Net income for the year ended
  December 31, 2002                        --             1             67            68

Distributions to Partners                  --           (37)        (3,652)       (3,689)

Partners' deficit at
  December 31, 2002                    44,718           (11)       (29,043)      (29,054)

Net loss for the year ended
  December 31, 2003                        --            (5)          (523)         (528)

Distributions to Partners                  --          (115)       (11,345)      (11,460)

Partners' deficit at
  December 31, 2003                    44,718        $ (131)      $(40,911)     $(41,042)


           See Accompanying Notes to Consolidated Financial Statements


                              ANGELES PARTNERS XII

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                       Years Ended
                                                                      December 31,
                                                                    2003         2002
Cash flows from operating activities:
  Net (loss) income                                                $ (528)       $ 68
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
     Depreciation                                                    5,352        5,318
     Amortization of discounts and loan costs                          199          203
     Loss on early extinguishment of debt                              169           --
     Casualty gain                                                    (111)          --
     Bad debt                                                          519          360
     Change in accounts:
      Receivables and deposits                                        (374)         125
      Other assets                                                      (1)         (58)
      Accounts payable                                                 (76)          13
      Tenant security deposit liabilities                               (2)         (48)
      Accrued property taxes                                            47           58
      Due to affiliates                                                214           --
      Other liabilities                                               (260)         874
        Net cash provided by operating activities                    5,148        6,913

Cash flows from investing activities:
  Property improvements and replacements                            (1,439)      (1,505)
  Net receipts from restricted escrows                                 414          105
  Insurance proceeds received                                          119           --
        Net cash used in investing activities                         (906)      (1,400)

Cash flows from financing activities:
  Payments on mortgage notes payable                                (1,497)      (1,183)
  Repayment of mortgage notes payable                              (23,070)          --
  Proceeds from mortgage notes payable                              32,585           --
  Distributions to partners                                        (11,460)      (3,689)
  Advances from affiliate                                              240           --
  Repayment of advances from affiliate                                (240)          --
  Prepayment penalties paid                                            (73)          --
  Loan costs paid                                                     (792)          --
        Net cash used in financing activities                       (4,307)      (4,872)

Net (decrease) increase in cash and cash equivalents                   (65)         641
Cash and cash equivalents at beginning of the year                   2,040        1,399

Cash and cash equivalents at end of the year                       $ 1,975      $ 2,040

Supplemental disclosure of cash flow information:
  Cash paid for interest                                           $ 4,129      $ 4,476

Supplemental disclosure of non-cash flow information:
  Property improvements and replacements included in
   accounts payable                                                 $ --         $ 52

           See Accompanying Notes to Consolidated Financial Statements


                              ANGELES PARTNERS XII

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003


Note A - Organization and Significant Accounting Policies

Organization: Angeles Partners XII (the "Partnership" or "Registrant") is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act pursuant to the amended Certificate and Agreement of Limited
Partnership (herein referred to as the "Agreement") dated May 26, 1983. The Partnership's managing general partner is Angeles Realty Corporation II ("ARC II" or the "Managing General Partner"), a California corporation. ARC II was a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which was an affiliate of Insignia Financial Group, Inc. ("Insignia"). Effective February 26, 1999, IPT was merged into Apartment Investment and Management Company ("AIMCO") a publicly traded real estate investment trust. Thus the Managing General Partner is now a wholly-owned subsidiary of AIMCO. The Elliott Accommodation Trust and the Elliott Family Partnership, a California limited partnership, were the Non-Managing General Partners. Effective December 31, 1997, the Elliott
Family  Partnership,  Ltd.  acquired the Elliott  Accommodation  Trust's general partner interest in the Partnership. On June 30, 2000, Elliott Family Partnership sold its remaining interest to AIMCO Properties, LP, a wholly owned subsidiary of AIMCO. The Managing General Partner and the Non-Managing General Partner are herein collectively referred to as the "General Partners". The Partnership Agreement provides that the Partnership is to terminate on December 31, 2035, unless terminated prior to such date. As of December 31, 2003, the Partnership operates six residential properties in or near major urban areas in the United States.

Principles of Consolidation: The consolidated financial statements of the Partnership include its 99.99% limited partnership interest in Pickwick Place AP XII LP. Because the Partnership may remove the General Partner of Pickwick Place AP XII LP, this partnership is controlled and consolidated by the Partnership. The consolidated financial statements also include the Partnership's interests in AP XII Associate GP, LLC and Hunters Glen Phase V GP, LLC, single member limited liability corporations, which are wholly-owned by the Partnership and APXII Associates, LP which is wholly owned by the Partnership. All significant inter-entity balances have been eliminated. Minority interest is immaterial and not shown separately in the consolidated financial statements.

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

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $1,922,000 at December 31, 2003 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged the unit and is current on rental payments.

Loan Costs: Loan costs of approximately $2,334,000 are included in other assets and are being amortized on a straight-line method over the lives of the related loans. Amortization expense for 2003 was approximately $175,000 and is included in interest expense. Accumulated amortization is approximately $374,000 at December 31, 2003, and is also included in other assets. Amortization expense is expected to be approximately $188,000 in 2004, $174,000 in 2005, $164,000 in
2006, $151,000 in 2007 and $96,000 in 2008.

Restricted escrows: Replacement Reserve - In conjunction with the refinancing of the mortgage encumbering Pickwick Place Apartments on April 17, 1995, a replacement reserve was established to fund certain nonrecurring costs for interior and exterior capital improvements at the property. The balance in this escrow account is approximately $27,000 at December 31, 2003.

Capital Reserves - At the time of the refinancing of the mortgages encumbering Hunter's Glen Apartments V and Hunter's Glen Apartments VI on December 20, 2001, a replacement reserve in the amount of $116,000 was established to fund certain capital improvements at the properties. At December 31, 2003 all funds had been released to the Partnership as the required improvements were completed.

General Reserve - In addition to the Capital Improvement and Replacement Reserve Escrows, a General Escrow Account of approximately $711,000 was established at the time of the refinancing of the mortgages encumbering Hunters Glen IV, Chambers Ridge, and Twin Lake Towers Apartments. These funds were established to make necessary repairs and replacements of existing improvements, debt service, out-of-pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. The Partnership was required to deposit net operating income (as defined in the mortgage note) from the refinanced properties to the General Escrow Accounts until the reserve account equaled a minimum of $200 or a maximum of $400 per apartment unit or $265,000 to $529,000. Due to the refinancing of these three properties during 2003, the funds held in this reserve account were released to the Partnership and this reserve is no longer required.

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

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. For the years ended December 31, 2003 and 2002, no adjustments for impairment of value were recorded.

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

Leases: The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt at the Partnership's incremental borrowing rate is approximately $68,371,000.

Advertising Costs: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $173,000 and $168,000 for the years ended December 31, 2003 and 2002, respectively, are included in operating expense.

Note B - Mortgage Notes Payable

The principal terms of mortgage notes payable are as follows:

                            Principal     Monthly                            Principal
                           Balance At     Payment    Standard                 Balance
                          December 31,   Including   Interest   Maturity       Due At
        Property              2003        Interest     Rate       Date        Maturity
                         (in thousands)                                    (in thousands)

Chambers Ridge Apts
  1st mortgage               $ 8,266        $ 31       (1)      09/2007       $ 7,488
Hunters Glen Apts IV
  1st mortgage                12,003          86      5.26%     01/2022            --
Hunters Glen Apts V
  1st mortgage                13,668         112      7.14%     01/2022            --
Hunters Glen Apts VI
  1st mortgage                14,226         117      7.14%     01/2022            --
Pickwick Place Apts
  1st mortgage                 5,924          54      9.10%     03/2005         5,775
Twin Lake Towers Apts
  1st mortgage                11,845          76      4.54%     07/2013         7,385

                             $65,932        $476                              $20,648

(1) Adjustable rate based on the Fannie Mae discounted mortgage backed security index plus 85 basis points (1.90% per annum at December 31, 2003).

On May 16, 2003, the Partnership refinanced the mortgages encumbering Chambers Ridge Apartments. The refinancing replaced the existing mortgages of approximately $5,060,000 with a new mortgage in the amount of $8,385,000. Total capitalized loan costs were approximately $236,000 during the year ended December 31, 2003. The Partnership recognized a loss on the early extinguishment of debt of approximately $42,000 during the year ended December 31, 2003, due to the write off of unamortized loan costs, debt discounts and prepayment penalties paid.

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

As of June 1, 2003 the loan on Chambers Ridge Apartments was transferred to a different lender. The credit facility ("Permanent Credit Facility") with the new lender matures in September 2007 with an option for the Partnership to elect one five-year extension. This Permanent Credit Facility also created separate loans for each property refinanced thereunder, which loans are not cross-collateralized or cross-defaulted with each other. Each note under this Permanent Credit Facility is initially a variable rate loan, and after three years the Partnership has the option of converting the note to a fixed rate loan. The interest rate on the variable rate loans is the Fannie Mae discounted mortgage-backed security index plus 85 basis points (1.90% per annum at December 31, 2003), and the rate resets monthly. Each loan automatically renews at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that the property is financed by the Permanent Credit Facility. The loans may be prepaid without penalty.

On June 27, 2003, the Partnership refinanced the mortgages encumbering Twin Lake Towers Apartments. The refinancing replaced the existing mortgages of approximately $10,192,000 with a new mortgage in the amount of $12,000,000. The new mortgage carries a stated interest rate of 4.54% per annum compared to the stated interest rate of 7.83% per annum on the prior mortgages. Payments on the mortgage loan are due monthly until July 1, 2013 at which time a balloon payment of approximately $7,385,000 is due. Total capitalized loan costs were approximately $305,000 during the year ended December 31, 2003. The Partnership recognized a loss on the early extinguishment of debt of approximately $124,000 during the year ended December 31, 2003, due to the write off of unamortized loan costs, debt discounts and prepayment penalties paid.

On June 30, 2003, the Partnership refinanced the mortgage encumbering Hunters Glen IV Apartments. The refinancing replaced the existing mortgage of approximately $7,818,000 with a new mortgage in the amount of $12,200,000. The new mortgage carries a stated interest rate of 5.26% per annum compared to the stated interest rate of 8.43% per annum on the prior mortgage. Payments on the mortgage loan are due monthly until January 1, 2022 at which time the loan is scheduled to be fully amortized. Total capitalized loan costs were approximately $251,000 during the year ended December 31, 2003. The Partnership recognized a loss on the early extinguishment of debt of approximately $3,000 during the year ended December 31, 2003, due to the write off of unamortized loan costs.

The mortgage notes payable are nonrecourse and are secured by pledge of the Partnership's investment properties and by pledge of revenues from the respective investment properties. Certain of the notes impose prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 2003, are as follows (in thousands):

                                2004           $ 1,843
                                2005             7,703
                                2006             1,995
                                2007             9,542
                                2008             2,009
                             Thereafter         42,840
                                               $65,932

Note C - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, taxable income or loss of the Partnership is reported in the income tax returns of its partners and no provision for income taxes is made in the financial statements of the Partnership.

The following is a reconciliation of reported net (loss) income and Federal taxable income (in thousands, except per unit data):

                                               2003        2002

Net (loss) income as reported                 $ (528)      $ 68
Add (deduct):
  Depreciation differences                     2,464       1,161
  Unearned income                               (128)        268
  Discounts on mortgage notes payable             (2)          3
  Casualty                                       (83)         --
  Extinguishment of debt                          72          --
  Other                                          675        (251)
Federal taxable income                        $2,470      $1,249
Federal taxable income per limited
  partnership unit                            $54.68      $27.65

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

Net liabilities                              $(41,042)
Land and buildings                              6,879
Accumulated depreciation                       (5,603)
Syndication and distribution costs              6,093
Other                                             757

Net liabilities - Federal tax basis          $(32,916)

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

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $903,000 and $930,000 for the years ended December 31, 2003 and 2002, respectively, which is included in operating expenses.

The Partnership Agreement provides for a fee equal to 7.5% of "net cash from operations", as defined in the Partnership Agreement to be paid to the Managing General Partner for executive and administrative management services. One half of this fee is to be accrued and not paid unless the limited partners have received distributions equal to a 5% cumulative annual return on their adjusted capital investment as defined in the Partnership Agreement. This return criteria has not been met. The fee was approximately $198,000 and $325,000 for the years ended December 31, 2003 and 2002, respectively, which is included in general and administrative expenses. The balance payable to the Managing General Partner at December 31, 2003 was approximately $361,000 and is included in due to affiliates. Of this amount, approximately $262,000 will remain accrued until the criteria for payment have been met.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $436,000 and $394,000 for the years ended December 31, 2003 and 2002, respectively, which is included in general and administrative expenses and investment properties. For the year ended December 31, 2003 and 2002, the first three quarters were based on estimated amounts and in the fourth quarter, the reimbursements of accountable administrative expenses were adjusted based on actual costs (see "Note G"). Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $68,000 and $86,000 for the years ended December 31, 2003 and 2002, respectively. The construction management service fees are calculated based on a percentage of certain additions to investment properties. Approximately $178,000 of the fees remain unpaid as of December 31, 2003 and are included in due to affiliates.

During the year ended December 31, 2003, the Managing General Partner advanced the Partnership approximately $240,000 to cover costs related to the refinancing of Twin Lake Towers mortgage. Interest was charged at prime plus 1%. Interest expense on this advance was approximately $1,000 for the year ended December 31, 2003. This advance and interest incurred were repaid during the year ended December 31, 2003 with the proceeds from the refinancing of Twin Lake Towers. There were no advances from the Managing General Partner during the year ended December 31, 2002.

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

In addition, pursuant to the Partnership Agreement, the Managing General Partner is entitled to a fee equal to 1% of the gross proceeds of a refinancing of an investment property. During the year ended December 31, 2003, the Partnership paid approximately $326,000 in such fees related to the refinancings of Hunters Glen IV, Twin Lake Towers and Chambers Ridge Apartments. Such fees are capitalized as loan costs, are included in other assets and are being amortized over the life of the related loans.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $228,000 and $275,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 31,213 limited partnership units (the "Units") in the Partnership representing 69.80% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 69.80% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Note E - Investment Properties and Accumulated Depreciation


                                               Initial Cost
                                              To Partnership
                                              (in thousands)

                                                      Buildings        Cost
                                                     and Related   Capitalized
                                                      Personal      Subsequent
       Description         Encumbrances     Land      Property    to Acquisition
                         (in thousands)                           (in thousands)
Investment Properties
Chambers Ridge Apts          $ 8,266       $ 527       $ 7,823        $ 5,684
Hunters Glen Apts IV          12,003        1,552        8,324          3,508
Hunters Glen Apts V           13,668        1,820        9,759          4,029
Hunters Glen Apts VI          14,226        1,981       10,620          4,175
Pickwick Place Apts            5,924          603        6,552          5,140
Twin Lake Towers Apts         11,845        1,115       12,806          6,741
  Totals                     $65,932      $ 7,598      $55,884        $29,277


                          Gross Amount At Which Carried
                              At December 31, 2003
                                 (in thousands)
                                  Buildings
                                     And
                                   Related
                                   Personal             Accumulated      Date    Depreciable
      Description          Land    Property    Total    Depreciation   Acquired   Life-Years
                                                      (in thousands)
Chambers Ridge Apts       $ 527    $13,507    $14,034     $10,783      07/26/84      5-40
Hunters Glen Apt IV        1,552    11,832     13,384       9,954      01/31/85      5-40
Hunters Glen Apt V         1,820    13,788     15,608      11,552      01/31/85      5-40
Hunters Glen Apt VI        1,981    14,795     16,776      12,487      01/31/85      5-40
Pickwick Place Apts          603    11,692     12,295       8,869      05/11/84      5-40
Twin Lake Towers Apts      1,115    19,547     20,662      16,738      03/30/84      5-40
  Totals                  $7,598   $85,161    $92,759     $70,383


The depreciable lives included above are for the building and components. The depreciable lives for related personal property are for 5 to 7 years.

Reconciliation of "investment properties and accumulated depreciation":

                                                Years Ended December 31,
                                                  2003            2002
                                                     (in thousands)
Investment Properties
Balance at beginning of year                    $91,485          $90,085
  Property improvements                           1,387            1,400
  Dispositions of assets                           (113)              --
Balance at end of year                          $92,759          $91,485

Accumulated Depreciation
Balance at beginning of year                    $65,136          $59,818
  Additions charged to expense                    5,352            5,318
  Dispositions of assets                           (105)              --
Balance at end of year                          $70,383          $65,136

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2003 and 2002, is approximately $99,638,000 and $98,313,000, respectively. The accumulated depreciation for Federal income tax purposes as of December 31, 2003 and 2002, is approximately $75,986,000 and $73,098,000, respectively.

Note F - Casualties

In November 2002, Twin Lake Towers Apartments experienced a gas leak, causing damage to eight units. A casualty gain of approximately $29,000 was recorded during the year ended December 31, 2003, due to the receipt of insurance proceeds of approximately $32,000 net of the write off of undepreciated assets of approximately $3,000.

In November 2002, Hunters Glen VI Apartments experienced a fire which destroyed the laundry room. No units were affected. A casualty gain of approximately $29,000 was recorded during the year ended December 31, 2003, due to the receipt of insurance proceeds of approximately $32,000 net of the write off of undepreciated assets of approximately $3,000.

In April 2003, Pickwick Place Apartments experienced a fire, causing damage to four units and a common hallway. A casualty gain of approximately $53,000 was recorded during the year ended December 31, 2003, due to the receipt of insurance proceeds of approximately $55,000 net of the write off of undepreciated assets of approximately $2,000.

Note G - Fourth-Quarter Adjustment

The Partnership's policy is to record management reimbursements to the Managing General Partner as allowed under the Partnership Agreement on a quarterly basis, using estimated financial information furnished by an affiliate of the Managing General Partner. For the first three quarters of 2003 and 2002, these reimbursements of accountable administrative expenses were based on estimated amounts. During the fourth quarter of 2003 and 2002, the Partnership recorded adjustments to management reimbursements to the Managing General Partner of approximately $178,000 and ($217,000) respectively, due to a difference in the estimated costs and the actual costs incurred. The actual management reimbursements to the Managing General Partner for the years ended December 31, 2003 and 2002 were approximately $368,000 and $307,000, as compared to the estimated management reimbursements to the Managing General Partner for the nine months ended September 30, 2003 of approximately $141,000 and $385,000.

During 2003, the state of Indiana implemented a reassessment of property tax values. The Partnership is currently appealing the reassessed property tax value of Pickwick Place Apartments. In the state of Indiana property tax bills are paid one year in arrears. Thus, the 2002 property tax bills are received and paid in 2003. Due to the Partnership's appeal of the reassessed property value, the property tax accrual for 2003 and, in certain situations, the remaining liability for the 2002 property tax bills is based on the property tax value as estimated by a third party property tax specialist. The 2003 property tax expense based on this estimate and recorded in the financial statements is approximately $178,000. If the Partnership is unsuccessful in its appeal, it could potentially be liable for up to $151,000 of additional property taxes. The Partnership believes that the recorded liability is the best estimate of the amounts to be paid for Indiana property taxes.

During the fourth quarter of 2003, the Partnership recorded an adjustment to reflect the property value estimated by the specialist and adjusted the accrued property taxes and tax expense by approximately $134,000.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. The Managing General Partner is currently scheduled to file a brief in support of the order approving settlement and entering judgment thereto by April 23, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Discovery is currently underway.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.
Note H - Legal Proceedings (continued)

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Item 8. Changes in and Disagreements with Accountant on Accounting and Financial Disclosures

None.

Item 8a.    Controls and Procedures

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                                    PART III

Item 9.  Directors,  Officers,  Promoters and Control  Persons;  Compliance with
         Section 16(a) of the Exchange Act

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

The names of the directors and officers of ARC II, their ages and the nature of all positions with ARC II presently held by them are as follows:

Name                        Age    Position

Peter K. Kompaniez           59    Director
Martha L. Long               44    Director and Senior Vice President
Harry G. Alcock              41    Executive Vice President
Miles Cortez                 60    Executive Vice President, General Counsel
                                     and Secretary
Patti K. Fielding            40    Executive Vice President
Paul J. McAuliffe            47    Executive Vice President and Chief
                                     Financial Officer
Thomas M. Herzog             41    Senior Vice President and Chief Accounting
                                     Officer

Peter K. Kompaniez has been Director of the Managing General Partner since February 2004. Mr. Kompaniez has been Vice Chairman of the Board of Directors of AIMCO since July 1994 and was appointed President in July 1997. Mr. Kompaniez has also served as Chief Operating Officer of NHP Incorporated after it was acquired by AIMCO in December 1997. Effective April 1, 2004, Mr. Kompaniez resigned as President of AIMCO. Mr. Kompaniez will continue in his role as Director of the Managing General Partner and Vice Chairman of AIMCO's Board and will serve AIMCO on a variety of special and ongoing projects in an operating role.

Martha L. Long has been a Director and Senior Vice President of the Managing General Partner since February 2004. Ms. Long has been with AIMCO since October 1998 and has served in various capacities. From 1998 to 2001, Ms. Long served as Senior Vice President and Controller of AIMCO and the Managing General Partner. During 2002 and 2003, Ms. Long served as Senior Vice President of Continuous Improvement for AIMCO.

Harry G. Alcock was appointed Executive Vice President of the Managing General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President-Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

Miles Cortez was appointed Executive Vice President, General Counsel and Secretary of the Managing General Partner in February 2004 and of AIMCO in August 2001. Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the Managing General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding is responsible for securities and debt financing and the treasury department. Ms. Fielding joined AIMCO in February 1997 and served as Vice President - Tenders, Securities and Debt until January 2000.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the Managing General Partner since April 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and was appointed Chief Financial Officer of AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of the Managing General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000, including a two-year assignment in the real estate national office.

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

The board of directors of the Managing General Partner does not have a separate audit committee. As such, the board of directors of the Managing General Partner fulfills the functions of an audit committee. The board of directors has determined that Martha L. Long meets the requirement of an "audit committee financial expert".

The directors and officers of the Managing General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

Item 10.    Executive Compensation

None of the directors and officers of the Managing General Partner received any remuneration from the Registrant.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partner Units of the Registrant as of December 31, 2003.

Entity                                  Number of Units      Percentages

Cooper River Properties, LLC
  (an affiliate of AIMCO)                     4,607            10.30%
Broad River Properties
  (an affiliate of AIMCO)                     8,002            17.89%
AIMCO Properties, IPLP
  (an affiliate of AIMCO)                     1,824             4.08%
AIMCO Properties, LP
  (an affiliate of AIMCO)                    16,780            37.53%

Cooper River Properties, LLC, Broad River Properties and AIMCO Properties IPLP are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, SC 29602.

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

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $903,000 and $930,000 for the years ended December 31, 2003 and 2002, respectively, which is included in operating expenses.

The Partnership Agreement provides for a fee equal to 7.5% of "net cash from operations", as defined in the Partnership Agreement to be paid to the Managing General Partner for executive and administrative management services. One half of this fee is to be accrued and not paid unless the limited partners have received distributions equal to a 5% cumulative annual return on their adjusted capital investment as defined in the Partnership Agreement. This return criteria has not been met. The fee was approximately $198,000 and $325,000 for the years ended December 31, 2003 and 2002, respectively, which is included in general and administrative expenses. The balance payable to the Managing General Partner at December 31, 2003 was approximately $361,000 and is included in due to affiliates. Of this amount, approximately $262,000 will remain accrued until the criteria for payment have been met.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $436,000 and $394,000 for the years ended December 31, 2003 and 2002, respectively, which is included in general and administrative expenses and investment properties. For the years ended December 31, 2003 and 2002, the first three quarters were based on estimated amounts and in the fourth quarter, the reimbursements of accountable administrative expenses were adjusted based on actual costs (see "Note G"). Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $68,000 and $86,000 for the years ended December 31, 2003 and 2002, respectively. The construction management service fees are calculated based on a percentage of certain additions to investment properties. Approximately $178,000 of the fees remain unpaid as of December 31, 2003 and are included in due to affiliates.

During the year ended December 31, 2003, the Managing General Partner advanced the Partnership approximately $240,000 to cover costs related to the refinancing of Twin Lake Towers mortgage. Interest was charged at prime plus 1%. Interest expense on this advance was approximately $1,000 for the year ended December 31, 2003. This advance and interest incurred were repaid during the year ended December 31, 2003 with the proceeds from the refinancing of Twin Lake Towers. There were no advances from the Managing General Partner during the year ended December 31, 2002.

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

In addition, pursuant to the Partnership Agreement, the Managing General Partner is entitled to a fee equal to 1% of the gross proceeds of a refinancing of an investment property. During the year ended December 31, 2003, the Partnership paid approximately $326,000 in such fees related to the refinancings of Hunters Glen IV, Twin Lake Towers and Chambers Ridge Apartments. Such fees are capitalized as loan costs, are included in other assets and are being amortized over the life of the related loans.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $228,000 and $275,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 31,213 limited partnership units (the "Units") in the Partnership representing 69.80% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 69.80% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

                                     PART IV

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            See Exhibit Index attached.

      (b) Reports on Form 8-K filed during the fourth quarter of 2003:

            None.

Item 14.    Principal Accounting Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2004.

Audit Fees. The Partnership paid to Ernst & Young LLP audit fees of $59,000 and $66,000 for 2003 and 2002, respectively.

Tax Fees. The Partnership paid to Ernst & Young LLP fees for tax services for 2003 and 2002 of approximately $22,000 and $31,000, respectively.

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


                                    ANGELES PARTNERS XII
                                    (A California Limited Partnership)
                                    (Registrant)


                                    By:   Angeles Realty Corporation II
                                          Managing General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Thomas M. Herzog
                                          Thomas M. Herzog
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: March 29, 2004


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/Peter K. Kompaniez         Director                      Date: March 29, 2004
Peter K. Kompaniez


/s/Martha L. Long             Director and Senior Vice      Date: March 29, 2004
Martha L. Long                President


/s/Thomas M. Herzog           Senior Vice President and     Date: March 29, 2004
Thomas M. Herzog              Chief Accounting Officer

                              ANGELES PARTNERS XII

                                  EXHIBIT INDEX


Exhibit Number    Description of Exhibit

     3.1 Amended Certificate and Agreement of Limited Partnership dated May 26, 1983 filed in Form S-11 dated June 2, 1983 and is incorporated herein by reference.

     10.11Stock Purchase  Agreement dated November 24, 1992 showing the purchase of 100% of the outstanding stock of Angeles Realty Corporation II by IAP GP Corporation, a subsidiary of MAE GP Corporation, filed in Form 8-K dated December 31, 1992, which is incorporated herein by reference.

     10.22Multifamily  Note  secured  by a  Mortgage  or  Deed  of  Trust  dated
          December 20, 2001, between Hunters Glen AP XII Limited Partnership and GMAC Commercial Mortgage, relating to Hunters Glen Apartments V & VI. Filed as Exhibit 10.16(g) to the Partnership's Annual Form 10-KSB for the year ended December 31, 2002 and incorporated herein by reference.

     10.23Multifamily  Note  dated  May  16,  2003,  between  AP XII  Associates
          Limited Partnership, a South Carolina limited partnership, and GMAC Commercial Mortgage Corporation, a California corporation related to Chambers Ridge Apartments filed as Exhibit 10.23 with the Registrant's Form 10-QSB for the six months ended June 30, 2003 and incorporated herein by reference.

     10.24Multifamily  Note dated June 26, 2003,  between AIMCO Twin Lake Towers
          L. P., a Delaware limited partnership, and Keycorp Real Estate Capital Markets, Inc., an Ohio corporation related to Twin Lake Towers Apartments filed with the Registrant's Form 10-QSB for the six months ended June 30, 2003 and incorporated herein by reference.

     10.25Multifamily  Note dated June 30,  2003,  between  Hunters  Glen AP XII
          Limited Partnership, a South Carolina limited partnership, and GMAC Commercial Mortgage Bank, a Utah corporation related to Hunters Glen IV Apartments filed with the Registrant's Form 10-QSB for the six months ended June 30, 2003 and incorporated herein by reference.

     31.1 Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.1


                                  CERTIFICATION


I, Martha L. Long, certify that:


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

Date: March 29, 2004

                                    /s/Martha L. Long
                                    Martha L. Long
                                    Senior  Vice  President  of  Angeles  Realty
                                    Corporation  II,  equivalent  of  the  chief
                                    executive officer of the Partnership

Exhibit 31.2


                                  CERTIFICATION


I, Thomas M. Herzog, certify that:


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

Date: March 29, 2004

                                    /s/Thomas M. Herzog
                                    Thomas M. Herzog
                                    Senior Vice  President and Chief  Accounting
                                    Officer of Angeles  Realty  Corporation  II,
                                    equivalent of the chief financial officer of
                                    the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Angeles Partners XII (the "Partnership"), for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Thomas M. Herzog, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  March 29, 2004


                                           /s/Thomas M. Herzog
                                    Name:  Thomas M. Herzog
                                    Date:  March 29, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.