Form 10QSB
period 2004-03-31
ANGELES PARTNERS XII
filed 2004-05-14
CIK 720392

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2004


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
                        (in thousands, except unit data)

                                 March 31, 2004

Assets
   Cash and cash equivalents                                                 $ 763
   Receivables and deposits                                                    1,000
   Restricted escrows                                                             41
   Other assets                                                                2,468
   Investment properties:
      Land                                                    $ 7,598
      Buildings and related personal property                   85,376
                                                                92,974
      Less accumulated depreciation                            (71,679)       21,295
                                                                            $ 25,567

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $ 75
   Tenant security deposit liabilities                                           652
   Accrued property taxes                                                        720
   Other liabilities                                                             628
   Due to affiliates (Note B)                                                    619
   Mortgage notes payable                                                     65,475

Partners' Deficit
   General partners                                            $ (147)
   Limited partners (44,718 units issued and
      outstanding)                                             (42,455)      (42,602)
                                                                            $ 25,567


        See Accompanying Notes to Consolidated Financial Statements


                              ANGELES PARTNERS XII
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)

                                                              Three Months Ended
                                                                       March 31,
                                                              2004           2003
Revenues:
   Rental income                                            $ 3,970        $ 3,922
   Other income                                                 452            379
   Casualty gain (Note C)                                        --             29
      Total revenues                                          4,422          4,330

Expenses:
   Operating                                                  1,451          1,574
   General and administrative                                   160            122
   Depreciation                                               1,302          1,336
   Interest                                                   1,009          1,167
   Property taxes                                               493            504
      Total expenses                                          4,415          4,703

Net income (loss)                                             $ 7           $ (373)

Net income (loss) allocated to general partners (1%)             --             (4)
Net income (loss) allocated to limited partners (99%)             7           (369)
                                                              $ 7           $ (373)

Net income (loss) per limited partnership unit               $ 0.16        $ (8.25)

Distributions per limited partnership unit                  $ 34.68        $ 24.22


        See Accompanying Notes to Consolidated Financial Statements


                            ANGELES PARTNERS XII
           CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)

                                       Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners       Total

Original capital contributions         44,773          $ 1       $ 44,773      $ 44,774

Partners' deficit at
  December 31, 2003                    44,718         $ (131)    $(40,911)     $(41,042)

Distributions to partners                  --            (16)      (1,551)       (1,567)

Net income for the three months
  ended March 31, 2004                     --             --            7             7

Partners' deficit at
  March 31, 2004                       44,718         $ (147)    $(42,455)     $(42,602)


        See Accompanying Notes to Consolidated Financial Statements


                              ANGELES PARTNERS XII
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                 Three Months Ended
                                                                       March 31,
                                                                  2004         2003
Cash flows from operating activities:
  Net income (loss)                                               $ 7        $ (373)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Depreciation                                                 1,302        1,336
     Amortization of discounts and loan costs                        47           52
     Casualty gain                                                   --          (29)
     Bad debt                                                        93          156
     Change in accounts:
      Receivables and deposits                                     (108)          91
      Other assets                                                 (230)          45
      Accounts payable                                             (133)         (28)
      Tenant security deposit liabilities                           (56)          23
      Accrued property taxes                                        125          151
      Due to affiliates                                              80         (171)
      Other liabilities                                             (80)        (167)
        Net cash provided by operating activities                 1,047        1,086

Cash flows from investing activities:
  Property improvements and replacements                           (221)        (410)
  Insurance proceeds received                                        --           32
  Net (deposits to) withdrawals from restricted escrows             (14)          69
        Net cash used in investing activities                      (235)        (309)

Cash flows from financing activities:
  Payments on mortgage notes payable                               (457)        (278)
  Distributions to partners                                      (1,567)      (1,094)
        Net cash used in financing activities                    (2,024)      (1,372)

Net decrease in cash and cash equivalents                        (1,212)        (595)

Cash and cash equivalents at beginning of period                  1,975        2,040

Cash and cash equivalents at end of period                       $ 763       $ 1,445

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 917        $ 980
Supplemental disclosure of non-cash information:
  Other assets included in accounts payable                       $ --        $ 142

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

        See Accompanying Notes to Consolidated Financial Statements


                            ANGELES PARTNERS XII
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Partners XII (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Affiliates of the Managing General Partner, are entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $219,000 and $218,000 for the three months ended March 31, 2004 and 2003, respectively, which is included in operating expenses.

The Partnership Agreement provides for a fee equal to 7.5% of "net cash flow from operations", as defined in the Partnership Agreement to be paid to the Managing General Partner for executive and administrative management services. One half of this fee is to be accrued and not paid unless the limited partners have received distributions equal to a 5% cumulative annual return on their adjusted capital investment as defined in the Partnership Agreement. This return criteria has not been met. The fee was approximately $26,000 and $46,000 for the three months ended March 31, 2004 and 2003, respectively, which is included in general and administrative expenses. The balance payable to the Managing General Partner at March 31, 2004 is approximately $387,000 and is included in due to affiliates. Of this amount, approximately $274,000 will remain accrued until the criteria for payment have been met.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $105,000 and $73,000 for the three months ended March 31, 2004 and 2003, respectively, which is included in general and administrative expenses and investment properties. Approximately $232,000 of the fees remain unpaid as of March 31, 2004 and are included in due to affiliates. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $20,000 and $22,000 for the three months ended March 31, 2004 and 2003, respectively. The construction management service fees are calculated based on a percentage of current additions to investment properties.

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

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During 2004, the Partnership anticipates its cost for insurance coverage and fees associated with policy claims administration provided by AIMCO and its affiliates will be approximately $149,000. The Partnership was charged approximately $228,000 for 2003.

Note C - Casualty Events

In November 2002, Twin Lake Towers Apartments experienced a gas leak, causing damage to eight units. A casualty gain of approximately $29,000 was recorded during the three months ended March 31, 2003, due to the receipt of insurance proceeds of approximately $32,000 net of the write off of undepreciated assets of approximately $3,000.

Note D - Contingencies

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. Objector is scheduled to file a reply brief no later than May 13, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Defendants have filed an answer to the Amended Complaint denying the substantive allegations. Discovery is currently underway.

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

Pursuant to a formal order of investigation received by AIMCO on March 29, 2004, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations taken as a whole.

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

The Partnership's investment properties consist of six apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2004 and 2003:

                                                   Average Occupancy
      Property                                      2004       2003

      Hunters Glen - IV Apartments                  91%        90%
        Plainsboro, New Jersey
      Hunters Glen - V Apartments                   89%        91%
        Plainsboro, New Jersey
      Hunters Glen - VI Apartments                  91%        90%
        Plainsboro, New Jersey
      Chambers Ridge Apartments                     88%        88%
        Harrisburg, Pennsylvania
      Twin Lake Towers Apartments (1)               83%        87%
        Westmont, Illinois
      Pickwick Place Apartments                     92%        91%
        Indianapolis, Indiana

(1) The Managing General Partner attributes the decrease in occupancy at Twin Lake Towers Apartments to job losses in the market area.

The Partnership's financial results are dependent upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors which are outside the control of the Partnership such as the local economic climate and weather can adversely or positively impact the Partnership's financial results.

Results from Operations

The Partnership recognized net income for the three months ended March 31, 2004 of approximately $7,000 compared to a net loss of approximately $373,000 for the corresponding period in 2003. The increase in net income is due to an increase in total revenues and a decrease in total expenses. The increase in total revenues is due to increases in rental and other income partially offset by a casualty gain recognized in 2003. Rental income increased due to increased occupancy at Hunters Glen IV, Hunters Glen VI and Pickwick Place Apartments, increased average rental rates at Hunters Glen IV, V, and VI Apartments and reduced bad debt expense at Hunters Glen V, Hunters Glen VI, Twin Lake Towers and Pickwick Place Apartments, partially offset by decreases in occupancy at Hunters Glen V and Twin Lake Towers Apartments and decreases in average rental rates at Pickwick Place and Twin Lake Towers Apartments. Other income increased primarily due to increases in utility reimbursements at Twin Lakes Towers Apartments and lease cancellation fees at Chambers Ridge Apartments.

In November 2002, Twin Lake Towers Apartments experienced a gas leak, causing damage to eight units. A casualty gain of approximately $29,000 was recorded during the three months ended March 31, 2003, due to the receipt of insurance proceeds of approximately $32,000 net of the write off of undepreciated assets of approximately $3,000.

The decrease in total expenses is due to decreases in operating, depreciation and interest expenses, partially offset by an increase in property tax and general and administrative expenses. Operating expense decreased due to decreases in maintenance and insurance expenses, partially offset by an increase in property expenses. Maintenance expense decreased primarily due to decreases in snow removal at all of the partnership's properties. Insurance expense decreased due to a decrease in insurance premiums at all but one of the Partnership's properties. Property expense increased due to increases in salaries and related benefits at Hunters Glen IV and Pickwick Place Apartments and increases in utilities at Twin Lakes Towers Apartments. Depreciation expense decreased due to assets becoming fully depreciated at Twin Lake Towers
Apartments during the three months ended March 31, 2004. Interest expense decreased due to the refinancing of three of the Partnership's properties at lower interest rates during 2003.

During 2003, the state of Indiana implemented a reassessment of property tax values. The Partnership is currently appealing the reassessed property tax value of Pickwick Place Apartments. In the state of Indiana, property tax bills are paid one year in arrears. Thus, the 2002 property tax bills are received and paid in 2003. Due to the Partnership's appeal of the reassessed property value, the property tax accrual for the three months ended March 31, 2004, 2003 and, in certain situations, the remaining liability for the 2002 property tax bills is based on the property tax value as estimated by a third party property tax specialist. If the Partnership is unsuccessful in its appeal, it could potentially be liable for up to $171,000 of additional property taxes. The Partnership believes that the recorded liability is the best estimate of the amounts to be paid for Indiana property taxes.

General and administrative expenses increased due to an increase in the costs of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement partially offset by a decrease in Partnership management fees as a result of a decrease in cash flows which are used to calculate the fee pursuant to the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At March 31, 2004 the Partnership had cash and cash equivalents of approximately $763,000 compared to approximately $1,445,000 at March 31, 2003. Cash and cash equivalents decreased approximately $1,212,000 since December 31, 2003 due to approximately $2,024,000 and $235,000 of cash used in financing and investing activities, respectively, partially offset by approximately $1,047,000 of cash provided by operating activities. Cash used in financing activities consisted of principal payments on the mortgages encumbering the Partnership's properties and distributions to partners. Cash used in investing activities consisted of property improvements and replacements and deposits into restricted escrows maintained by the mortgage lenders. The Partnership invests its working capital reserves in interest bearing accounts.

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

Hunters Glen Apartments IV

During the three months ended March 31, 2004, the Partnership completed approximately $37,000 of capital improvements at Hunters Glen Apartments IV, consisting primarily of floor covering replacements, lighting improvements and water heater and air conditioning upgrades. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $108,000 in capital improvements during the remainder of 2004. The additional capital improvements will consist primarily of interior decoration, air conditioning unit replacements and lighting and structural improvements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Hunters Glen Apartments V

During the three months ended March 31, 2004, the Partnership completed approximately $30,000 of capital improvements at Hunters Glen Apartments V, consisting primarily of floor covering replacements and lighting improvements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $137,000 in capital improvements during the remainder of 2004. The additional capital improvements will consist primarily of parking area resurfacing, air conditioning unit replacements, interior decoration and structural improvements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Hunters Glen Apartments VI

During the three months ended March 31, 2004, the Partnership completed approximately $75,000 of capital improvements at Hunters Glen Apartments VI, consisting primarily of floor covering replacements and lighting improvements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $105,000 in capital improvements during the remainder of 2004. The additional capital improvements will consist primarily of interior decoration, air conditioning unit replacements and lighting and structural improvements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Chambers Ridge Apartments

During the three months ended March 31, 2004, the Partnership completed approximately $25,000 of capital improvements at Chambers Ridge Apartments, consisting primarily of water and sewer improvements, floor covering replacements and water heater upgrades. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $153,000 in capital improvements during the remainder of 2004. The additional capital improvements will consist primarily of interior and exterior painting, floor covering replacements and cabinetry upgrades. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Twin Lake Towers Apartments

During the three months ended March 31, 2004, the Partnership completed approximately $10,000 of capital improvements at Twin Lake Towers Apartments, consisting primarily of floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $209,000 in capital improvements during the remainder of 2004. The additional capital improvements will consist primarily of parking area resurfacing, floor covering and door replacements and major landscaping. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Pickwick Place Apartments

During the three months ended March 31, 2004, the Partnership completed approximately $44,000 of capital improvements at Pickwick Place Apartments, consisting primarily of floor covering, appliance and gutter replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $141,000 in capital improvements during the remainder of 2004. The additional capital improvements will consist primarily of swimming pool upgrades, window replacement, major landscaping and structural upgrades. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

Additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Hunter's Glen IV, V and VI Apartments of approximately $39,605,000 matures in January 2022, at which time it is scheduled to be fully amortized. The mortgage indebtedness encumbering Twin Lake Towers Apartments of approximately $11,750,000 matures in July 2013, at which time a balloon payment totaling approximately $7,385,000 will be due. The mortgage indebtedness encumbering Chambers Ridge Apartments of approximately $8,215,000 matures in September 2007 with a five year extension option and a balloon payment of approximately $7,488,000 due at maturity. The mortgage indebtedness encumbering Pickwick Place Apartments of approximately $5,905,000 matures in March 2005, at which time a balloon payment of approximately $5,775,000 will be due. The Managing General Partner will attempt to refinance the mortgages on Twin Lake Towers, Pickwick Place and Chambers Ridge Apartments and/or sell the properties prior to their maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing the properties through foreclosure.

The Partnership distributed the following amounts during the three months ended March 31, 2004 and 2003 (in thousands except per unit data):

                     Three Months     Per Limited      Three Months     Per Limited
                        Ended         Partnership         Ended         Partnership
                    March 31, 2004        Unit        March 31, 2003        Unit

Operations              $1,567          $ 34.68           $1,094          $ 24.22

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of the debt maturities, refinancings and/or property sales. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures, to permit any further distributions to its partners during the remainder of 2004 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 31,223 limited partnership units (the "Units") in the Partnership representing 69.82% of the outstanding Units at March 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 69.82% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. Objector is scheduled to file a reply brief no later than May 13, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Defendants have filed an answer to the Amended Complaint denying the substantive allegations. Discovery is currently underway.

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

            b) Reports on Form 8-K filed during the quarter ended March 31, 2004:

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


                                    Date: May 13, 2004

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

Date:  May 13, 2004

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

Date:  May 13, 2004

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                           As Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Angeles Partners XII (the "Partnership"), for the quarterly period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha
L. Long, as the equivalent of the chief executive officer of the Partnership, and Thomas M. Herzog, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  May 13, 2004


                                           /s/Thomas M. Herzog
                                    Name:  Thomas M. Herzog
                                    Date:  May 13, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.