Form 10QSB
period 2004-06-30
ANGELES PARTNERS XII
filed 2004-08-13
CIK 720392

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2004


[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No ___

                         PART I - FINANCIAL INFORMATION



Item 1.     Financial Statements



                              ANGELES PARTNERS XII
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                  June 30, 2004

Assets
   Cash and cash equivalents                                                $ 1,080
   Receivables and deposits                                                      915
   Restricted escrows                                                             19
   Other assets                                                                2,459
   Investment properties:
      Land                                                    $ 7,598
      Buildings and related personal property                   85,818
                                                                93,416
      Less accumulated depreciation                            (72,897)       20,519
                                                                            $ 24,992

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $ 72
   Tenant security deposit liabilities                                           646
   Accrued property taxes                                                        543
   Other liabilities                                                             690
   Due to affiliates (Note B)                                                    409
   Mortgage notes payable                                                     65,003

Partners' Deficit
   General partners                                            $ (145)
   Limited partners (44,718 units issued and
      outstanding)                                             (42,226)      (42,371)
                                                                            $ 24,992

        See Accompanying Notes to Consolidated Financial Statements


                              ANGELES PARTNERS XII
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)

                                                Three Months Ended       Six Months Ended
                                                     June 30,                June 30,
                                                 2004        2003        2004         2003
Revenues:
  Rental income                                $ 3,967      $ 4,083     $ 7,937     $ 8,005
  Other income                                     481          496         933         875
  Casualty gain (Note D)                            --           --          --          29
        Total revenues                           4,448        4,579       8,870       8,909

Expenses:
  Operating                                      1,460        1,524       2,911       3,098
  General and administrative                       157          119         317         241
  Depreciation                                   1,218        1,352       2,520       2,688
  Interest                                         998        1,047       2,007       2,214
  Property taxes                                   384          499         877       1,003
  Loss on early extinguishment of debt
    (Note C)                                        --          169          --         169
        Total expenses                           4,217        4,710       8,632       9,413

Net income (loss)                               $ 231       $ (131)      $ 238       $ (504)

Net income (loss) allocated to general
  partners (1%)                                  $ 2         $ (1)        $ 2         $ (5)
Net income (loss) allocated to limited
  partners (99%)                                   229         (130)        236        (499)

                                                $ 231       $ (131)      $ 238       $ (504)

Net income (loss) per limited partnership
  unit                                          $ 5.12      $ (2.91)    $ 5.28      $(11.16)

Distributions per limited partnership
  unit                                           $ --       $ 66.42     $ 34.68     $ 90.64


        See Accompanying Notes to Consolidated Financial Statements


                            ANGELES PARTNERS XII
           CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)

                                       Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners       Total

Original capital contributions         44,773          $ 1       $ 44,773      $ 44,774

Partners' deficit at
  December 31, 2003                    44,718         $ (131)    $(40,911)     $(41,042)

Distributions to partners                  --            (16)      (1,551)       (1,567)

Net income for the six months
  ended June 30, 2004                      --              2          236           238

Partners' deficit at
  June 30, 2004                        44,718         $ (145)    $(42,226)     $(42,371)


        See Accompanying Notes to Consolidated Financial Statements


                              ANGELES PARTNERS XII
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                  Six Months Ended
                                                                        June 30,
                                                                  2004         2003
Cash flows from operating activities:
  Net income (loss)                                              $ 238       $ (504)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Depreciation                                                  2,520       2,688
     Amortization of loan costs                                       94         107
     Loss on early extinguishment of debt                             --         169
     Casualty gain                                                    --         (29)
     Bad debts                                                       156         271
     Change in accounts:
      Receivables and deposits                                       (86)       (787)
      Other assets                                                  (268)       (112)
      Accounts payable                                              (198)       (156)
      Tenant security deposit liabilities                            (62)         85
      Accrued property taxes                                         (52)        141
      Due to affiliates                                             (130)        147
      Other liabilities                                              (18)       (124)
       Net cash provided by operating activities                   2,194       1,896

Cash flows from investing activities:
  Property improvements and replacements                            (601)       (733)
  Net receipts from restricted escrows                                 8         150
  Insurance proceeds received                                         --          32
       Net cash used in investing activities                        (593)       (551)

Cash flows from financing activities:
  Payments on mortgage notes payable                                (929)       (615)
  Repayment of mortgage notes payable                                 --     (23,070)
  Proceeds from mortgage notes payable                                --      32,585
  Distributions to partners                                       (1,567)     (4,094)
  Advances from affiliates                                            --        (240)
  Prepayment penalties paid                                           --         (73)
  Loan costs paid                                                     --        (725)
       Net cash (used in) provided by financing activities        (2,496)      3,768

Net (decrease) increase in cash and cash equivalents                (895)      5,113
Cash and cash equivalents at beginning of period                   1,975       2,040

Cash and cash equivalents at end of period                      $ 1,080      $ 7,153

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 1,877      $ 2,242
Supplemental disclosure of non-cash activity:
  Property improvements and replacements in accounts
   payable                                                        $ 62        $ 11

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


        See Accompanying Notes to Consolidated Financial Statements


                            ANGELES PARTNERS XII
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Partners XII (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $439,000 and $444,000 for the six months ended June 30, 2004 and 2003, respectively, which is included in operating expenses.

The Partnership Agreement provides for a fee equal to 7.5% of "net cash flow from operations", as defined in the Partnership Agreement to be paid to the Managing General Partner for executive and administrative management services. One half of this fee is to be accrued and not paid unless the limited partners have received distributions equal to a 5% cumulative annual return on their adjusted capital investment as defined in the Partnership Agreement. This return criteria has not been met. The fee was approximately $48,000 and $46,000 for the six months ended June 30, 2004 and 2003, respectively, which is included in general and administrative expenses. The balance payable to the Managing General Partner at June 30, 2004 is approximately $409,000 and is included in due to affiliates. Of this amount, approximately $285,000 will remain accrued until the criteria for payment have been met.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $194,000 and $117,000 for the six months ended June 30, 2004 and 2003, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately
$21,000 and $22,000 for the six months ended June 30, 2004 and 2003, respectively. The construction management service fees are calculated based on a percentage of current additions to investment properties.

In addition to reimbursement for services to affiliates, the Partnership paid an affiliate of the Managing General Partner for loan costs related to refinancing of approximately $84,000 for Chambers Ridge Apartments, approximately $120,000 for Twin Lake Towers Apartments and approximately $122,000 for Hunters Glen IV Apartments during the six months ended June 30, 2003 (see "Note C"). These costs were capitalized and are included in other assets.

During the six months ended June 30, 2003, the Managing General Partner advanced the Partnership funds to cover costs related to the refinancing of Twin Lakes Towers mortgage, totaling approximately $240,000. Interest was charged at prime plus 1%. Interest expense on this advance was less than $1,000 for the six months ended June 30, 2003. This advance was repaid subsequent to June 30, 2003 with the proceeds from the refinancing of Twin Lake Towers. There were no advances from the Managing General Partner during the six months ended June 30, 2004.

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

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $149,000 and $228,000, respectively, for insurance coverage and fees associated with policy claims administration.

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

As of June 1, 2003 the loan on Chambers Ridge Apartments was transferred to a different lender. The credit facility ("Permanent Credit Facility") with the new lender has a maturity date of September 2007 with an option for the Partnership to elect one five-year extension. This Permanent Credit Facility also created separate loans for each property refinanced thereunder, which loans are not cross-collateralized or cross-defaulted with each other. Each note under this Permanent Credit Facility is initially a variable rate loan, and after three years the Partnership has the option of converting the note to a fixed rate loan. The interest rate on the variable rate loans is 85 basis points over the Fannie Mae discounted mortgage-backed security index (1.88% per annum at June 1, 2004), and the rate resets monthly. Each loan automatically renews at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that the property is on the Permanent Credit Facility. The loans may be prepaid without penalty.

On June 27, 2003, the Partnership refinanced the mortgages encumbering Twin Lake Tower Apartments. The refinancing replaced the existing mortgages of approximately $10,192,000 with a new mortgage in the amount of $12,000,000. The new mortgage carries a stated interest rate of 4.54% per annum compared to the stated interest rate of 7.83% per annum on the prior mortgages. Payments on the mortgage loan are due monthly until July 1, 2013 when the loan is scheduled to be fully amortized. Total capitalized loan costs were approximately $252,000 during the six months ended June 30, 2003. The Partnership recognized a loss on the early extinguishment of debt of approximately $124,000 during the six months ended June 30, 2003, due to the write off of unamortized loan costs, debt discounts and prepayment penalties paid.

On June 30, 2003, the Partnership refinanced the mortgage encumbering Hunters Glen IV Apartments. The refinancing replaced the existing mortgage of approximately $7,818,000 with a new mortgage in the amount of $12,200,000. The new mortgage carries a stated interest rate of 5.26% per annum compared to the stated interest rate of 8.43% per annum on the prior mortgage. Payments on the mortgage loan are due monthly until January 1, 2022 when the loan is scheduled to be fully amortized. Total capitalized loan costs were approximately $239,000 during the six months ended June 30, 2003. The Partnership recognized a loss on the early extinguishment of debt of approximately $3,000 during the six months ended June 30, 2003, due to the write off of unamortized loan costs.

Note D - Casualty Event

In November 2002, Twin Lake Towers Apartments experienced a gas leak, causing damage to eight units. A casualty gain of approximately $29,000 was recorded during the six months ended June 30, 2003, due to the receipt of insurance proceeds of approximately $32,000 net of the write off of undepreciated assets of approximately $3,000.

Note E - Contingencies

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

On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. No hearing has been scheduled in the matter.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations taken as a whole. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

As previously disclosed, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole.
Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations taken as a whole.

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

The Partnership's investment properties consist of six apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2004 and 2003:

                                                   Average Occupancy
      Property                                      2004       2003

      Hunters Glen - IV Apartments (1)              90%        93%
        Plainsboro, New Jersey
      Hunters Glen - V Apartments                   90%        92%
        Plainsboro, New Jersey
      Hunters Glen - VI Apartments (1)              89%        92%
        Plainsboro, New Jersey
      Chambers Ridge Apartments (1)                 87%        90%
        Harrisburg, Pennsylvania
      Twin Lake Towers Apartments (2)               84%        92%
        Westmont, Illinois
      Pickwick Place Apartments                     94%        93%
        Indianapolis, Indiana

(1) The Managing General Partner attributes the decrease in occupancy at Hunters Glen - IV, Hunters Glen VI and Chambers Ridge Apartments to low interest rates resulting in tenants purchasing homes and a weak economy in the properties' market area.

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

Results from Operations

The Partnership recognized net income of approximately $231,000 and $238,000 for the three and six months ended June 30, 2004 compared to a net loss of $131,000 and $504,000 for the three and six months ended June 30, 2003, respectively. For the three and six months ended June 30, 2004, the decrease in net loss is due to a decrease in total expenses partially offset by a decrease in total revenues. The decrease in total expenses for both periods is due to decreases in operating, depreciation, interest, and property tax expenses and a decrease in loss on early extinguishment of debt related to the refinancing of the mortgage loans at Chambers Ridge, Twin Lake Towers and Hunters Glen IV Apartments, as discussed in "Liquidity and Capital Resources", partially offset by an increase in general and administrative expenses. Operating expenses decreased due to decreases in maintenance and advertising expenses partially offset by an increase in administrative expense. Maintenance expense decreased due to decreases in contract services primarily at Pickwick Place and Hunters Glen IV Apartments and snow removal at all of the Partnership's properties. Advertising expense decreased due to decreases in referral fees and periodicals expense primarily at Twin Lake Towers Apartments. Administrative expense increased due to an increase in credit, collection, and eviction costs primarily at Pickwick Place and Twin Lake Towers Apartments and an increase in credit card service fees at Twin Lake Towers Apartments. Depreciation expense decreased due to assets becoming fully depreciated at Twin Lake Towers Apartments during the six months ended June 30, 2004. Interest expense decreased due to the refinancing of three of the Partnership's properties at lower interest rates during 2003, as discussed in "Liquidity and Capital Resources". Property tax expense decreased during the six months ended June 30, 2004 due to the settlement reached with the state of Indiana on the assessed value of Pickwick Place Apartments. During 2003, the state of Indiana implemented a reassessment of property tax values and the Partnership appealed the reassessed property tax value of Pickwick Place Apartments. In the state of Indiana, property tax bills are paid one year in arrears. Due to the Partnership's appeal of the reassessed property value in 2003, the property tax accrual for 2003 and in certain situations, the remaining liability for the 2002 property tax bills was based on the property tax value as estimated by a third party property tax specialist. The appeal was settled during the three months ended June 30, 2004 and the final property value was lower than the amount estimated by the third party. Therefore, the accrual for the remaining taxes due for 2002 and 2003 as well as the estimate for taxes which will be due for 2004 was reduced during the three months ended June 30, 2004 based on this revised property value.

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

The decrease in total revenues for the three months ended June 30, 2004 is due to decreases in rental and other income. The decrease in total revenues for the six months ended June 30, 2004 is due to a decrease in rental income and a casualty gain recognized in 2003 (as discussed below), partially offset by an increase in other income. Rental income decreased in both periods due to decreases in occupancy at all but one of the Partnership's properties, reduced rental rates at Pickwick Place and Twin Lake Towers Apartments, and increased bad debt expense at Hunters Glen IV and Chambers Ridge Apartments, partially offset by increased rental rates at Hunters Glen IV, Hunters Glen V, Hunters Glen VI and Chambers Ridge Apartments and decreases in bad debt expense at Pickwick Place, Hunters Glen V, Hunters Glen VI and Twin Lake Towers Apartments. Other income decreased for the three month period due to decreases in late charges at Chambers Ridge, Twin Lake Towers and Pickwick Place Apartments. Other income increased for the six month period due to increases in utility reimbursements at Twin Lake Towers, Chambers Ridge, Hunters Glen IV, Hunters Glen V, and Hunters Glen VI Apartments, partially offset by decreases in late charges and lease cancellation fees at Pickwick Place Apartments.

In November 2002, Twin Lake Towers Apartments experienced a gas leak, causing damage to eight units. A casualty gain of approximately $29,000 was recorded during the six months ended June 30, 2003, due to the receipt of insurance proceeds of approximately $32,000 net of the write off of undepreciated assets of approximately $3,000.

Liquidity and Capital Resources

At June 30, 2004 the Partnership had cash and cash equivalents of approximately $1,080,000 compared to approximately $7,153,000 at June 30, 2003. Cash and cash equivalents decreased approximately $895,000 since December 31, 2003 due to approximately $2,496,000 and $593,000 of cash used in financing and investing activities, respectively, partially offset by approximately $2,194,000 of cash provided by operating activities. Cash used in financing activities consisted of principal payments on the mortgages encumbering the Partnership's properties and distributions to partners. Cash used in investing activities consisted of property improvements and replacements partially offset by withdrawals from restricted escrows maintained by the mortgage lenders. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned for each of the Partnership's properties are detailed below.

Hunters Glen IV Apartments

During the six months ended June 30, 2004, the Partnership completed approximately $93,000 of capital improvements at Hunters Glen IV Apartments, consisting primarily of floor covering replacements, lighting improvements, air conditioning upgrades, cabinet replacements, roof replacements, parking lot resurfacing and structural upgrades. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $52,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Hunters Glen V Apartments

During the six months ended June 30, 2004, the Partnership completed approximately $99,000 of capital improvements at Hunters Glen V Apartments, consisting primarily of floor covering replacements, lighting improvements, roof replacements, water heater upgrades, cabinet replacements and structural upgrades. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $68,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Hunters Glen VI Apartments

During the six months ended June 30, 2004, the Partnership completed approximately $155,000 of capital improvements at Hunters Glen VI Apartments, consisting primarily of floor covering replacements, lighting improvements, roof replacements, cabinet replacements, parking lot resurfacing and structural upgrades. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $25,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Chambers Ridge Apartments

During the six months ended June 30, 2004, the Partnership completed approximately $78,000 of capital improvements at Chambers Ridge Apartments, consisting primarily of water and sewer improvements, floor covering replacements, interior painting, water heater upgrades and other structural improvements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $100,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Twin Lake Towers Apartments

During the six months ended June 30, 2004, the Partnership completed approximately $130,000 of capital improvements at Twin Lake Towers Apartments, consisting primarily of floor covering replacements, lighting improvements, elevator and air conditioning upgrades, office computers, interior and exterior painting and water and sewer improvements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $89,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Pickwick Place Apartments

During the six months ended June 30, 2004, the Partnership completed approximately $108,000 of capital improvements at Pickwick Place Apartments, consisting primarily of floor covering and appliance replacements and structural improvements. These improvements were funded from operating cash flow and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $77,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

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

As of June 1, 2003 the loan on Chambers Ridge Apartments was transferred to a different lender. The credit facility ("Permanent Credit Facility") with the new lender has a maturity date of September 2007 with an option for the Partnership to elect one five-year extension. This Permanent Credit Facility also created separate loans for each property refinanced thereunder, which loans are not cross-collateralized or cross-defaulted with each other. Each note under this Permanent Credit Facility is initially a variable rate loan, and after three years the Partnership has the option of converting the note to a fixed rate loan. The interest rate on the variable rate loans is 85 basis points over the Fannie Mae discounted mortgage-backed security index (1.88% per annum at June 1, 2004), and the rate resets monthly. Each loan automatically renews at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that the property is on the Permanent Credit Facility. The loans may be prepaid without penalty.

On June 27, 2003, the Partnership refinanced the mortgages encumbering Twin Lake Tower Apartments. The refinancing replaced the existing mortgages of approximately $10,192,000 with a new mortgage in the amount of $12,000,000. The new mortgage carries a stated interest rate of 4.54% per annum compared to the stated interest rate of 7.83% per annum on the prior mortgages. Payments on the mortgage loan are due monthly until July 1, 2013 when the loan is scheduled to be fully amortized. Total capitalized loan costs were approximately $252,000 during the six months ended June 30, 2003. The Partnership recognized a loss on the early extinguishment of debt of approximately $124,000 during the six months ended June 30, 2003, due to the write off of unamortized loan costs, debt discounts and prepayment penalties paid.

On June 30, 2003, the Partnership refinanced the mortgage encumbering Hunters Glen IV Apartments. The refinancing replaced the existing mortgage of approximately $7,818,000 with a new mortgage in the amount of $12,200,000. The new mortgage carries a stated interest rate of 5.26% per annum compared to the stated interest rate of 8.43% per annum on the prior mortgage. Payments on the mortgage loan are due monthly until January 1, 2022 when the loan is scheduled to be fully amortized. Total capitalized loan costs were approximately $239,000 during the six months ended June 30, 2003. The Partnership recognized a loss on the early extinguishment of debt of approximately $3,000 during the six months ended June 30, 2003, due to the write off of unamortized loan costs.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Hunter's Glen IV, V and VI Apartments of approximately $39,308,000 matures in January 2022, at which time it is scheduled to be fully amortized. The mortgage indebtedness encumbering Twin Lake Towers Apartments of approximately $11,655,000 matures in July 2013, at which time a balloon payment totaling approximately $7,385,000 will be due. The mortgage indebtedness encumbering Chambers Ridge Apartments of approximately $8,164,000 matures in September 2007 with a five year extension option and a balloon payment of approximately $7,488,000 due at maturity. The mortgage indebtedness encumbering Pickwick Place Apartments of approximately $5,876,000 matures in March 2005, at which time a balloon payment of approximately $5,775,000 will be due. The Managing General Partner will attempt to refinance the mortgages on Twin Lake Towers, Pickwick Place and Chambers Ridge Apartments and/or sell the properties prior to their maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership risks losing the properties through foreclosure.

The Partnership distributed the following amounts during the six months ended June 30, 2004 and 2003 (in thousands except per unit data):

                      Six Months      Per Limited       Six Months      Per Limited
                        Ended         Partnership         Ended         Partnership
                    June 30, 2004         Unit        June 30, 2003         Unit

Operations              $1,567           $34.68           $1,094           $24.22
Refinancing (1)             --               --            3,000            66.42
  Total                 $1,567           $34.68           $4,094           $90.64

(1)   From the May 2003 refinancing of Chambers Ridge Apartments.

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 31,223 limited partnership units (the "Units") in the Partnership representing 69.82% of the outstanding Units at June 30, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 69.82% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, its sole stockholder.

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

On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. No hearing has been scheduled in the matter.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations taken as a whole. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

Item 6.     Exhibits and Reports on Form 8-k

            a)    Exhibits:

                  See Exhibit Index attached.

            b) Reports on Form 8-K filed during the quarter ended June 30, 2004:

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



                                    ANGELES PARTNERS XII


                                    By:   Angeles Realty Corporation II
                                          Managing General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Stephen B. Waters
                                          Stephen B. Waters
                                          Vice President


                                    Date: August 13, 2004

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

      10.23 Multifamily Note dated May 16, 2003, between AP XII Associates Limited Partnership, a South Carolina limited partnership, and GMAC Commercial Mortgage Corporation, a California corporation related to Chambers Ridge Apartments filed as Exhibit 10.23 with the Registrant's Form 10-QSB for the six months ended June 30, 2003 and incorporated herein by reference.

      10.24 Multifamily Note dated June 26, 2003, between AIMCO Twin Lake Towers L. P., a Delaware limited partnership, and Keycorp Real Estate Capital Markets, Inc., an Ohio corporation related to Twin Lake Towers Apartments filed with the Registrant's Form 10-QSB for the six months ended June 30, 2003 and incorporated herein by reference.

      10.25 Multifamily Note dated June 30, 2003, between Hunters Glen AP XII Limited Partnership, a South Carolina limited partnership, and GMAC Commercial Mortgage Bank, a Utah corporation related to Hunters Glen IV Apartments filed with the Registrant's Form 10-QSB for the six months ended June 30, 2003 and incorporated herein by reference.

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  August 13, 2004

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


I, Stephen B. Waters, certify that:


1.    I have reviewed this quarterly  report on Form 10-QSB of Angeles  Partners
      XII;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  August 13, 2004

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice   President   of   Angeles   Realty
                                    Corporation II,  equivalent of the chief
                                    financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                           As Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Angeles Partners XII (the "Partnership"), for the quarterly period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha
L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  August 13, 2004


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  August 13, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.