Form 10QSB
period 2004-09-30
ANGELES PARTNERS XII
filed 2004-11-15
CIK 720392

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 2004


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
                        (in thousands, except unit data)

                               September 30, 2004

Assets
   Cash and cash equivalents                                                $ 1,151
   Receivables and deposits                                                      747
   Restricted escrows                                                             15
   Other assets                                                                2,309
   Investment properties:
      Land                                                    $ 7,072
      Buildings and related personal property                   72,807
                                                                79,879
      Less accumulated depreciation                            (62,593)       17,286
   Assets held for sale                                                        3,193
                                                                            $ 24,701

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 173
   Tenant security deposit liabilities                                           556
   Accrued property taxes                                                        460
   Other liabilities                                                             732
   Due to affiliates (Note B)                                                    308
   Mortgage notes payable                                                     56,412
   Liabilities related to assets held for sale                                 8,175

Partners' Deficit
   General partners                                            $ (142)
   Limited partners (44,718 units issued and
      outstanding)                                             (41,973)      (42,115)
                                                                            $ 24,701


            See Accompanying Notes to Consolidated Financial Statements


                              ANGELES PARTNERS XII
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                                  Three Months Ended      Nine Months Ended
                                                    September 30,           September 30,
                                                   2004        2003        2004         2003
                                                            (Restated)               (Restated)
Revenues:
  Rental income                                  $ 3,679      $ 3,630     $10,562     $10,546
  Other income                                       376          392       1,162       1,135
  Casualty gain (Note D)                              --           64          --          93
     Total revenues                                4,055        4,086      11,724      11,774

Expenses:
  Operating                                        1,441        1,355       3,702       3,802
  General and administrative                         124          188         441         429
  Depreciation                                       914        1,116       2,999       3,362
  Interest                                           944          965       2,846       2,968
  Property taxes                                     472          216       1,251       1,126
  Loss on early extinguishment of debt
   (Note C)                                           --           --          --         125
     Total expenses                                3,895        3,840      11,239      11,812

Income (loss) from continuing operations             160          246         485         (38)
Income (loss) from discontinued operations
  (Note A)                                            96           82           9        (138)

Net income (loss)                                 $ 256        $ 328       $ 494       $ (176)

Net income (loss) allocated to general
  partners (1%)                                    $ 3          $ 3         $ 5         $ (2)
Net income (loss) allocated to limited
  partners (99%)                                     253          325         489        (174)
                                                  $ 256        $ 328       $ 494       $ (176)
Per limited partnership unit:
Income (loss) from continuing operations          $ 3.55      $ 5.46      $ 10.74     $ (0.83)
Income (loss) from discontinued operations          2.12         1.81        0.20       (3.06)
Net income (loss) per limited partnership
  unit                                            $ 5.67      $ 7.27      $ 10.94     $ (3.89)

Distributions per limited partnership
  unit                                             $ --       $163.06     $ 34.68     $253.70

            See Accompanying Notes to Consolidated Financial Statements


                                ANGELES PARTNERS XII
               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners       Total

Original capital contributions         44,773          $ 1       $ 44,773      $ 44,774

Partners' deficit at
  December 31, 2003                    44,718         $ (131)    $(40,911)     $(41,042)

Distributions to partners                  --            (16)      (1,551)       (1,567)

Net income for the nine months
  ended September 30, 2004                 --              5          489           494

Partners' deficit at
  September 30, 2004                   44,718         $ (142)    $(41,973)     $(42,115)

            See Accompanying Notes to Consolidated Financial Statements


                              ANGELES PARTNERS XII
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                   Nine Months Ended
                                                                     September 30,
                                                                      2004     2003
Cash flows from operating activities:
  Net income (loss)                                                $ 494       $ (176)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Depreciation                                                    3,563       4,021
     Amortization of debt discounts and loan costs                     141         154
     Loss on early extinguishment of debt                               --         169
     Casualty gain                                                      --         (93)
     Bad debt                                                          220         414
     Change in accounts:
      Receivables and deposits                                        (164)       (263)
      Other assets                                                    (329)        (74)
      Accounts payable                                                (117)       (130)
      Tenant security deposit liabilities                              (97)         53
      Accrued property taxes                                          (125)       (168)
      Due to affiliates                                               (231)       (189)
      Other liabilities                                                 24        (275)
        Net cash provided by operating activities                    3,379       3,443

Cash flows from investing activities:
  Property improvements and replacements                            (1,238)     (1,111)
  Net receipts from restricted escrows                                  12         423
  Insurance proceeds received                                           --         100
        Net cash used in investing activities                       (1,226)       (588)

Cash flows from financing activities:
  Payments on mortgage notes payable                                (1,410)       (979)
  Repayment of mortgage notes payable                                   --     (23,070)
  Proceeds from mortgage notes payable                                  --      32,585
  Distributions to partners                                         (1,567)    (11,460)
  Advance from affiliate                                                --         240
  Repayment of advances from affiliate                                  --        (240)
  Prepayment penalties paid                                             --         (73)
  Loan costs paid                                                       --        (800)
        Net cash used in financing activities                       (2,977)     (3,797)

Net decrease in cash and cash equivalents                             (824)       (942)
Cash and cash equivalents at beginning of period                     1,975       2,040

Cash and cash equivalents at end of period                        $ 1,151      $ 1,098

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 2,832      $ 3,192

Supplemental disclosure of non-cash flow activity:
  Property improvements and replacements in accounts
   payable                                                          $ 82        $ --

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

            See Accompanying Notes to Consolidated Financial Statements


                              ANGELES PARTNERS XII
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Partners XII (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the accompanying statements of operations for the three and nine months ended September 30, 2003 have been restated to reflect the operations of Chambers Ridge Apartments as income (loss) from discontinued operations. The Partnership has committed to a plan to sell Chambers Ridge Apartments within one year. In accordance with SFAS No. 144, the assets and liabilities of Chambers Ridge have been classified as held for sale at September 30, 2004. Included in the income
(loss) from discontinued operations are revenues of approximately $627,000 and $1,828,000 for the three and nine months ended September 30, 2004, respectively, and approximately $647,000 and $1,868,000 for the three and nine months ended September 30, 2003, respectively.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $660,000 and $679,000 for the nine months ended September 30, 2004 and 2003, respectively, which is included in operating expenses and income
(loss) from discontinued operations.

The Partnership Agreement provides for a fee equal to 7.5% of "net cash flow from operations", as defined in the Partnership Agreement to be paid to the Managing General Partner for executive and administrative management services. One half of this fee is to be accrued and not paid unless the limited partners have received distributions equal to a 5% cumulative annual return on their adjusted capital investment as defined in the Partnership Agreement. This return criteria has not been met. The fee was approximately $56,000 and $136,000 for the nine months ended September 30, 2004 and 2003, respectively, which is included in general and administrative expenses. The balance payable to the Managing General Partner at September 30, 2004 is approximately $316,000 and is included in due to affiliates. Of this amount, approximately $289,000 will remain accrued until the criteria for payment have been met.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $293,000 and $181,000 for the nine months ended September 30, 2004 and 2003, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $44,000 and $38,000 for the nine months ended September 30, 2004 and 2003, respectively. The construction management service fees are calculated based on a percentage of current additions to investment properties. At September 30, 2004, the Partnership is due a refund from the Managing General Partner of approximately $8,000 for accountable administrative expenses which were overpaid.

In addition to reimbursement for services to affiliates, the Partnership paid an affiliate of the Managing General Partner for loan costs related to refinancing of approximately $84,000 for Chambers Ridge Apartments, approximately $120,000 for Twin Lake Towers Apartments and approximately $122,000 for Hunters Glen IV Apartments during the nine months ended September 30, 2003 (see "Note C"). These costs were capitalized and are included in other assets and assets held for sale.

During the nine months ended September 30, 2003, the Managing General Partner advanced the Partnership funds to cover costs related to the refinancing of Twin Lakes Towers mortgage, totaling approximately $240,000. Interest was charged at prime plus 1%. Interest expense on this advance was approximately $1,000 for the nine months ended September 30, 2003. This advance and interest incurred was repaid during the nine months ended September 30, 2003 with the proceeds from the refinancing of Twin Lake Towers. There were no advances from the Managing General Partner during the nine months ended September 30, 2004.

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

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $229,000 and $228,000, respectively, for insurance coverage and fees associated with policy claims administration.

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

As of June 1, 2003 the loan on Chambers Ridge Apartments was transferred to a different lender. The credit facility ("Permanent Credit Facility") with the new lender has a maturity date of September 2007 with an option for the Partnership to elect one five-year extension. This Permanent Credit Facility also created separate loans for each property refinanced thereunder, which loans are not cross-collateralized or cross-defaulted with each other. Each note under this Permanent Credit Facility is initially a variable rate loan, and after three years the Partnership has the option of converting the note to a fixed rate loan. The interest rate on the variable rate loans is 85 basis points over the Fannie Mae discounted mortgage-backed security index (2.46% per annum at September 30, 2004), and the rate resets monthly. Each loan automatically renews at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that the property is on the Permanent Credit Facility. The loans may be prepaid without penalty.

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

Note E - Property Tax

During 2003, the state of Indiana implemented a reassessment of property tax values and the Partnership appealed the reassessed property tax value of Pickwick Place Apartments. In the state of Indiana, property tax bills are paid one year in arrears. Due to the Partnership's appeal of the reassessed property value in 2003, the property tax accrual for 2003 and in certain situations, the remaining liability for the 2002 property tax bills was based on the property tax value as estimated by a third party property tax specialist. The appeal was settled during the nine months ended September 30, 2004 and the final assessed property tax value was lower than the amount estimated by the third party. Therefore, the accrual for the remaining taxes due for 2002 and 2003 as well as the estimate for taxes which will be due for 2004 was reduced during the nine months ended September 30, 2004 based on this revised assessed property tax value. The accrual at September 30, 2003 was based on a preliminary estimate which was increased to the third party estimate during the fourth quarter of 2003.

Note F - Contingencies

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

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

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the court heard oral argument on the motions and denied them both in their entirety. The Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. The Court of Appeals heard oral argument on both appeals on September 22, 2004 and took the matters under submission.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 the plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

As  previously  disclosed,  the  Central  Regional  Office of the United  States
Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, and tax credit transactions. AIMCO is cooperating fully. AIMCO is not able to predict when the matter will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

The Partnership's investment properties consist of six apartment complexes, one of which is classified as held for sale at September 30, 2004 (as discussed in "Results of Operations"). The following table sets forth the average occupancy of the remaining properties for the nine months ended September 30, 2004 and 2003:

                                                   Average Occupancy
      Property                                      2004       2003

      Hunters Glen - IV Apartments                  93%        94%
        Plainsboro, New Jersey
      Hunters Glen - V Apartments                   92%        94%
        Plainsboro, New Jersey
      Hunters Glen - VI Apartments (1)              90%        94%
        Plainsboro, New Jersey
      Twin Lake Towers Apartments (2)               88%        93%
        Westmont, Illinois
      Pickwick Place Apartments (3)                 95%        92%
        Indianapolis, Indiana

(1) The Managing General Partner attributes the decrease in occupancy at Hunters Glen VI to apartments being unavailable during an upgrade process.

(2) The Managing General Partner attributes the decrease in occupancy at Twin Lake Towers Apartments to increases in utility charges and low interest rates resulting in tenants purchasing homes.

(3) The Managing General Partner attributes the increase in occupancy at Pickwick Place Apartments to increased marketing efforts.

The Partnership's financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership's financial results.

Results from Operations

The Partnership recognized net income of approximately $256,000 and $494,000 for the three and nine months ended September 30, 2004, respectively, compared to net income of approximately $328,000 for the three months ended September 30, 2003 and a net loss of approximately $176,000 for the nine months ended
September 30, 2003. The decrease in net income for the three months ended September 30, 2004 is due to an increase in total expenses and a decrease in total revenues partially offset by an increase in income from discontinued operations. The decrease in net loss for the nine months ended September 30, 2004 is due to a decrease in total expenses and a decrease in loss from discontinued operations partially offset by a decrease in total revenues.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the accompanying statements of operations for the three and nine months ended September 30, 2003 have been restated to reflect the operations of Chambers Ridge Apartments as income (loss) from discontinued operations. The Partnership has committed to a plan to sell Chambers Ridge Apartments within one year. In accordance with SFAS No. 144, the assets and liabilities of Chambers Ridge have been classified as held for sale at September 30, 2004.

Income from discontinued operations is approximately $96,000 and $9,000 for the three and nine months ended September 30, 2004, respectively, compared to income from discontinued operations of approximately $82,000 for the three months ended September 30, 2003 and a loss from discontinued operations of approximately $138,000 for the nine months ended September 30, 2003. Included in the income
(loss) from discontinued operations are revenues of approximately $627,000 and $1,828,000 for the three and nine months ended September 30, 2004, respectively, and approximately $647,000 and $1,868,000 for the three and nine months ended September 30, 2003, respectively. The increase in income from discontinued operations is primarily due to reduced interest expense due to the refinancing in 2003 at lower interest rates, reduced depreciation expense due to assets becoming fully depreciated partially offset by reduced occupancy at the property.

The Partnership recognized income from continuing operations of approximately $160,000 and $485,000 for the three and nine months ended September 30, 2004, respectively, compared to income from continuing operations of approximately $246,000 and loss from continuing operations of approximately $38,000 for the three and nine months ended September 30, 2003, respectively. The decrease in income from continuing operations for the three months ended September 30, 2004 is due to an increase in total expenses and a decrease in total revenues. The decrease in loss from continuing operations for the nine months ended September 30, 2004, is due to a decrease in total expenses, partially offset by a decrease in total revenues.

Total expenses increased for the three months ended September 30, 2004 due to increases in operating and property tax expenses partially offset by decreases in depreciation, interest, and general and administrative expenses. Operating expenses increased due to increases in property, administrative and advertising expenses. Property expense increased due to increases in salaries and related benefits and utilities at all the Partnership's properties. Administrative expense increased primarily due to an increase in costs incurred in appealing the assessed value of Pickwick Place Apartments. Advertising expense increased due to an increase in web advertising at Twin Lake Towers Apartments. Total expenses decreased for the nine months ended September 30, 2004, due to decreases in operating, depreciation and interest expenses, partially offset by increases in property tax and general and administrative expenses. Operating expenses decreased due to a decrease in maintenance expenses partially offset by increases in property and administrative expenses. Maintenance expenses decreased due to decreases in contract services primarily at Pickwick Place Apartments and snow removal costs primarily at Hunters Glen IV and V Apartments, partially offset by an increase in contract service costs at Twin Lake Tower Apartments. Property expenses increased due to an increase in salaries and related benefits primarily at Hunters Glen IV Apartments and an increase in utility expenses primarily at Hunters Glen IV and Twin Lake Towers Apartments. Administrative expenses increased primarily due to an increase in costs incurred in appealing the assessed value of Pickwick Place Apartments. Depreciation expense decreased for both the three and nine months ended September 30, 2004 due to assets becoming fully depreciated at Pickwick Place and Twin Lake Towers Apartments. Interest expense decreased for the three and nine months ended
September 30, 2004, due to the refinancing of two of the Partnership's properties at lower interest rates during 2003, as discussed in "Liquidity and Capital Resources". Property tax expense increased for both the three and nine months ended September 30, 2004, primarily due to an increase in property tax rates at Hunters Glen IV, V, and VI Apartments and to the settlement reached with the state of Indiana on the assessed value of Pickwick Place Apartments.

During 2003, the state of Indiana implemented a reassessment of property tax values and the Partnership appealed the reassessed property tax value of Pickwick Place Apartments. In the state of Indiana, property tax bills are paid one year in arrears. Due to the Partnership's appeal of the reassessed property value in 2003, the property tax accrual for 2003 and in certain situations, the remaining liability for the 2002 property tax bills was based on the property tax value as estimated by a third party property tax specialist. The appeal was settled during the nine months ended September 30, 2004 and the final assessed property tax value was lower than the amount estimated by the third party. Therefore, the accrual for the remaining taxes due for 2002 and 2003 as well as the estimate for taxes which will be due for 2004 was reduced during the nine months ended September 30, 2004 based on this revised assessed property tax value. The accrual at September 30, 2003 was based on a preliminary estimate which was increased to the third party estimate during the fourth quarter of 2003. Therefore, while the total accrual was reduced upon the settlement, property tax expense increased for Pickwick Place Apartments for the three and nine months ended September 30, 2004 as compared to the same period in 2003.

General and administrative expenses decreased for the three months ended September 30, 2004 due to a decrease in Partnership management fees as a result of a decrease in cash flows which are used to calculate the fee pursuant to the Partnership Agreement, partially offset by an increase in the cost of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. General and administrative expenses increased for the nine months ended September 30, 2004 due to an increase in the costs of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement partially offset by a decrease in Partnership management fees (as discussed above). Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues decreased for the three months ended September 30, 2004, due to a decrease in casualty gain (as discussed below) partially offset by an increase in rental income. Rental income increased primarily due to an increase in occupancy at Pickwick Place Apartments. Total revenues decreased for the nine months ended September 30, 2004 due to a decrease in casualty gain partially offset by an increase in rental and other income. Rental income increased due to increased occupancy at Pickwick Place Apartments, increased rental rates at Hunters Glen IV, Hunters Glen V and Hunters Glen VI Apartments and a decrease in bad debt expense at Hunters Glen V, Hunters Glen VI, Twin Lake Towers and Pickwick Place Apartments partially offset by decreases in occupancy at Hunters Glen IV, Hunters Glen V, Hunters Glen VI, and Twin Lake Towers Apartments, reduced rental rates at Twin Lake Towers and Pickwick Place Apartments and increased bad debt expenses at Hunters Glen IV Apartments. Other income increased due to increases in utility reimbursements at Hunters Glen IV, Hunters Glen V and Hunters Glen VI Apartments and increased lease cancellation fees at Hunters Glen IV Apartments partially offset by reduced late charges and lease cancellation fees at Pickwick Place Apartments.

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

Liquidity and Capital Resources

At September 30, 2004 the Partnership had cash and cash equivalents of approximately $1,151,000 compared to approximately $1,098,000 at September 30, 2003. Cash and cash equivalents decreased approximately $824,000 since December 31, 2003 due to approximately $2,977,000 and $1,226,000 of cash used in financing and investing activities, respectively, partially offset by approximately $3,379,000 of cash provided by operating activities. Cash used in financing activities consisted of principal payments on the mortgages encumbering the Partnership's properties and distributions to partners. Cash used in investing activities consisted of property improvements and replacements partially offset by withdrawals from restricted escrows maintained by the mortgage lenders. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. Capital improvements planned for each of the Partnership's properties are detailed below.

Hunters Glen IV Apartments

During the nine months ended September 30, 2004, the Partnership completed approximately $207,000 of capital improvements at Hunters Glen IV Apartments, consisting primarily of floor covering replacements, lighting improvements, air conditioning upgrades, cabinet replacements, roof replacements, structural upgrades, balcony replacements and water/sewer upgrades. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $91,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Hunters Glen V Apartments

During the nine months ended September 30, 2004, the Partnership completed approximately $233,000 of capital improvements at Hunters Glen V Apartments, consisting primarily of floor covering replacements, lighting improvements, roof and balcony replacements, cabinet replacements and structural upgrades. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $107,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Hunters Glen VI Apartments

During the nine months ended September 30, 2004, the Partnership completed approximately $299,000 of capital improvements at Hunters Glen VI Apartments, consisting primarily of floor covering replacements, lighting improvements, roof replacements, cabinet replacements, parking lot resurfacing, structural upgrades, air conditioning unit and water/sewer upgrades and balcony replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $117,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Chambers Ridge Apartments

During the nine months ended September 30, 2004, the Partnership completed approximately $160,000 of capital improvements at Chambers Ridge Apartments, consisting primarily of water and sewer improvements, floor covering replacements, interior painting, water heater upgrades and other structural improvements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $18,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property. The Partnership plans to sell the property within one year.

Twin Lake Towers Apartments

During the nine months ended September 30, 2004, the Partnership completed approximately $234,000 of capital improvements at Twin Lake Towers Apartments, consisting primarily of floor covering replacements, lighting improvements, air conditioning upgrades, office computers, interior and exterior painting and water and sewer improvements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $10,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Pickwick Place Apartments

During the nine months ended September 30, 2004, the Partnership completed approximately $187,000 of capital improvements at Pickwick Place Apartments, consisting primarily of floor covering, furniture and fixture, window, concrete and appliance replacements and structural improvements. These improvements were funded from operating cash flow and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $52,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

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

As of June 1, 2003 the loan on Chambers Ridge Apartments was transferred to a different lender. The credit facility ("Permanent Credit Facility") with the new lender has a maturity date of September 2007 with an option for the Partnership to elect one five-year extension. This Permanent Credit Facility also created separate loans for each property refinanced thereunder, which loans are not cross-collateralized or cross-defaulted with each other. Each note under this Permanent Credit Facility is initially a variable rate loan, and after three years the Partnership has the option of converting the note to a fixed rate loan. The interest rate on the variable rate loans is 85 basis points over the Fannie Mae discounted mortgage-backed security index (2.46% per annum at September 30, 2004), and the rate resets monthly. Each loan automatically renews at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that the property is on the Permanent Credit Facility. The loans may be prepaid without penalty.

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

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Hunter's Glen IV, V and VI Apartments of approximately $39,007,000 matures in January 2022, at which time it is scheduled to be fully amortized. The mortgage indebtedness encumbering Twin Lake Towers Apartments of approximately $11,558,000 matures in July 2013, at which time a balloon payment totaling approximately $7,385,000 will be due. The mortgage indebtedness encumbering Chambers Ridge Apartments of approximately $8,111,000 matures in September 2007 with a five year extension option and a balloon payment of approximately $7,488,000 due at maturity. The mortgage indebtedness encumbering Pickwick Place Apartments of approximately $5,847,000 matures in March 2005, at which time a balloon payment of approximately $5,775,000 will be due. The Managing General Partner anticipates it will refinance the mortgage at Pickwick Place Apartments prior to its maturity date. The Managing General Partner will also attempt to refinance the mortgage on Twin Lake Towers Apartments and/or sell the property prior to its maturity date. The Partnership plans to sell Chamber Ridge Apartments within one year. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership risks losing the properties through foreclosure.

The Partnership distributed the following amounts during the nine months ended September 30, 2004 and 2003 (in thousands except per unit data):


                      Nine Months                      Nine Months
                         Ended        Per Limited         Ended         Per Limited
                     September 30,    Partnership     September 30,     Partnership
                         2004             Unit             2003             Unit

Operations              $1,567           $34.68          $ 2,759          $ 61.09
Refinancing (1)             --               --            8,701           192.61
  Total                 $1,567           $34.68          $11,460          $253.70

(1) From the May 2003 refinancing of Chambers Ridge Apartments and the June 2003 refinancings of Hunters Glen IV, and Twin Lake Towers Apartments.

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 31,223 limited partnership units (the "Units") in the Partnership representing 69.82% of the outstanding Units at September 30, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard, on November 4, 2004, an affiliate of AIMCO commenced a tender offer to purchase any and all of the remaining partnership interests for a purchase price of $806.31. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 69.82% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

                           PART II - OTHER INFORMATION


Item 1.     Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

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

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the court heard oral argument on the motions and denied them both in their entirety. The Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. The Court of Appeals heard oral argument on both appeals on September 22, 2004 and took the matters under submission.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 the plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

Item 6.     Exhibits


            See Exhibit Index attached.

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


                                    Date: November 12, 2004

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

      10.23 Multifamily Note dated May 16, 2003, between AP XII Associates Limited Partnership, a South Carolina limited partnership, and GMAC Commercial Mortgage Corporation, a California corporation related to Chambers Ridge Apartments filed as Exhibit 10.23 with the Registrant's Form 10-QSB for the nine months ended June 30, 2003 and incorporated herein by reference.

      10.24 Multifamily Note dated June 26, 2003, between AIMCO Twin Lake Towers L. P., a Delaware limited partnership, and Keycorp Real Estate Capital Markets, Inc., an Ohio corporation related to Twin Lake Towers Apartments filed with the Registrant's Form 10-QSB for the nine months ended June 30, 2003 and incorporated herein by reference.

      10.25 Multifamily Note dated June 30, 2003, between Hunters Glen AP XII Limited Partnership, a South Carolina limited partnership, and GMAC Commercial Mortgage Bank, a Utah corporation related to Hunters Glen IV Apartments filed with the Registrant's Form 10-QSB for the nine months ended June 30, 2003 and incorporated herein by reference.

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

Date:  November 12, 2004

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

Date:  November 12, 2004

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice  President  of Angeles  Realty
                                    Corporation II, equivalent of the chief
                                    financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Angeles Partners XII (the "Partnership"), for the quarterly period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  November 12, 2004


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  November 12, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.