Form 10KSB
period 2004-12-31
ANGELES PARTNERS XII
filed 2005-03-18
CIK 720392

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
 (Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

                 For the fiscal year ended December 31, 2004

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

State issuer's revenues for its most recent fiscal year.  $15,855,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2004. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The Partnership is engaged in the business of operating and holding real estate properties for investment. In 1984 and 1985 during its acquisition phase, the Partnership acquired ten existing apartment properties and one existing commercial property. In 1990, the Partnership lost one of its apartment properties to foreclosure. During 1991, the Partnership acquired a 44.5% general partnership interest in a joint venture, Princeton Meadows Golf Course Joint Venture ("Joint Venture"), partnering with two affiliated partnerships. In 1999, the Partnership sold its only commercial property, one of its apartment properties and the Joint Venture sold its only investment property, Princeton Meadows Golf Course. In May 2001, the Partnership sold two of its apartment properties. As of December 31, 2004, the Partnership continues to own and operate six apartment complexes, one of which is classified as held for sale at December 31, 2004 as discussed in "Item 6. Management's Discussion and Analysis or Plan of Operation". (see "Item 2, Description of Properties").

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

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership's properties, or restrict renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Managing General Partner believes that the Partnership's properties are substantially in compliance with the present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

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

From time to time, the Federal Bureau of Investigation, or FBI, and the United States Department of Homeland Security issue alerts regarding potential terrorist threats involving apartment buildings. Threats of future terrorist attacks, such as those announced by the FBI and the Department of Homeland
Security, could have a negative effect on rent and occupancy levels at the Partnership's properties. The effect that future terrorist activities or threats of such activities could have on the Partnership's operations is uncertain and unpredictable. If the Partnership were to incur a loss at a property as a result of an act of terrorism, the Partnership could lose all or a portion of the capital invested in the property, as well as the future revenue from the property. In this regard, the Partnership has purchased insurance to cover acts of terrorism. The Managing General Partner does not anticipate that these costs will have a negative effect on the Partnership's consolidated financial condition or results of operations.

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

Item 2.     Description of Property

The following table sets forth the Partnership's investments in properties as of December 31, 2004:

                                 Date of
Property                         Purchase         Type of Ownership            Use

Chambers Ridge Apartments (3)     7/26/84   Fee ownership subject to       Apartment
 Harrisburg, Pennsylvania                   first mortgage (1)             324 units

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

(3) A sale contract was signed for this property on February 2, 2005. In accordance with Statement of Financial Accounting Standards No. 144, the assets and liabilities of the property have been classified as held for sale at December 31, 2004 and the operations of the property have been shown as income (loss) from discontinued operations for the years ended December 31, 2004 and 2003.

Schedule of Properties

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and federal tax basis.

                           Gross
                          Carrying    Accumulated  Depreciable               Federal
Property                    Value    Depreciation      Life      Method     Tax Basis
                              (in thousands)                              (in thousands)

Hunters Glen Apts-IV       $13,688       10,652      5-40 yrs     (1)        $ 3,662
Hunters Glen Apts-V         15,934       12,374      5-40 yrs     (1)          4,184
Hunters Glen Apts-VI        17,196       13,376      5-40 yrs     (1)          3,959
Pickwick Place Apts         12,607        9,443      5-40 yrs     (1)          3,259
Twin Lake Towers Apts       21,045       17,647      5-40 yrs     (1)          4,195

                           $80,470      $63,492                              $19,259

(1) Straight line and accelerated

See "Note A" of the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

The gross carrying value, accumulated depreciation and Federal tax basis of Chambers Ridge Apartments, which is included in assets held for sale, was approximately $14,208,000, $11,347,000 and $3,617,000, respectively, at December 31, 2004.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

                            Principal                                          Principal
                           Balance At                                           Balance
                          December 31,    Interest    Period     Maturity       Due At
        Property              2004        Rate (1)   Amortized   Date (2)      Maturity
                         (in thousands)                                     (in thousands)

Hunters Glen Apts IV
  1st mortgage               $11,626       5.26%     18.5 yrs     01/2022            --
Hunters Glen Apts V
  1st mortgage                13,284       7.14%      20 yrs      01/2022            --
Hunters Glen Apts VI
  1st mortgage                13,826       7.14%      20 yrs      01/2022            --
Pickwick Place Apts
  1st mortgage                 5,816       9.10%      28 yrs      05/2005         5,775
Twin Lake Towers Apts
  1st mortgage                11,461       4.54%      10 yrs      07/2013         7,385

                             $56,013                                            $13,160

 (1)  Fixed rate mortgages.

 (2) See "Item 7. Financial Statements - Note B" for information with respect to the Registrant's ability to prepay these loans and more specific details as to the terms of the loans.

The loan encumbering Chambers Ridge Apartments of approximately $8,060,000, which is included in liabilities held for sale, is an adjustable rate mortgage based on the Fannie Mae discounted mortgage backed security index plus 85 basis points (3.07% per annum at December 31, 2004). The loan is amortized over 30 years, matures in September 2007 and has a balloon payment due at maturity of approximately $7,488,000.

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

As of June 1, 2003 the loan on Chambers Ridge Apartments was transferred to a different lender. The credit facility ("Permanent Credit Facility") with the new lender matures in September 2007 with an option for the Partnership to elect one five-year extension. This Permanent Credit Facility also created separate loans for each property refinanced thereunder, which loans are not cross-collateralized or cross-defaulted with each other. Each note under this Permanent Credit Facility is initially a variable rate loan, and after three years the Partnership has the option of converting the note to a fixed rate loan. The interest rate on the variable rate loans is the Fannie Mae discounted mortgage-backed security index plus 85 basis points (3.07% per annum at December 31, 2004), and the rate resets monthly. Each loan automatically renews at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that the property is financed by the Permanent Credit Facility. The loans may be prepaid without penalty.

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

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2004 and 2003 for each property were as follows:

                                          Average Annual            Average Annual
                                           Rental Rates               Occupancy
                                            (per unit)
Property                                2004         2003          2004        2003

Hunters Glen Apartments - IV            11,221       10,718        93%          94%
Hunters Glen Apartments - V             11,126       10,784        93%          94%
Hunters Glen Apartments - VI (1)        10,889       10,418        91%          94%
Pickwick Place Apartments                6,865        7,159        93%          93%
Twin Lake Towers Apartments              8,945        9,109        90%          92%

(1) The Managing General Partner attributes the decrease in occupancy at Hunters Glen Apartments VI to apartments being unavailable during an upgrade process.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other residential apartment complexes in the area. The Managing General Partner believes that all of the properties are adequately insured. The residential properties are apartment complexes which lease units for terms of one year or less. As of December 31, 2004, no residential tenant leases 10% or more of the available rental space. All of the properties, are in good physical condition subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rates

Real estate taxes and rates in 2004 for each property were:

                                    2004             2004
                                    Taxes            Rate
                                 (in thousands)

Hunters Glen Apartments-IV          $ 419            3.21%
Hunters Glen Apartments-V             483            3.21%
Hunters Glen Apartments-VI            521            3.21%
Pickwick Place Apartments             119            1.68%
Twin Lake Towers Apartments           321            5.53%

During 2003, the state of Indiana implemented a reassessment of property tax values and the Partnership appealed the reassessed property tax value of Pickwick Place Apartments. In the state of Indiana, property tax bills are paid one year in arrears. Due to the Partnership's appeal of the reassessed property value in 2003, the property tax accrual for 2003 and the remaining liability for the 2002 property tax bills was based on the property tax value as estimated by a third party property tax specialist. The appeal was settled during the year ended December 31, 2004 and the final assessed property tax value was lower than the amount estimated by the third party. Therefore, the property tax expense for 2002 and 2003 was reduced by approximately $105,000 and the estimate for taxes which will be due for 2004 was reduced by approximately $63,000 during the year ended December 31, 2004 based on this revised assessed property tax value.

Capital Improvements

Chambers Ridge Apartments

During the year ended December 31, 2004, the Partnership completed approximately $174,000 of capital improvements at Chambers Ridge Apartments consisting primarily of water and sewer improvements, floor covering replacements, painting, water heater upgrades, and other structural improvements. These improvements were funded from operating cash flow. The Partnership regularly evaluates capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital improvements will depend on the physical condition of the property as well as the anticipated cash flow generated by the property. The Partnership plans to sell the property within one year.

Hunters Glen Apartments IV

During the year ended December 31, 2004, the Partnership completed approximately $305,000 of capital improvements at Hunters Glen Apartments IV consisting primarily of floor covering and appliance replacements, lighting improvements, air conditioning upgrades, cabinet replacements, roof replacements, structural upgrades, balcony replacements and water/sewer upgrades. These improvements were funded from operating cash flow. The Partnership regularly evaluates capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital improvements will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Hunters Glen Apartments V

During the year ended December 31, 2004, the Partnership completed approximately $327,000 of capital improvements at Hunters Glen Apartments V consisting primarily of floor covering replacements, lighting improvements, roof and balcony replacements, cabinet replacements, and structural upgrades. These improvements were funded from operating cash flow. The Partnership regularly evaluates capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital improvements will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Hunters Glen Apartments VI

During the year ended December 31, 2004, the Partnership completed approximately $425,000 of capital improvements at Hunters Glen Apartments VI consisting primarily of floor covering replacements, lighting improvements, roof, cabinet and appliance replacements, structural upgrades, air conditioning unit and water/sewer upgrades, and balcony replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital improvements will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Pickwick Place Apartments

During the year ended December 31, 2004, the Partnership completed approximately $312,000 of capital improvements at Pickwick Place Apartments consisting primarily of floor covering, furniture and fixture, window, concrete, roof and appliance replacements and structural improvements. These improvements were funded from operating cash flow and replacement reserves. The Partnership regularly evaluates capital improvement needs of the property. While the
Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital improvements will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Twin Lake Towers Apartments

During the year ended December 31, 2004, the Partnership completed approximately $382,000 of capital improvements at Twin Lake Towers Apartments consisting primarily of floor covering and furniture and fixture replacements, lighting improvements, air conditioning upgrades, office computers, painting and water and sewer improvements. These improvements were funded from operating cash flow. The Partnership regularly evaluates capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital improvements will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

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

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in an action in the United States District Court, District of Columbia. The plaintiffs have styled their complaint as a collective action under the Fair Labor Standards Act ("FLSA") and seek to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, plaintiffs allege AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Discovery relating to the certification of the collective action has concluded and briefing on the matter is underway. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders

The unitholders of the Partnership did not vote on any matter during the quarter ended December 31, 2004.

                                     PART II

Item 5. Market for the Partnership's Common Equity and Related Security Holder Matters

The Partnership, a publicly-held limited partnership, sold 44,773 Limited Partnership Units during its offering period through February 13, 1985. As of December 31, 2004, the Partnership had 1,155 Limited Partners of record and 44,718 Limited Partnership Units (the "Units") outstanding. As of December 31, 2004, affiliates of the Managing General Partner owned 33,132 limited partnership units or 74.09% of the outstanding Units. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2004 and 2003 (see Item 6. "Management's Discussion and Analysis or Plan of Operation" for further details):


                                        Per Limited                        Per Limited
                        Year Ended      Partnership      Year Ended        Partnership
                    December 31, 2004      Unit       December 31, 2003       Unit

Operations               $ 1,567          $ 34.68          $ 2,759           $ 61.08
Refinancing                    --              --            8,701 (1)        192.62
                         $ 1,567          $ 34.68          $11,460           $253.70

(1) From the May 2003 refinancing of Chambers Ridge Apartments and the June 2003 refinancings of Hunters Glen IV and Twin Lake Towers Apartments.

Subsequent to December 31, 2004 the Partnership distributed from operations approximately $612,000 (approximately $606,000 to the limited partners or $13.55 per limited partnership unit). Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any additional distributions to its partners in 2005 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 33,132 Units in the Partnership representing 74.09% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 74.09% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership recognized net income of approximately $1,036,000 for the year ended December 31, 2004 as compared to a net loss of approximately $528,000 for the year ended December 31, 2003. The decrease in net loss for the year ended December 31, 2004 is due to a decrease in total expenses, an increase in total revenues, and an increase in income from discontinued operations.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the consolidated statement of operations for the year ended December 31, 2003 included in "Item 7. Financial Statements" has been restated to reflect the operations of Chambers Ridge Apartments as income (loss) from discontinued operations. The Partnership has signed a contract to sell Chambers Ridge Apartments within one year. In accordance with SFAS No. 144, the assets and liabilities of Chambers Ridge have been classified as held for sale at December 31, 2004.

Income from discontinued operations is approximately $252,000 for the year ended December 31, 2004 as compared to a net loss of approximately $46,000 for the year ended December 31, 2003. Included in the income (loss) from discontinued operations are revenues of approximately $2,500,000 and $2,522,000 for the years ended December 31, 2004 and 2003, respectively. The increase in income from discontinued operations is primarily due to reduced interest expense due to the refinancing in 2003 at lower interest rates and reduced depreciation expense due to assets becoming fully depreciated partially offset by reduced occupancy at the property.

The Partnership recognized income from continuing operations of approximately $784,000 for the year ended December 31, 2004 as compared to a loss from continuing operations of approximately $482,000 for the year ended December 31, 2003. The increase in income from continuing operations is due to a decrease in total expenses and an increase in total revenues.

Total expenses decreased for the year ended December 31, 2004 due to decreases in operating, depreciation, interest and general and administrative expenses, partially offset by increased property tax expense. Operating expenses decreased due to a decrease in maintenance expenses partially offset by an increase in property expenses. Maintenance expenses decreased due to decreases in contract services primarily at Pickwick Place Apartments and snow removal costs primarily at Hunters Glen IV, V and VI Apartments, partially offset by an increase in contract service costs at Twin Lake Towers Apartments. Property expenses increased due to increases in salaries and related benefits and utility expenses at all of the Partnership's properties. Depreciation expense decreased due to assets becoming fully depreciated at Pickwick Place and Twin Lakes Towers Apartments in 2004. Interest expense decreased primarily due to the refinancing of Twin Lake Towers Apartments at a lower interest rate during 2003, as discussed in "Liquidity and Capital Resources." Property tax expense increased primarily due to an increase in the property tax rates at Hunters Glen IV, V and VI Apartments partially offset by the settlement reached with the state of Indiana on the assessed value of Pickwick Place Apartments as discussed below.

During 2003, the state of Indiana implemented a reassessment of property tax values and the Partnership appealed the reassessed property tax value of Pickwick Place Apartments. In the state of Indiana, property tax bills are paid one year in arrears. Due to the Partnership's appeal of the reassessed property value in 2003, the property tax accrual for 2003 and the remaining liability for the 2002 property tax bills was based on the property tax value as estimated by a third party property tax specialist. The appeal was settled during the year ended December 31, 2004 and the final assessed property tax value was lower than the amount estimated by the third party. Therefore, the property tax expense for 2002 and 2003 was reduced by approximately $105,000 and the estimate for taxes which will be due for 2004 was reduced by approximately $63,000 during the year ended December 31, 2004 based on this revised assessed property tax value.

General and administrative expenses decreased for the year ended December 31, 2004 due to a decrease in Partnership management fees as a result of a decrease in cash flows which are used to calculate the fee pursuant to the Partnership Agreement and a decrease in the costs of services included in the management reimbursements to the Managing General Partners as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues increased for the year ended December 31, 2004 due to an increase in rental income partially offset by a decrease in casualty gain (as discussed below). Rental income increased due to an increase in the average rental rates at Hunters Glen IV, V and VI Apartments and a decrease in bad debt expense at Pickwick Place, Twin Lake Towers and Hunters Glen V and VI Apartments, partially offset by decreases in the average rental rates at Twin Lake Towers and Pickwick Place Apartments, reduced occupancy at all but one of the Partnership's properties and an increase in bad debt expense at Hunters Glen IV Apartments.

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

Liquidity and Capital Resources

At December 31, 2004, the Partnership had cash and cash equivalents of approximately $1,804,000 compared to approximately $1,975,000 at December 31, 2003. The decrease in cash and cash equivalents of approximately $171,000 is due to approximately $3,426,000 and $1,846,000 of cash used in financing and investing activities, respectively, partially offset by approximately $5,101,000 of cash provided by operating activities. Cash used in financing activities consisted of principal payments on the mortgages encumbering the Partnership's properties and distributions to partners. Cash used in investing activities consisted of property improvements and replacements and to a lesser extent, deposits to restricted escrows maintained by the mortgage lenders. The Partnership invests its working capital reserves in interest bearing accounts.

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

The  Partnership  regularly  evaluates  the  capital  improvement  needs  of the properties. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties. The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

On May 16, 2003, the Partnership refinanced the mortgages encumbering Chambers Ridge Apartments. The refinancing replaced the existing mortgages of approximately $5,060,000 with a new mortgage in the amount of $8,385,000. Total capitalized loan costs were approximately $236,000 during the year ended December 31, 2003. The Partnership recognized a loss on the early extinguishment of debt of approximately $42,000 during the year ended December 31, 2003, due to the write off of unamortized loan costs, debt discounts and prepayment penalties paid, which is included in income (loss) from discontinued operations.

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

As of June 1, 2003 the loan on Chambers Ridge Apartments was transferred to a different lender. The credit facility ("Permanent Credit Facility") with the new lender matures in September 2007 with an option for the Partnership to elect one five-year extension. This Permanent Credit Facility also created separate loans for each property refinanced thereunder, which loans are not cross-collateralized or cross-defaulted with each other. Each note under this Permanent Credit Facility is initially a variable rate loan, and after three years the Partnership has the option of converting the note to a fixed rate loan. The interest rate on the variable rate loans is the Fannie Mae discounted mortgage-backed security index plus 85 basis points (3.07% per annum at December 31, 2004), and the rate resets monthly. Each loan automatically renews at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that the property is financed by the Permanent Credit Facility. The loans may be prepaid without penalty.

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

The Partnership's mortgage indebtedness encumbering Hunter's Glen IV, V and VI Apartments of approximately $38,736,000 matures in January 2022, at which time it is scheduled to be fully amortized. The mortgage indebtedness encumbering Twin Lake Towers Apartments of approximately $11,461,000 matures in July 2013, at which time a balloon payment totaling approximately $7,385,000 will be due. The mortgage indebtedness encumbering Chambers Ridge Apartments of approximately $8,060,000 matures in September 2007 with a five year extension option and a balloon payment of approximately $7,488,000 due at maturity. The mortgage indebtedness encumbering Pickwick Place Apartments of approximately $5,816,000 matures in May 2005, at which time a balloon payment of approximately $5,775,000 will be due. The Managing General Partner anticipates it will refinance the mortgage at Pickwick Place Apartments prior to its maturity date. The Managing General Partner will also attempt to refinance the mortgage on Twin Lake Towers Apartments and/or sell the property prior to its maturity date. The Partnership has signed a contract to sell Chambers Ridge Apartments. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing the properties through foreclosure. The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership.

The Partnership distributed the following amounts during the years ended December 31, 2004 and 2003 (in thousands except per unit data):

                                        Per Limited                        Per Limited
                        Year Ended      Partnership      Year Ended        Partnership
                    December 31, 2004      Unit       December 31, 2003       Unit

Operations               $ 1,567          $ 34.68          $ 2,759           $ 61.08
Refinancing                    --              --            8,701 (1)        192.62
                         $ 1,567          $ 34.68          $11,460           $253.70

(1) From the May 2003 refinancing of Chambers Ridge Apartments and the June 2003 refinancings of Hunters Glen IV and Twin Lake Towers Apartments.

Subsequent to December 31, 2004 the Partnership distributed from operations approximately $612,000 (approximately $606,000 to the limited partners or $13.55 per limited partnership unit). Future cash distributions will depend on the levels of net cash generated from operations, and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures, to permit any additional distributions to its partners during 2005 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 33,132 limited partnership units (the "Units") in the Partnership representing 74.09% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 74.09% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Rental income attributable to leases, net of any concessions, is recognized on a straight-line basis over the term of the lease. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

Item 7.     Financial Statements

ANGELES PARTNERS XII

LIST OF FINANCIAL STATEMENTS

      Report of Independent Registered Public Accounting Firm

      Consolidated Balance Sheet - December 31, 2004

      Consolidated Statements of Operations - Years ended December 31, 2004 and 2003

      Consolidated Statement of Changes in Partners' Deficit - Years ended December 31, 2004 and 2003

      Consolidated Statements of Cash Flows - Years ended December 31, 2004 and 2003

      Notes to Consolidated Financial Statements

           Report of Independent Registered Public Accounting Firm



The Partners
Angeles Partners XII


We have audited the accompanying consolidated balance sheet of Angeles Partners XII as of December 31, 2004, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Angeles Partners XII at December 31, 2004, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.

                                                          /s/ERNST & YOUNG LLP


Greenville, South Carolina
March 10, 2005

                              ANGELES PARTNERS XII

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2004


Assets
  Cash and cash equivalents                                                 $  1,804
  Receivables and deposits                                                       770
  Restricted escrows                                                              36
  Other assets                                                                 2,103
  Investment properties (Notes B and E):
    Land                                                       $  7,071
    Buildings and related personal property                      73,399
                                                                 80,470
    Less accumulated depreciation                               (63,492)      16,978
  Assets held for sale (Note A)                                                3,128

                                                                            $ 24,819
Liabilities and Partners' Deficit
Liabilities
  Accounts payable                                                          $    150
  Tenant security deposit liabilities                                            532
  Accrued property taxes                                                         507
  Other liabilities                                                              705
  Due to affiliates (Note D)                                                     373
  Mortgage notes payable (Note B)                                             56,013
  Liabilities related to assets held for sale (Note A)                         8,112

Partners' Deficit
  General partners                                             $    (137)
  Limited partners (44,718 units issued and outstanding)         (41,436)    (41,573)

                                                                            $ 24,819

        See Accompanying Notes to Consolidated Financial Statements

                              ANGELES PARTNERS XII

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)


                                                                Years Ended
                                                                December 31,
                                                              2004           2003
Revenues:                                                                 (Restated)
  Rental income                                            $ 14,304       $ 14,067
  Other income                                                1,551          1,487
  Casualty gains (Note F)                                        --            111
      Total revenues                                         15,855         15,665

Expenses:
  Operating                                                   5,011          5,135
  General and administrative                                    607            764
  Depreciation                                                3,898          4,479
  Interest                                                    3,782          3,931
  Property taxes (Note G)                                     1,773          1,711
  Loss on early extinguishment of debt (Note B)                  --            127
      Total expenses                                         15,071         16,147

Income (loss) from continuing operations                        784           (482)
Income (loss) from discontinued operations (Note A)             252            (46)

Net income (loss) (Note C)                                 $  1,036       $   (528)

Net income (loss) allocated to general partners (1%)       $     10       $     (5)
Net income (loss) allocated to limited partners (99%)         1,026           (523)

                                                           $  1,036       $   (528)

Per limited partnership unit:
Income (loss) from continuing operations                   $  17.35       $ (10.67)
Income (loss) form discontinued operations                     5.59          (1.03)

Net income (loss) per limited partnership unit             $  22.94       $ (11.70)

Distributions per limited partnership unit                 $  34.68       $ 253.70

        See Accompanying Notes to Consolidated Financial Statements

                              ANGELES PARTNERS XII

            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)



                                     Limited
                                    Partnership     General       Limited
                                       Units        Partners      Partners       Total

Original capital contributions         44,773       $    1       $ 44,773       $ 44,774

Partners' deficit
  at December 31, 2002                 44,718       $  (11)      $(29,043)      $(29,054)

Net loss for the year ended
  December 31, 2003                        --           (5)          (523)          (528)

Distributions to Partners                  --         (115)       (11,345)       (11,460)

Partners' deficit at
  December 31, 2003                    44,718         (131)       (40,911)       (41,042)

Net income for the year ended
  December 31, 2004                        --           10          1,026          1,036

Distributions to Partners                  --          (16)        (1,551)        (1,567)

Partners' deficit at
  December 31, 2004                    44,718       $ (137)      $(41,436)      $(41,573)

        See Accompanying Notes to Consolidated Financial Statements

                              ANGELES PARTNERS XII

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                       Years Ended
                                                                      December 31,
                                                                    2004         2003
Cash flows from operating activities:
  Net income (loss)                                              $   1,036     $   (528)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Depreciation                                                    4,462        5,352
     Amortization of loan costs                                        188          199
     Loss on early extinguishment of debt                               --          169
     Casualty gain                                                      --         (111)
     Bad debt                                                          264          519
     Change in accounts:
      Receivables and deposits                                        (166)        (374)
      Other assets                                                    (156)          (1)
      Accounts payable                                                (147)         (76)
      Tenant security deposit liabilities                             (123)          (2)
      Accrued property taxes                                           (88)          47
      Due to affiliates                                               (166)         214
      Other liabilities                                                 (3)        (260)
        Net cash provided by operating activities                    5,101        5,148

Cash flows from investing activities:
  Property improvements and replacements                            (1,837)      (1,439)
  Net (deposits) receipts from restricted escrows                       (9)         414
  Insurance proceeds received                                           --          119
        Net cash used in investing activities                       (1,846)        (906)

Cash flows from financing activities:
  Payments on mortgage notes payable                                (1,859)      (1,497)
  Repayment of mortgage notes payable                                   --      (23,070)
  Proceeds from mortgage notes payable                                  --       32,585
  Distributions to partners                                         (1,567)     (11,460)
  Advances from affiliate                                               --          240
  Repayment of advances from affiliate                                  --         (240)
  Prepayment penalties paid                                             --          (73)
  Loan costs paid                                                       --         (792)
        Net cash used in financing activities                       (3,426)      (4,307)

Net decrease in cash and cash equivalents                             (171)         (65)
Cash and cash equivalents at beginning of year                       1,975        2,040

Cash and cash equivalents at end of year                         $   1,804     $  1,975

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $   3,753     $  4,129
Supplemental disclosure of non-cash activity:
  Property improvements and replacements in accounts payable     $      88     $     --

At December  31,  2002,  accounts  payable  included  approximately  $52,000 for
property   improvements  and  replacements,   which  are  included  in  property
improvements and replacements for the year ended December 31, 2003.

        See Accompanying Notes to Consolidated Financial Statements


                              ANGELES PARTNERS XII

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004


Note A - Organization and Significant Accounting Policies

Organization: Angeles Partners XII (the "Partnership" or "Registrant") is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act pursuant to the amended Certificate and Agreement of Limited
Partnership (herein referred to as the "Agreement") dated May 26, 1983. The Partnership's managing general partner is Angeles Realty Corporation II ("ARC II" or the "Managing General Partner"), a California corporation. ARC II was a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which was an affiliate of Insignia Financial Group, Inc. ("Insignia"). Effective February 26, 1999, IPT was merged into Apartment Investment and Management Company ("AIMCO") a publicly traded real estate investment trust. Thus the Managing General Partner is now a wholly-owned subsidiary of AIMCO. The Elliott Accommodation Trust and the Elliott Family Partnership, a California limited partnership, were the Non-Managing General Partners. Effective December 31, 1997, the Elliott
Family  Partnership,  Ltd.  acquired the Elliott  Accommodation  Trust's general partner interest in the Partnership. On June 30, 2000, Elliott Family Partnership sold its remaining interest to AIMCO Properties, LP, a wholly owned subsidiary of AIMCO. The Managing General Partner and the Non-Managing General Partner are herein collectively referred to as the "General Partners". The Partnership Agreement provides that the Partnership is to terminate on December 31, 2035, unless terminated prior to such date. As of December 31, 2004, the Partnership operates six residential properties in or near major urban areas in the United States.

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

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $1,739,000 at December 31, 2004 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged the unit and is current on rental payments.

Deferred Costs: Loan costs of approximately $2,098,000, less accumulated amortization of approximately $476,000, are included in other assets. The loan costs are amortized over the terms of the related loan agreements. Amortization expense for 2004 was approximately $188,000 and is included in interest expense and income (loss) from discontinued operations. Amortization expense is expected to be approximately $119,000 in 2005, and approximately $110,000 in 2006, 2007, 2008 and 2009.

Leasing   commissions  and  other  direct  costs  incurred  in  connection  with successful leasing efforts are deferred and amortized over the terms of the related leases. Amortization of these costs is included in operating expenses.

Restricted escrows: In conjunction with the refinancing of the mortgage encumbering Pickwick Place Apartments on April 17, 1995, a replacement reserve was established to fund certain nonrecurring costs for interior and exterior capital improvements at the property. The balance in this escrow account is approximately $36,000 at December 31, 2004.

Investment Properties: Investment properties consist of six apartment complexes and are stated at cost, one of which is classified as held for sale at December 31, 2004 as discussed below. Acquisition fees are capitalized as a cost of real estate. The Partnership capitalizes all expenditures in excess of $250 that clearly relate to the acquisition and installation of real and personal property components. These expenditures include costs incurred to replace existing property components, costs incurred to add a material new feature to a property, and costs that increase the useful life or service potential of a property component. These capitalized costs are depreciated over the useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in the years ended December 31, 2004 and 2003.

In accordance with SFAS No. 144, the accompanying consolidated statement of operations for the year ended December 31, 2003 has been restated to reflect the operations of Chambers Ridge Apartments as income (loss) from discontinued operations. The Partnership has signed a contract to sell Chambers Ridge Apartments for approximately $14,500,000. The assets and liabilities of Chambers Ridge have been classified as held for sale at December 31, 2004. Included in the income (loss) from discontinued operations are revenues of approximately $2,500,000 and $2,522,000 for the years ended December 31, 2004 and 2003, respectively.

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

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 19 years for additions after May 8, 1985, and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27 1/2 years and (2) personal property additions over 5 years.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Rental income attributable to leases, net of any concessions, is recognized on a straight-line basis over the term of the lease. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The Partnership estimates the fair value of its long term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long term debt. The fair value of the Partnership's long term debt at the Partnership's incremental borrowing rate approximates its carrying value.

Advertising Costs: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $200,000 and $173,000 for the years ended December 31, 2004 and 2003, respectively, are included in operating expense and income (loss) from discontinued operations.

Note B - Mortgage Notes Payable

The principal terms of mortgage notes payable are as follows:

                            Principal     Monthly                             Principal
                           Balance At     Payment     Standard                 Balance
                          December 31,   Including    Interest    Maturity      Due At
        Property              2004        Interest      Rate        Date       Maturity
                         (in thousands)                                     (in thousands)

Hunters Glen Apts IV
  1st mortgage              $11,626          86        5.26%      01/2022           --
Hunters Glen Apts V
  1st mortgage               13,284         112        7.14%      01/2022           --
Hunters Glen Apts VI
  1st mortgage               13,826         117        7.14%      01/2022           --
Pickwick Place Apts
  1st mortgage                5,816          54        9.10%      05/2005        5,775
Twin Lake Towers Apts
  1st mortgage               11,461          76        4.54%      07/2013        7,385

                            $56,013        $445                                $13,160

The mortgage notes payable are fixed rate mortgages that are non-recourse and are secured by a pledge of the Partnership's rental properties and by a pledge of revenues from the respective rental properties. Certain of the notes include prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

The loan encumbering Chambers Ridge Apartments of approximately $8,060,000, which is included in liabilities held for sale, is an adjustable rate mortgage based on the Fannie Mae discounted mortgage backed security index plus 85 basis points (3.07% per annum at December 31, 2004). The loan is amortized over 30 years, matures in September 2007 and has a balloon payment due at maturity of approximately $7,488,000.

On May 16, 2003, the Partnership refinanced the mortgages encumbering Chambers Ridge Apartments. The refinancing replaced the existing mortgages of approximately $5,060,000 with a new mortgage in the amount of $8,385,000. Total capitalized loan costs were approximately $236,000 during the year ended December 31, 2003. The Partnership recognized a loss on the early extinguishment of debt of approximately $42,000 during the year ended December 31, 2003, due to the write off of unamortized loan costs, debt discounts and prepayment penalties paid which is included in income (loss) from discontinued operations.

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

As of June 1, 2003 the loan on Chambers Ridge Apartments was transferred to a different lender. The credit facility ("Permanent Credit Facility") with the new lender matures in September 2007 with an option for the Partnership to elect one five-year extension. This Permanent Credit Facility also created separate loans for each property refinanced thereunder, which loans are not cross-collateralized or cross-defaulted with each other. Each note under this Permanent Credit Facility is initially a variable rate loan, and after three years the Partnership has the option of converting the note to a fixed rate loan. The interest rate on the variable rate loans is the Fannie Mae discounted mortgage-backed security index plus 85 basis points (3.07% per annum at December 31, 2004), and the rate resets monthly. Each loan automatically renews at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that the property is financed by the Permanent Credit Facility. The loans may be prepaid without penalty.

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

Scheduled principal payments of mortgage notes payable subsequent to December 31, 2004, are as follows (in thousands):

                                2005           $ 7,492
                                2006             1,780
                                2007             1,891
                                2008             2,009
                                2009             2,135
                             Thereafter         40,706
                                               $56,013

Note C - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, taxable income or loss of the Partnership is reported in the income tax returns of its partners and no provision for income taxes is made in the financial statements of the Partnership.

The following is a reconciliation of reported net income (loss) and Federal taxable income (in thousands, except per unit data):

                                               2004        2003

Net income (loss) as reported                 $ 1,036     $ (528)
Add (deduct):
  Depreciation differences                      1,877      2,464
  Unearned income                                (114)      (128)
  Discounts on mortgage notes payable              --         (2)
  Casualty                                         --        (83)
  Extinguishment of debt                           (1)        72
  Other                                          (516)       675
Federal taxable income                        $ 2,282    $ 2,470
Federal taxable income per limited
  partnership unit                            $ 50.52    $ 54.68


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

Net liabilities                           $(41,573)
Land and buildings                           6,767
Accumulated depreciation                    (3,732)
Syndication and distribution costs           5,604
Other                                          732

Net liabilities - Federal tax basis       $(32,202)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership incurred fees to such affiliates of approximately $903,000 for both years ended December 31, 2004 and 2003, which is included in operating expenses and income (loss) from discontinued operations. Approximately $8,000 of these fees remain unpaid as of December 31, 2004 and are included in due to affiliates.

The Partnership Agreement provides for a fee equal to 7.5% of "net cash from operations", as defined in the Partnership Agreement to be paid to the Managing General Partner for executive and administrative management services. One half of this fee is to be accrued and not paid unless the limited partners have received distributions equal to a 5% cumulative annual return on their adjusted capital investment as defined in the Partnership Agreement. This return criteria has not been met. The fee was approximately $105,000 and $198,000 for the years ended December 31, 2004 and 2003, respectively, which is included in general and administrative expenses. The balance payable to the Managing General Partner at December 31, 2004 was approximately $365,000 and is included in due to affiliates. Of this amount, approximately $313,000 will remain accrued until the criteria for payment have been met.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $435,000 and $436,000 for the years ended December 31, 2004 and 2003, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the years ended December 31, 2004 and 2003 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $104,000 and $68,000, respectively. The construction management service fees are calculated based on a percentage of certain additions to investment properties.

In addition to reimbursement for services to affiliates, the Partnership paid an affiliate of the Managing General Partner for loan costs related to refinancing of approximately $84,000 for Chambers Ridge Apartments, approximately $120,000 for Twin Lake Towers Apartments and approximately $122,000 for Hunters Glen IV Apartments during the year ended December 31, 2003. These costs were capitalized and are included in other assets and assets held for sale.

During the year ended December 31, 2003, the Managing General Partner advanced the Partnership approximately $240,000 to cover costs related to the refinancing of Twin Lake Towers mortgage. Interest was charged at prime plus 1%. Interest expense on this advance was approximately $1,000 for the year ended December 31, 2003. This advance and interest incurred were repaid during the year ended December 31, 2003 with the proceeds from the refinancing of Twin Lake Towers. There were no advances from the Managing General Partner during the year ended December 31, 2004.

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

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $256,000 and $228,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 33,132 limited partnership units (the "Units") in the Partnership representing 74.09% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 74.09% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note E - Investment Properties and Accumulated Depreciation

                                               Initial Cost
                                              To Partnership
                                              (in thousands)

                                                      Buildings        Cost
                                                     and Related   Capitalized
                                                      Personal      Subsequent
       Description         Encumbrances     Land      Property    to Acquisition
                         (in thousands)                           (in thousands)
Investment Properties
Hunters Glen Apts IV         $11,626      $ 1,552      $ 8,324        $ 3,812
Hunters Glen Apts V           13,284        1,820        9,759          4,355
Hunters Glen Apts VI          13,826        1,981       10,620          4,595
Pickwick Place Apts            5,816          603        6,552          5,452
Twin Lake Towers Apts         11,461        1,115       12,806          7,124
  Totals                     $56,013      $ 7,071      $48,061        $25,338


                          Gross Amount At Which Carried
                              At December 31, 2004
                               (in thousands)
                                  Buildings
                                     And
                                   Related
                                   Personal             Accumulated      Date    Depreciable
      Description          Land    Property    Total    Depreciation   Acquired   Life-Years
                                                      (in thousands)
Hunters Glen Apt IV       $1,552   $12,136   $13,688       10,652      01/31/85      5-40
Hunters Glen Apt V         1,820    14,114    15,934       12,374      01/31/85      5-40
Hunters Glen Apt VI        1,981    15,215    17,196       13,376      01/31/85      5-40
Pickwick Place Apts          603    12,004    12,607        9,443      05/11/84      5-40
Twin Lake Towers Apts      1,115    19,930    21,045       17,647      03/30/84      5-40
  Totals                  $7,071   $73,399   $80,470      $63,492

The depreciable lives included above are for the building and components. The depreciable lives for related personal property are for 5 to 7 years.

Reconciliation of "investment properties and accumulated depreciation":

                                                Years Ended December 31,
                                                  2004            2003
                                                     (in thousands)
Investment Properties
Balance at beginning of year                    $92,759          $91,485
  Property improvements                           1,925            1,387
  Assets held for sale                          (14,208)              --
  Dispositions of assets                             (6)            (113)
Balance at end of year                          $80,470          $92,759

Accumulated Depreciation
Balance at beginning of year                    $70,383          $65,136
  Additions charged to expense                    4,462            5,352
  Assets held for sale                          (11,347)           --
  Dispositions of assets                             (6)            (105)
Balance at end of year                          $63,492          $70,383

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2004 and 2003, is approximately $85,377,000 and $99,638,000, respectively. The accumulated depreciation for Federal income tax purposes as of December 31, 2004 and 2003, is approximately $66,118,000 and $75,986,000, respectively.

Chambers Ridge Apartments which is classified as assets held for sale at December 31, 2004, is excluded from the December 31, 2004 schedules. The gross carrying value, accumulated depreciation and Federal tax basis of Chambers Ridge Apartments at December 31, 2004 was approximately $14,208,000, $11,347,000 and $3,617,000, respectively.

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

Note G - Fourth-Quarter Adjustment

The Partnership's policy is to record management reimbursements to the Managing General Partner as allowed under the Partnership Agreement on a quarterly basis, using estimated financial information furnished by an affiliate of the Managing General Partner. For the first three quarters of 2003, these reimbursements of accountable administrative expenses were based on estimated amounts. During the fourth quarter of 2003, the Partnership recorded adjustments to management reimbursements to the Managing General Partner of approximately $178,000 due to a difference in the estimated costs and the actual costs incurred. The actual management reimbursements to the Managing General Partner for the years ended December 31, 2004 and 2003 were approximately $331,000 and $368,000, respectively, as compared to the estimated management reimbursements to the Managing General Partner for the nine months ended September 30, 2004 and 2003 of approximately $246,000 and $141,000, respectively. The adjustment to management reimbursements was included in general and administrative expenses.

During 2003, the state of Indiana implemented a reassessment of property tax values and the Partnership appealed the reassessed property tax value of Pickwick Place Apartments. In the state of Indiana property tax bills are paid one year in arrears. Due to the Partnership's appeal of the reassessed property value in 2003, the property tax accrual for 2003 and, in certain situations, the remaining liability for the 2002 property tax bills was based on the property tax value as estimated by a third party property tax specialist. The appeal was settled during the year ended December 31, 2004 and the final assessed property tax value was lower than the amount estimated by the third party. Therefore, the property tax expense for 2002 and 2003 was reduced by approximately $105,000 and the estimate for taxes which will be due for 2004 was reduced by approximately $63,000 during the year ended December 31, 2004 based on this revised assessed property tax value. During the fourth quarter of 2003, the Partnership recorded an adjustment to reflect the property tax estimated by the specialist and adjusted the accrued property taxes and tax expense by approximately $134,000.

Note H - Contingencies

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

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in an action in the United States District Court, District of Columbia. The plaintiffs have styled their complaint as a collective action under the Fair Labor Standards Act ("FLSA") and seek to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, plaintiffs allege AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Discovery relating to the certification of the collective action has concluded and briefing on the matter is underway. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership and operation of its properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its properties.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements. The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure. Affiliates of the Managing General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the Managing General Partner believes that these measures will eliminate, or at least minimize, the effects that mold could have on residents. To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Item 8b.    Other Information

None.

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

The names of the directors and officers of ARC II, their ages and the nature of all positions with ARC II presently held by them are as follows:

Name                        Age    Position
Martha L. Long               45    Director and Senior Vice President
Harry G. Alcock              42    Director and Executive Vice President
Miles Cortez                 61    Executive Vice President, General Counsel
                                     and Secretary
Patti K. Fielding            41    Executive Vice President
Paul J. McAuliffe            48    Executive Vice President and Chief
                                     Financial Officer
Thomas M. Herzog             42    Senior Vice President and Chief Accounting
                                     Officer
Stephen B. Waters            43    Vice President

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

Harry G. Alcock was appointed as a Director of the Managing General Partner in October 2004 and was appointed Executive Vice President of the Managing General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President-Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

Miles Cortez was appointed Executive Vice President, General Counsel and Secretary of the Managing General Partner in February 2004 and of AIMCO in August 2001. Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the Managing General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding was appointed Treasurer of AIMCO in January 2005. Ms. Fielding is responsible for debt financing and the treasury department. Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding joined AIMCO in February 1997 as a Vice President.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the Managing General Partner since April 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and was appointed Chief Financial Officer of AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of the Managing General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000.

Stephen B. Waters was appointed Vice President of the Managing General Partner in April 2004. Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999. Mr. Waters has responsibilities for real estate and partnership accounting with AIMCO.

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

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partner Units of the Registrant as of December 31, 2004.

Entity                                  Number of Units      Percentages

Cooper River Properties, LLC
  (an affiliate of AIMCO)                     4,607            10.30%
Broad River Properties
  (an affiliate of AIMCO)                     8,002            17.89%
AIMCO Properties, IPLP
  (an affiliate of AIMCO)                     1,824             4.08%
AIMCO Properties, LP
  (an affiliate of AIMCO)                    18,699            41.82%

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

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership incurred fees to such affiliates of approximately $903,000 for both years ended December 31, 2004 and 2003, which is included in operating expenses and income (loss) from discontinued operations. Approximately $8,000 of these fees remain unpaid as of December 31, 2004 and are included in due to affiliates.

The Partnership Agreement provides for a fee equal to 7.5% of "net cash from operations", as defined in the Partnership Agreement to be paid to the Managing General Partner for executive and administrative management services. One half of this fee is to be accrued and not paid unless the limited partners have received distributions equal to a 5% cumulative annual return on their adjusted capital investment as defined in the Partnership Agreement. This return criteria has not been met. The fee was approximately $105,000 and $198,000 for the years ended December 31, 2004 and 2003, respectively, which is included in general and administrative expenses. The balance payable to the Managing General Partner at December 31, 2004 was approximately $365,000 and is included in due to affiliates. Of this amount, approximately $313,000 will remain accrued until the criteria for payment have been met.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $435,000 and $436,000 for the years ended December 31, 2004 and 2003, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the years ended December 31, 2004 and 2003 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $104,000 and $68,000, respectively. The construction management service fees are calculated based on a percentage of certain additions to investment properties.

In addition to reimbursement for services to affiliates, the Partnership paid an affiliate of the Managing General Partner for loan costs related to refinancing of approximately $84,000 for Chambers Ridge Apartments, approximately $120,000 for Twin Lake Towers Apartments and approximately $122,000 for Hunters Glen IV Apartments during the year ended December 31, 2003. These costs were capitalized and are included in other assets and assets held for sale.

During the year ended December 31, 2003, the Managing General Partner advanced the Partnership approximately $240,000 to cover costs related to the refinancing of Twin Lake Towers mortgage. Interest was charged at prime plus 1%. Interest expense on this advance was approximately $1,000 for the year ended December 31, 2003. This advance and interest incurred were repaid during the year ended December 31, 2003 with the proceeds from the refinancing of Twin Lake Towers. There were no advances from the Managing General Partner during the year ended December 31, 2004.

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

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $256,000 and $228,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 33,132 limited partnership units (the "Units") in the Partnership representing 74.09% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 74.09% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

                                     PART IV

Item 13.    Exhibits

            See Exhibit Index attached.

Item 14.    Principal Accountant Fees and Services

The Managing General Partner has reappointed Ernst & Young, LLP as independent auditors to audit the financial statements of the Partnership for 2005. The aggregate fees billed for services rendered by Ernst & Young, LLP for 2004 and 2003 are described below.

Audit Fees. Fees for audit services totaled approximately $60,000 and $59,000 for 2004 and 2003, respectively. Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-QSB.

Tax Fees. Fees for tax services totaled approximately $23,000 and $22,000 for 2004 and 2003, respectively.

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


                                    Date: March 18, 2005


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/Harry G. Alcock            Director and Executive        Date: March 18, 2005
Harry G. Alcock               Vice President


/s/Martha L. Long             Director and Senior Vice      Date: March 18, 2005
Martha L. Long                President


/s/Stephen B. Waters          Vice President                Date: March 18, 2005
Stephen B. Waters

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

      10.26 Purchase and Sale Contract between APXII Associates Limited Partnership, a South Carolina limited partnership, as Seller, and Elon Group, Ltd., a Pennsylvania corporation, as Purchaser, effective February 2, 2005 and filed with the Registrant's Form 8-K on February 8, 2005.

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

Date: March 18, 2005

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

Date: March 18, 2005

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice    President   of   Angeles
                                    Realty      Corporation      II,
                                    equivalent    of    the    chief
                                    financial    officer    of   the
                                    Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Angeles Partners XII (the "Partnership"), for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  March 18, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  March 18, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.