Form 10QSB
period 2005-03-31
ANGELES PARTNERS XII
filed 2005-05-16
CIK 720392

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2005


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
                        (in thousands, except unit data)

                                 March 31, 2005



Assets
   Cash and cash equivalents                                                $ 1,097
   Receivables and deposits                                                      751
   Restricted escrows                                                             29
   Other assets                                                                2,257
   Investment properties:
      Land                                                    $ 7,071
      Buildings and related personal property                   73,925
                                                                80,996
      Less accumulated depreciation                            (64,059)       16,937
   Assets held for sale (Note A)                                               3,139
                                                                            $ 24,210

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 102
   Tenant security deposit liabilities                                           527
   Accrued property taxes                                                        620
   Other liabilities                                                             531
   Due to affiliates (Note B)                                                    365
   Mortgage notes payable                                                     55,536
   Liabilities related to assets held for sale (Note A)                        8,061
Partners' Deficit
   General partners                                            $ (136)
   Limited partners (44,718 units issued and
      outstanding)                                             (41,396)      (41,532)
                                                                            $ 24,210

         See Accompanying Notes to Consolidated Financial Statements

                              ANGELES PARTNERS XII
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                                               Three Months Ended
                                                                   March 31,
                                                              2005           2004
Revenues:                                                                 (Restated)
  Rental income                                            $  3,680       $  3,436
  Other income                                                  351            380
      Total revenues                                          4,031          3,816

Expenses:
  Operating                                                   1,364          1,101
  General and administrative                                    133            160
  Depreciation                                                  568          1,085
  Interest                                                      931            956
  Property taxes                                                483            444
      Total expenses                                          3,479          3,746

Income from continuing operations                               552             70
Income (loss) from discontinued operations (Note A)             101            (63)

Net income                                                 $    653       $      7

Net income allocated to general partners (1%)              $      7       $     --
Net income allocated to limited partners (99%)                  646              7

                                                           $    653       $      7

Per limited partnership unit:
Income from continuing operations                          $  12.21       $   1.54
Income (loss) from discontinued operations                     2.24          (1.38)

Net income per limited partnership unit                    $  14.45       $   0.16

Distributions per limited partnership unit                 $  13.55       $  34.68

         See Accompanying Notes to Consolidated Financial Statements

                             ANGELES PARTNERS XII
            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                       Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners       Total

Original capital contributions         44,773          $ 1       $ 44,773      $ 44,774

Partners' deficit at
  December 31, 2004                    44,718         $ (137)    $(41,436)     $(41,573)

Distributions to partners                  --             (6)        (606)         (612)

Net income for the three months
  ended March 31, 2005                     --              7          646           653

Partners' deficit at
  March 31, 2005                       44,718         $ (136)    $(41,396)     $(41,532)

         See Accompanying Notes to Consolidated Financial Statements

                              ANGELES PARTNERS XII
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                 Three Months Ended
                                                                       March 31,
                                                                     2005     2004
Cash flows from operating activities:
  Net income                                                      $ 653        $ 7
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                    568       1,302
     Amortization of loan costs                                       47          47
     Bad debt expense                                                 21          93
     Change in accounts:
      Receivables and deposits                                        22        (108)
      Other assets                                                  (213)       (230)
      Accounts payable                                               (17)       (133)
      Tenant security deposit liabilities                             (5)        (56)
      Accrued property taxes                                         113         125
      Due to affiliates                                               (8)         80
      Other liabilities                                             (174)        (80)
        Net cash provided by operating activities                  1,007       1,047

Cash flows from investing activities:
  Property improvements and replacements                            (580)       (221)
  Net receipts from (deposits to) restricted escrows                   7         (14)
        Net cash used in investing activities                       (573)       (235)

Cash flows from financing activities:
  Payments on mortgage notes payable                                (529)       (457)
  Distributions to partners                                         (612)     (1,567)
        Net cash used in financing activities                     (1,141)     (2,024)

Net decrease in cash and cash equivalents                           (707)     (1,212)

Cash and cash equivalents at beginning of period                   1,804       1,975

Cash and cash equivalents at end of period                       $ 1,097      $ 763

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 1,014      $ 917
Supplemental disclosure of non-cash activity:
  Property improvements and replacements in accounts payable      $ 58        $ --

At December  31,  2004,  accounts  payable  included  approximately  $88,000 for
property   improvements  and  replacements,   which  are  included  in  property
improvements and replacements for the three months ended March 31, 2005.

         See Accompanying Notes to Consolidated Financial Statements

                              ANGELES PARTNERS XII
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Partners XII (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the accompanying statement of operations for the three months ended March 31, 2004 has been restated to reflect the operations of Chambers Ridge Apartments as income (loss) from discontinued operations. The Partnership has signed a contract to sell Chambers Ridge Apartments to a third party for approximately $14,450,000 and subsequent to March 31, 2005 Chambers Ridge was sold (see "Note C"). The assets and liabilities of Chambers Ridge Apartments have been classified as held for sale at March 31, 2005. Included in the income (loss) from discontinued operations are revenues of approximately $627,000 and $606,000 for the three months ended March 31, 2005 and 2004, respectively.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $234,000 and $219,000 for the three months ended March 31, 2005 and 2004, respectively, which is included in operating expenses and income (loss) from discontinued operations.

The Partnership Agreement provides for a fee equal to 7.5% of "net cash flow from operations", as defined in the Partnership Agreement to be paid to the Managing General Partner for executive and administrative management services. One half of this fee is to be accrued and not paid unless the limited partners have received distributions equal to a 5% cumulative annual return on their adjusted capital investment as defined in the Partnership Agreement. This return criteria has not been met. The fee was approximately $26,000 for the three months ended March 31, 2004, which is included in general and administrative expenses. No fee was accrued for the three months ended March 31, 2005. The balance payable to the Managing General Partner at March 31, 2005 is approximately $365,000 and is included in due to affiliates. Of this amount, approximately $313,000 will remain accrued until the criteria for payment have been met.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $147,000 and $105,000 for the three months ended March 31, 2005 and 2004, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the three months ended March 31, 2005 and 2004 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $61,000 and $20,000, respectively. The construction management service fees are calculated based on a percentage of certain additions to investment properties.

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

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the three months ended March 31, 2005, the Partnership was charged by AIMCO and its affiliates approximately $158,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2005 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $256,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2004.

Note C - Subsequent Events

Subsequent to March 31, 2005, the Partnership sold Chambers Ridge Apartments to a third party for net proceeds of approximately $14,076,000 after payment of closing costs. The Partnership used approximately $8,007,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership will recognize a gain of approximately $11,083,000 as a result of the sale in April 2005. In addition, the Partnership will recognize a loss on early extinguishment of debt in April 2005 of approximately $137,000 as a result of unamortized loan costs being written off and prepayment penalties paid.

Subsequent to March 31, 2005, the Partnership refinanced the mortgage encumbering Pickwick Place Apartments. The refinancing replaced the existing mortgage of approximately $5,786,000 at March 31, 2005 with a new mortgage in the amount of approximately $9,432,000. Total capitalized loan costs were approximately $79,000. The Partnership will recognize a loss on early extinguishment of debt in April 2005 of approximately $3,000 due to prepayment penalties paid.

The April 29, 2005 refinancing of Pickwick Place Apartments is under a credit facility ("Permanent Credit Facility") which also provided for the refinancing of several other properties. The Permanent Credit Facility created separate loans for each property refinanced thereunder, which loans were not cross-collateralized or cross-defaulted with each other. The Permanent Credit Facility matures in September 2007 with an option for the Partnership to elect one five-year extension. Each note under this Permanent Credit Facility is initially a variable rate loan, and after three years the Partnership has the option of converting the note to a fixed rate loan. The interest rate on the variable rate loans is the Fannie Mae discounted mortgage-backed security index plus 85 basis points (3.65% per annum at March 31, 2005), and the rate resets monthly. Each loan automatically renews at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that the property is financed by the Permanent Credit Facility. The loans may be prepaid without penalty.

Note D - Contingencies

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. The Managing General Partner and its affiliates are currently scheduled to file an answer to Objector's petition on May 18, 2005.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO  Properties  L.P.  and NHP  Management  Company,  both  affiliates  of the
Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Oral argument relating to the certification of the collective action took place on May 12, 2005 and the parties await a ruling from the Court. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

SEC Investigation

The Central Regional Office of the United States Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs and tax credit transactions. At the end of the first quarter of 2005, the SEC added certain tender offers for limited partnership interests as an area of investigation. AIMCO is cooperating fully. AIMCO is not able to predict when the investigation will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

The Partnership's investment properties consist of six apartment complexes, one of which is classified as held for sale at March 31, 2005 (as discussed in "Results of Operations"). The following table sets forth the average occupancy of the remaining properties for the three months ended March 31, 2005 and 2004:

                                                   Average Occupancy
      Property                                      2005       2004

      Hunters Glen - IV Apartments (1)              96%        91%
        Plainsboro, New Jersey
      Hunters Glen - V Apartments (1)               93%        89%
        Plainsboro, New Jersey
      Hunters Glen - VI Apartments                  91%        91%
        Plainsboro, New Jersey
      Twin Lake Towers Apartments (2)               94%        83%
        Westmont, Illinois
      Pickwick Place Apartments (3)                 88%        92%
        Indianapolis, Indiana

(1) The Managing General Partner attributes the increase in occupancy at Hunters Glen IV and V Apartments to the installation of washers and dryers to apartment units thereby increasing their competitive value in the local market.

(2) The Managing General Partner attributes the increase in occupancy at Twin Lake Towers Apartments to increased marketing efforts.

(3) The Managing General Partner attributes the decrease in occupancy at Pickwick Place Apartments to poor market conditions.

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

Results from Operations

The Partnership recognized net income of approximately $653,000 and $7,000 for the three months ended March 31, 2005 and 2004, respectively. The increase in net income is due to a decrease in total expenses, an increase in total revenues, and an increase in income from discontinued operations.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the accompanying statement of operations for the three months ended March 31, 2004 has been restated to reflect the operations of Chambers Ridge Apartments as income (loss) from discontinued operations. The Partnership has signed a contract to sell Chambers Ridge Apartments to a third party for approximately $14,450,000 and subsequent to March 31, 2005 the property was sold. The assets and liabilities of Chambers Ridge Apartments have been classified as held for sale at March 31, 2005.

Income from discontinued operations is approximately $101,000 for the three months ended March 31, 2005 compared to loss from discontinued operations of approximately $63,000 for the three months ended March 31, 2004. Included in income (loss) from discontinued operations are revenues of approximately $627,000 and $606,000 for the three months ended March 31, 2005 and 2004, respectively. The decrease in loss from discontinued operations is primarily due to reduced depreciation expense as a result of assets being held for sale.

The Partnership recognized income from continuing operations of approximately $552,000 and $70,000 for the three months ended March 31, 2005 and 2004, respectively. The increase in income from continuing operations is due to a decrease in total expenses and an increase in total revenues.

Total expenses decreased for the three months ended March 31, 2005 primarily due to decreases in depreciation, interest and general and administrative expenses, partially offset by increases in operating and property tax expenses. Depreciation expense decreased due to assets becoming fully depreciated at each of the Partnership's properties. Interest expense decreased due to regularly scheduled mortgage payments which reduced the principal balance of the mortgage debt encumbering the Partnership's properties. Operating expenses increased due to increases in property, maintenance, and administrative expenses. Property expense increased primarily due to an increase in salaries and related benefits at each of the Partnership's properties. Maintenance expense increased primarily due to increases in contract services at Twin Lake Towers Apartments and snow removal costs at Hunters Glen IV, V, and VI Apartments. Administrative expense increased primarily due to an increase in tax consultant work related to property tax appeals at Hunters Glen IV, V, and VI Apartments. Property tax expense increased primarily due to increased property tax rates at Hunters Glen IV, V, and VI Apartments, partially offset by a reduced assessed value at Pickwick Place Apartments due to a tax appeal settled in August 2004.

General and administrative expenses decreased for the three months ended March 31, 2005 due to a decrease in Partnership management fees as a result of a decrease in cash flows which are used to calculate the fee pursuant to the Partnership Agreement. Also included in general and administrative expenses are the costs of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues increased for the three months ended March 31, 2005 primarily due to an increase in rental income. Rental income increased due to increases in occupancy and the average rental rates of all but one of the Partnership's properties and by reduced bad debt expense at Hunters Glen IV, Twin Lake Towers and Pickwick Place Apartments.

Liquidity and Capital Resources

At March 31, 2005 the Partnership had cash and cash equivalents of approximately $1,097,000 compared to approximately $763,000 at March 31, 2004. Cash and cash equivalents decreased approximately $707,000 since December 31, 2004 due to approximately $1,141,000 and $573,000 of cash used in financing and investing activities, respectively, partially offset by approximately $1,007,000 of cash provided by operating activities. Cash used in financing activities consisted of principal payments on the mortgages encumbering the Partnership's properties and distributions to partners. Cash used in investing activities consisted of property improvements and replacements partially offset by net receipts from restricted escrows maintained by the mortgage lenders. The Partnership invests its working capital reserves in interest bearing accounts.

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

Chambers Ridge Apartments

During the three months ended March 31, 2005, the Partnership completed approximately $24,000 of capital improvements at Chambers Ridge Apartments, consisting primarily of floor covering replacements. These improvements were funded from operating cash flow. This property was sold subsequent to March 31, 2005 (see "Item 1. Financial Statements - Note C" for further information).

Hunters Glen Apartments IV

During the three months ended March 31, 2005, the Partnership completed approximately $109,000 of capital improvements at Hunters Glen Apartments IV, consisting primarily of floor covering replacements, washer and dryer installation in the apartment units, security equipment, and structural improvements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital improvements will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Hunters Glen Apartments V

During the three months ended March 31, 2005, the Partnership completed approximately $109,000 of capital improvements at Hunters Glen Apartments V, consisting primarily of floor covering and appliance replacements, washer and dryer installation in the apartment units and security equipment. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital improvements will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Hunters Glen Apartments VI

During the three months ended March 31, 2005, the Partnership completed approximately $169,000 of capital improvements at Hunters Glen Apartments VI, consisting primarily of floor covering and appliance replacements, installation of washers and dryers in the apartment units, security equipment and heating upgrades. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital improvements will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Twin Lake Towers Apartments

During the three months ended March 31, 2005, the Partnership completed approximately $63,000 of capital improvements at Twin Lake Towers Apartments, consisting primarily of floor covering and countertop replacements, exterior painting, and water and sewer improvements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital improvements will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Pickwick Place Apartments

During the three months ended March 31, 2005, the Partnership completed approximately $76,000 of capital improvements at Pickwick Place Apartments, consisting primarily of floor covering and counter top replacements and stairway improvements. These improvements were funded from operating cash flow and replacement reserves. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital improvements will depend on the physical condition of the property as well as replacement reserves and the anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Hunter's Glen IV, V and VI Apartments of approximately $38,388,000 matures in January 2022, at which time it is scheduled to be fully amortized. The mortgage indebtedness encumbering Twin Lake Towers Apartments of approximately $11,362,000 matures in July 2013, at which time a balloon payment totaling approximately $7,385,000 will be due. The mortgage indebtedness encumbering Chambers Ridge Apartments of approximately $8,007,000 matures in September 2007 with a five year extension option and a balloon payment of approximately $7,488,000 due at maturity. This property was sold subsequent to March 31, 2005 and the mortgage was repaid at closing. The mortgage indebtedness encumbering Pickwick Place Apartments of approximately $5,786,000 matures in May 2005, at which time a balloon payment of approximately $5,775,000 will be due. The Managing General Partner refinanced the mortgage at Pickwick Place Apartments subsequent to March 31, 2005. The new mortgage of approximately $9,432,000 matures in September 2007 with a five year extension option and a balloon payment due at maturity. The Managing General Partner will attempt to refinance the mortgages on Pickwick Place and Twin Lake Towers Apartments and/or sell the properties prior to their maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing the properties through foreclosure.

Subsequent to March 31, 2005, the Partnership sold Chambers Ridge Apartments to a third party for net proceeds of approximately $14,076,000 after payment of closing costs. The Partnership used approximately $8,007,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership will recognize a gain of approximately $11,083,000 as a result of the sale in April 2005. In addition, the Partnership will recognize a loss on early extinguishment of debt in April 2005 of approximately $137,000 as a result of unamortized loan costs being written off and prepayment penalties paid.

Subsequent to March 31, 2005, the Partnership refinanced the mortgage encumbering Pickwick Place Apartments. The refinancing replaced the existing mortgage of approximately $5,786,000 with a new mortgage in the amount of approximately $9,432,000. Total capitalized loan costs were approximately $79,000. The Partnership will recognize a loss on early extinguishment of debt in April 2005 of approximately $3,000 due to prepayment penalties paid.

The April 29, 2005 refinancing of Pickwick Place Apartments is under a credit facility ("Permanent Credit Facility") which also provided for the refinancing of several other properties. The Permanent Credit Facility created separate loans for each property refinanced thereunder, which loans were not cross-collateralized or cross-defaulted with each other. The Permanent Credit Facility matures in September 2007 with an option for the Partnership to elect one five-year extension. Each note under this Permanent Credit Facility is initially a variable rate loan, and after three years the Partnership has the option of converting the note to a fixed rate loan. The interest rate on the variable rate loans is the Fannie Mae discounted mortgage-backed security index plus 85 basis points (3.65% per annum at March 31, 2005), and the rate resets monthly. Each loan automatically renews at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that the property is financed by the Permanent Credit Facility. The loans may be prepaid without penalty.

The Partnership distributed the following amounts during the three months ended March 31, 2005 and 2004 (in thousands except per unit data):

                     Three Months     Per Limited      Three Months     Per Limited
                        Ended         Partnership         Ended         Partnership
                    March 31, 2005        Unit        March 31, 2004        Unit

Operations              $ 612           $ 13.55           $1,567          $ 34.68

Future cash distributions will depend on the levels of cash generated from operations, and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures, to permit any additional distributions to its partners during 2005 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 33,272 limited partnership units (the "Units") in the Partnership representing 74.40% of the outstanding Units at March 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 74.40% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. The Managing General Partner and its affiliates are currently scheduled to file an answer to Objector's petition on May 18, 2005.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO  Properties  L.P.  and NHP  Management  Company,  both  affiliates  of the
Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Oral argument relating to the certification of the collective action took place on May 12, 2005 and the parties await a ruling from the Court. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

Item 5.     Other Information

            None.

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


                                    Date: May 16, 2005

                              ANGELES PARTNERS XII

                                  EXHIBIT INDEX


Exhibit Number    Description of Exhibit


3.1 Amended Certificate and Agreement of Limited Partnership dated May 26, 1983 filed in Form S-11 dated June 2, 1983 and is incorporated herein by reference.

10.22 Multifamily Note secured by a Mortgage or Deed of Trust dated December 20, 2001, between Hunters Glen AP XII Limited Partnership and GMAC Commercial Mortgage, relating to Hunters Glen Apartments V & VI. Filed as Exhibit 10.16(g) to the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2002 and incorporated herein by reference.

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

10.27 First Amendment to Purchase and Sale Contract between APXII Associates Limited Partnership, a South Carolina limited partnership, as Seller, and Elon Group, Ltd., a Pennsylvania corporation, as Purchaser, effective March 4, 2005 and filed with the Registrant's Form 8-K on May 2, 2005.

10.28 Second Amendment to Purchase and Sale Contract between APXII Associates Limited Partnership, a South Carolina limited partnership, as Seller, and Elon Group, Ltd., a Pennsylvania corporation, as Purchaser, effective March 11, 2005 and filed with the Registrant's Form 8-K on May 2, 2005.

10.29 Multifamily Note dated April 29, 2005 between Pickwick Place AP XII, L.P., a South Carolina limited partnership and GMAC Commercial Mortgage Corporation and filed with the Registrant's Form 8-K on May 5, 2005.

10.30 Multifamily Mortgage, Assignment of Rents and Security Agreement dated April 29, 2005 between Pickwick Place AP XII, L.P. and GMAC Mortgage Corporation and filed with the Registrant's Form 8-K on May 5, 2005.

10.31 Assignment of Security Instrument dated April 29, 2005, between GMAC Commercial Mortgage Corporation and Fannie Mae and filed with the Registrant's Form 8-K on May 5, 2005.

10.32 Guaranty dated April 29, 2005 by AIMCO Properties, L.P., for the benefit of GMAC Commercial Mortgage Corporation and filed with the Registrant's Form 8-K on May 5, 2005.

 31.1 Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 31.2 Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of the equivalent of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date:  May 16, 2005

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

Date:  May 16, 2005

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice    President   of   Angeles    Realty
                                    Corporation  II,  equivalent  of the chief
                                    financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Angeles Partners XII (the "Partnership"), for the quarterly period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha
L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  May 16, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  May 16, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.