Form 10QSB
period 2005-06-30
ANGELES PARTNERS XII
filed 2005-08-15
CIK 720392

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

     [X] QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
         ACT OF 1934

                    For the quarterly period ended June 30, 2005


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
                        (in thousands, except unit data)

                                  June 30, 2005



Assets
   Cash and cash equivalents                                                $ 2,047
   Receivables and deposits                                                      796
   Other assets                                                                2,287
   Investment properties:
      Land                                                    $ 7,071
      Buildings and related personal property                   74,662
                                                               81,733
      Less accumulated depreciation                            (64,569)       17,164
                                                                            $ 22,294

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 182
   Tenant security deposit liabilities                                           539
   Accrued property taxes                                                        524
   Other liabilities                                                             499
   Mortgage notes payable                                                     58,738

Partners' Deficit
   General partners                                             $ (78)
   Limited partners (44,718 units issued and
      outstanding)                                             (38,110)      (38,188)
                                                                            $ 22,294

            See Accompanying Notes to Consolidated Financial Statements

                              ANGELES PARTNERS XII
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                                Three Months Ended        Six Months Ended
                                                     June 30,                 June 30,
                                                 2005        2004        2005         2004
                                                          (restated)               (restated)
Revenues:
  Rental income                                 $ 3,728     $ 3,490     $ 7,408     $ 6,926
  Other income                                      417         406         768         786
        Total revenues                            4,145       3,896       8,176       7,712

Expenses:
  Operating                                       1,269       1,205       2,633       2,306
  General and administrative                        138         157         271         317
  Depreciation                                      510       1,000       1,078       2,085
  Interest                                          895         944       1,826       1,900
  Property taxes                                    287         335         770         779
        Total expenses                            3,099       3,641       6,578       7,387
Income from continuing operations                 1,046         255       1,598         325
Loss from discontinued operations (Note A)         (204)        (24)       (103)        (87)
Gain on sale of discontinued operations
  (Note C)                                       11,083          --      11,083          --
Net income                                      $11,925      $ 231      $12,578      $ 238

Net income allocated to general
  Partners                                       $ 144        $ 2        $ 151        $ 2
Net income allocated to limited
  Partners                                       11,781         229      12,427         236

                                                $11,925      $ 231      $12,578      $ 238
Per limited partnership unit:
Income from continuing operations                 23.17        5.66       35.38        7.20
Loss from discontinued operations                 (4.52)      (0.54)      (2.28)      (1.92)
Gain on sale of discontinued operations          244.80          --      244.80          --
Net income per limited partnership unit         $263.45     $ 5.12      $277.90      $ 5.28

Distributions per limited partnership
  unit                                          $189.97      $ --       $203.52     $ 34.68

            See Accompanying Notes to Consolidated Financial Statements

                                ANGELES PARTNERS XII
               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners       Total

Original capital contributions         44,773          $ 1       $ 44,773      $ 44,774

Partners' deficit at
  December 31, 2004                    44,718         $ (137)    $(41,436)     $(41,573)

Distributions to partners                  --            (92)      (9,101)       (9,193)

Net income for the six months
  ended June 30, 2005                      --            151       12,427        12,578

Partners' deficit at
  June 30, 2005                        44,718         $ (78)     $(38,110)     $(38,188)

            See Accompanying Notes to Consolidated Financial Statements

                              ANGELES PARTNERS XII
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                  Six Months Ended
                                                                        June 30,
                                                                   2005       2004
Cash flows from operating activities:
  Net income                                                    $ 12,578      $ 238
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                  1,078       2,520
     Amortization of loan costs                                       87          94
     Gain on sale of discontinued operations                     (11,083)         --
     Loss on early extinguishment of debt                            161          --
     Bad debt                                                         62         156
     Change in accounts:
      Receivables and deposits                                        29         (86)
      Other assets                                                  (176)       (268)
      Accounts payable                                              (204)       (198)
      Tenant security deposit liabilities                            (46)        (62)
      Accrued property taxes                                          17         (52)
      Due to affiliates                                             (373)       (130)
      Other liabilities                                             (206)        (18)
       Net cash provided by operating activities                   1,924       2,194

Cash flows from investing activities:
  Property improvements and replacements                          (1,159)       (601)
  Net receipts from restricted escrows                                36           8
  Proceeds from the sale of discontinued operation                14,076          --

       Net cash provided by (used in) investing activities        12,953        (593)

Cash flows from financing activities:
  Payments on mortgage notes payable                                (984)       (929)
  Repayment of mortgage notes payable                            (13,782)         --
  Proceeds from mortgage notes payable                             9,431          --
  Distributions to partners                                       (9,193)     (1,567)
  Loan costs paid                                                    (79)         --
  Prepayment penalty paid                                            (27)         --
       Net cash used in financing activities                     (14,634)     (2,496)

Net increase (decrease) in cash and cash equivalents                 243        (895)
Cash and cash equivalents at beginning of period                   1,804       1,975

Cash and cash equivalents at end of period                      $ 2,047      $ 1,080

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 1,935      $ 1,877
Supplemental disclosure of non-cash activity:
  Property improvements and replacements in accounts
   payable                                                       $ 225        $ 62

At December  31,  2004,  accounts  payable  included  approximately  $88,000 for
property   improvements  and  replacements,   which  are  included  in  property
improvements and replacements for the six months ended June 30, 2005.


            See Accompanying Notes to Consolidated Financial Statements

                              ANGELES PARTNERS XII
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Partners XII (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Certain reclassifications have been made to the 2004 balances to conform to the 2005 presentation.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the accompanying statements of operations for the three and six months ended June 30, 2004 have been restated to reflect the operations of Chambers Ridge Apartments as loss from discontinued operations due to the property's sale in April 2005. Included in the loss from discontinued operations are revenues of approximately $140,000 and $767,000 for the three and six months ended June 30, 2005, and $602,000 and $1,208,000 for the three and six months ended June 30, 2004, respectively.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $449,000 and $439,000 for the six months ended June 30, 2005 and 2004, respectively, which is included in operating expenses and loss from discontinued operations.

The Partnership Agreement provides for a fee equal to 7.5% of "net cash flow from operations", as defined in the Partnership Agreement to be paid to the Managing General Partner for executive and administrative management services. One half of this fee is to be accrued and not paid unless the limited partners have received distributions equal to a 5% cumulative annual return on their adjusted capital investment as defined in the Partnership Agreement or there are proceeds from a property sale. The fee was approximately $48,000 for the six months ended June 30, 2004, which is included in general and administrative expense. No fee was accrued for the six months ended June 30, 2005. Due to the sale of Chambers Ridge Apartments, the accrued fee balance of approximately $365,000 was paid to the Managing General Partner during the three months ended June 30, 2005.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $258,000 and $194,000 for the six months ended June 30, 2005 and 2004, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the six months ended June 30, 2005 and 2004 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $84,000 and $21,000, respectively. The construction management service fees are calculated based on a percentage of certain additions to investment properties.

Pursuant to the Partnership Agreement, the Managing General Partner is entitled to receive a distribution equal to 3% of the aggregate disposition price of sold properties. The Partnership paid a distribution of approximately $186,000 to the Managing General Partner related to the sale of Cooper Point Plaza in 1999. During 2001, the Partnership paid distributions of approximately $85,000 and $375,000 related to the sales of Briarwood and Gateway Gardens Apartments, respectively. These distributions are subordinate to the limited partners receiving their original capital contributions plus a cumulative preferred return of 6% per annum on their adjusted capital investment, as defined in the Partnership Agreement. If the limited partners have not received these returns when the Partnership terminates, the Managing General Partner will return these amounts to the Partnership.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $197,000 and $256,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Sale of Investment Property

On April 26, 2005, the Partnership sold Chambers Ridge Apartments to a third party for net proceeds of approximately $14,076,000 after payment of closing costs. The Partnership used approximately $8,007,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership recognized a gain of approximately $11,083,000 as a result of the sale. In addition, the Partnership recognized a loss on early extinguishment of debt of approximately $159,000 as a result of unamortized loan costs being written off and prepayment penalties paid, which is included in loss from discontinued operations.

Note D - Refinancing of Mortgage Note Payable

On April 29, 2005, the Partnership refinanced the mortgage encumbering Pickwick Place Apartments. The refinancing replaced the existing mortgage of approximately $5,775,000 with a new mortgage in the amount of approximately
$9,431,000. Total capitalized loan costs were approximately $79,000. The Partnership recognized a loss on early extinguishment of debt of approximately $2,000 due to loan costs being written off, which is included in interest expense.

The April 29, 2005 refinancing of Pickwick Place Apartments is under a credit facility ("Permanent Credit Facility") which also provided for the refinancing of several other properties. The Permanent Credit Facility created separate loans for each property refinanced thereunder, which loans were not cross-collateralized or cross-defaulted with each other. The Permanent Credit Facility matures in September 2007 with an option for the Partnership to elect one five-year extension. Each note under this Permanent Credit Facility is initially a variable rate loan, and after three years the Partnership has the option of converting the note to a fixed rate loan. The interest rate on the variable rate loans is the Fannie Mae discounted mortgage-backed security index plus 85 basis points (4.12% per annum at June 30, 2005), and the rate resets monthly. Each loan automatically renews at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that the property is financed by the Permanent Credit Facility. The loans may be prepaid without penalty.

Note E - Distributions

During the six months ended June 30, 2005, the Partnership declared and paid a distribution of approximately $8,581,000 (approximately $8,495,000 to the limited partners or $189.97 per limited partnership unit) from the sale and refinancing proceeds of Chamber Ridge and Pickwick Place Apartments, respectively. Also during the six months ended June 30, 2005, the Partnership declared and paid a distribution from operations of approximately $612,000 (approximately $606,000 to the limited partners or $13.55 per limited partnership unit). During the six months ended June 30, 2004, the Partnership declared and paid distributions from operations of approximately $1,567,000 (approximately $1,551,000 to the limited partners or $34.68 per limited partnership unit).

Note F - Contingencies

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint. Plaintiffs took an appeal from this order.

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

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. On June 10, 2005, the California Supreme Court denied Objector's Petition for Review and the Court of Appeals sent the matter back to the trial court on June 21, 2005. The parties intend to ask the trial court to make further findings in connection with settlement consistent with the Court of Appeal's remand order. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court's order striking the first amended complaint.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. On June 23, 2005 the Court conditionally certified the collective action on both the on-call and overtime issues. The Court ruling allows plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action. Defendants have asked the Court to reconsider its ruling or in the alternative certify the ruling for appeal on that issue. After the notice goes out, defendants will have the opportunity to move to decertify the collective action. The Court further denied plaintiffs' Motion for Certification of the state subclass. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its properties.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements. The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure. Affiliates of the Managing General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the Managing General Partner believes that these measures will minimize the effects that mold could have on residents. To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

SEC Investigation

The Central Regional Office of the United States Securities and Exchange Commission (the "SEC") continues its formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation have included AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, tax credit transactions, and tender offers for limited partnership interests. AIMCO is cooperating fully. AIMCO is not able to predict when the investigation will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

The Partnership's investment properties consist of five apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2005 and 2004:

                                                   Average Occupancy
      Property                                      2005       2004

      Hunters Glen - IV Apartments (1)              95%        90%
        Plainsboro, New Jersey
      Hunters Glen - V Apartments (1)               94%        90%
        Plainsboro, New Jersey
      Hunters Glen - VI Apartments (1)              92%        89%
        Plainsboro, New Jersey
      Twin Lake Towers Apartments (2)               93%        84%
        Westmont, Illinois
      Pickwick Place Apartments                     92%        94%
        Indianapolis, Indiana

(1) The Managing General Partner attributes the increase in occupancy at Hunters Glen IV, V, and VI Apartments to increased marketing efforts.

(2) The Managing General Partner attributes the increase in occupancy at Twin Lake Towers Apartments to increased marketing efforts and resident referrals.

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

Results from Operations

The Partnership recognized net income of approximately $11,925,000 and $12,578,000 for the three and six months ended June 30, 2005 compared to net income of approximately $231,000 and $238,000 for the three and six months ended June 30, 2004, respectively. The increase in net income for both the three and six months ended June 30, 2005 is largely due to the gain on sale of discontinued operations (as discussed below) and to a lesser extent, an increase in total revenues and a decrease in total expenses, partially offset by an increase in loss from discontinued operations.

On April 26, 2005, the Partnership sold Chambers Ridge Apartments to a third party for net proceeds of approximately $14,076,000 after payment of closing costs. The Partnership used approximately $8,007,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership recognized a gain of approximately $11,083,000 as a result of the sale. In addition, the Partnership recognized a loss on early extinguishment of debt of approximately $159,000 as a result of unamortized loan costs being written off, and prepayment penalties paid, which is included in loss from discontinued operations.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the accompanying statements of operations for the three and six months ended June 30, 2004 have been restated to reflect the operations of Chambers Ridge Apartments as loss from discontinued operations.

Loss from discontinued operations is approximately $204,000 and $103,000 for the three and six months ended June 30, 2005 compared to loss from discontinued operations of approximately $24,000 and $87,000 for the three and six months ended June 30, 2004, respectively. Included in loss from discontinued operations are revenues of approximately $140,000 and $767,000 for the three and six months ended June 30, 2005, and revenues of approximately $602,000 and $1,208,000 for the three and six months ended June 30, 2004, respectively.

The Partnership  recognized  income from continuing  operations of approximately
$1,046,000 and $1,598,000 for the three and six months ended June 30, 2005 compared to income from continuing operations of approximately $255,000 and $325,000 for the three and six months ended June 30, 2004, respectively. The increase in net income for both the three and six months ended June 30, 2005 is due to an increase in total revenues and a decrease in total expenses.

Total revenues increased for the six months ended June 30, 2005 primarily due to an increase in rental income partially offset by reduced other income. Total revenues increased for the three months ended June 30, 2005 due to increases in both rental and other income. Rental income increased for both periods due to increases in occupancy and average rental rates at four of the Partnership's properties, and a decrease in bad debt expenses at Hunters Glen IV and Pickwick Place Apartments, partially offset by reduced occupancy and rental rates at Pickwick Place Apartments. Other income decreased for the six months ended June 30, 2005 due to reduced lease cancellation fees and cleaning and damage fees at Pickwick Place Apartments partially offset by increased utility reimbursements at Twin Lake Towers Apartments. Other income increased for the three months ended June 30, 2005 due to an increase in interest income as a result of proceeds received from the sale of Chambers Ridge Apartments and the refinancing of the mortgage at Pickwick Place Apartments.

Total expenses decreased for the three and six months ended June 30, 2005 largely due to a decrease in depreciation expense and, to a lesser extent, decreases in interest, property taxes and general and administrative expenses partially offset by an increase in operating expenses. Depreciation expense decreased due to fixed assets becoming fully depreciated at each of the Partnership's properties. Interest expense decreased due to the declining balance of mortgage principal as a result of regularly scheduled payments.
Property tax expense decreased primarily due to the settlement of an appeal of the property tax rates at Hunters Glen IV, V, and VI Apartments. The decrease was partially offset by an increase in property tax expense at Pickwick Place Apartments. The Partnership appealed the property tax assessment at Pickwick Place Apartments in 2003 and the property tax accrued for 2003 and in certain situations, the remaining liability for the 2002 property tax bills was based on the property tax value as estimated by a third party property tax specialist. The appeal was settled during the three months ended June 30, 2004 and the final property value was lower than the amount estimated by the third party. Therefore, the accrual for the remaining taxes due for 2002 and 2003 as well as the estimate due for 2004 was reduced during the three months ended June 30, 2004 based on this revised property value. There was no such adjustment during 2005. Operating expense increased due to an increase in property expense. Property expense increased primarily due to an increase in salaries and related benefits at Hunters Glen V, Hunters Glen VI, Twin Lake Towers, and Pickwick Place Apartments.

General and administrative expenses decreased for the six months ended June 30, 2005 due to a decrease in Partnership management fees as a result of a decrease in cash flows which are used to calculate the fee pursuant to the Partnership Agreement. Also included in general and administrative expenses are the costs of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At June 30, 2005 the Partnership had cash and cash equivalents of approximately $2,047,000 compared to approximately $1,080,000 at June 30, 2004. Cash and cash equivalents increased approximately $243,000 since December 31, 2004 due to approximately $12,953,000 and $1,924,000 of cash provided by investing and operating activities, respectively, partially offset by approximately $14,634,000 of cash used in financing activities. Cash provided by investing activities consisted of proceeds from the sale of Chambers Ridge Apartments and net receipts from restricted escrows maintained by the mortgage lenders, partially offset by property improvements and replacements. Cash used in financing activities consisted of repayment of the mortgages encumbering Chambers Ridge and Pickwick Place Apartments, principal payments made on the mortgages encumbering the Partnership's properties, distributions paid to partners, loan costs paid and prepayment penalties paid, partially offset by proceeds from the refinancing of the mortgage at Pickwick Place Apartments. The Partnership invests its working capital reserves in interest bearing accounts.

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

Chambers Ridge Apartments

During the six months ended June 30, 2005, the Partnership completed approximately $33,000 of capital improvements at Chambers Ridge Apartments, consisting primarily of floor covering replacements. These improvements were funded from operating cash flow. This property was sold during April 2005 (see "Item 1. Financial Statements - Note C" for further information).

Hunters Glen Apartments IV

During the six months ended June 30, 2005, the Partnership completed approximately $238,000 of capital improvements at Hunters Glen Apartments IV, consisting primarily of floor covering replacements, washer and dryer installation in the apartment units, security equipment, and structural improvements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital improvements will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Hunters Glen Apartments V

During the six months ended June 30, 2005, the Partnership completed approximately $242,000 of capital improvements at Hunters Glen Apartments V, consisting primarily of floor covering replacements, washer and dryer installation in the apartment units, security equipment and water heater replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital improvements will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Hunters Glen Apartments VI

During the six months ended June 30, 2005, the Partnership completed approximately $342,000 of capital improvements at Hunters Glen Apartments VI, consisting primarily of floor covering replacements, installation of washers and dryers in the apartment units, security equipment and glass replacement. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital improvements will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Twin Lake Towers Apartments

During the six months ended June 30, 2005, the Partnership completed approximately $204,000 of capital improvements at Twin Lake Towers Apartments, consisting primarily of floor covering and countertop replacements, recreation facility upgrades, interior lighting, heating upgrades and parking lot resurfacing. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital improvements will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Pickwick Place Apartments

During the six months ended June 30, 2005, the Partnership completed approximately $237,000 of capital improvements at Pickwick Place Apartments, consisting primarily of floor covering and counter top replacements, stairway improvements, washer and dryer replacements and interior decoration. These improvements were funded from operating cash flow and replacement reserves. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital improvements will depend on the physical condition of the property as well as replacement reserves and the anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

On April 29, 2005, the Partnership refinanced the mortgage encumbering Pickwick Place Apartments. The refinancing replaced the existing mortgage of approximately $5,775,000 with a new mortgage in the amount of approximately
$9,431,000. Total capitalized loan costs were approximately $79,000. The Partnership recognized a loss on early extinguishment of debt of approximately $2,000 due to loan costs being written off, which is included in interest expense.

The April 29, 2005 refinancing of Pickwick Place Apartments is under a credit facility ("Permanent Credit Facility") which also provided for the refinancing of several other properties. The Permanent Credit Facility created separate loans for each property refinanced thereunder, which loans were not cross-collateralized or cross-defaulted with each other. The Permanent Credit Facility matures in September 2007 with an option for the Partnership to elect one five-year extension. Each note under this Permanent Credit Facility is initially a variable rate loan, and after three years the Partnership has the option of converting the note to a fixed rate loan. The interest rate on the variable rate loans is the Fannie Mae discounted mortgage-backed security index plus 85 basis points (4.12% per annum at June 30, 2005), and the rate resets monthly. Each loan automatically renews at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that the property is financed by the Permanent Credit Facility. The loans may be prepaid without penalty.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Hunter's Glen IV, V and VI Apartments of approximately $38,073,000 matures in January 2022, at which time it is scheduled to be fully amortized. The mortgage indebtedness encumbering Twin Lake Towers Apartments of approximately $11,262,000 matures in July 2013, at which time a balloon payment totaling approximately $7,385,000 will be due. The mortgage indebtedness encumbering Pickwick Place Apartments of approximately $9,403,000 matures in September 2007 with a five year extension option and a balloon payment of $9,024,000 due at maturity. The Managing General Partner will attempt to refinance the mortgages on Pickwick Place and Twin Lake Towers Apartments and/or sell the properties prior to their maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing the properties through foreclosure.

The Partnership distributed the following amounts during the six months ended June 30, 2005 and 2004 (in thousands except per unit data):

                        Six Months                   Six Months
                          Ended     Per Limited        Ended     Per Limited
                         June 30,     Partnership     June 30,   Partnership
                           2005          Unit           2004         Unit

Operations              $   612         $ 13.55       $ 1,567      $ 34.68
Refinancing/Sale (1)    $ 8,581         $189.97            --           --
 Total                  $ 9,193         $203.52       $ 1,567      $ 34.68

(1) From the April 2005 sale of Chambers Ridge Apartments and the April 2005 refinancing of Pickwick Place Apartments.

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 33,272 limited partnership units (the "Units") in the Partnership representing 74.40% of the outstanding Units at June 30, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 74.40% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

                           PART II - OTHER INFORMATION


Item 1.     Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint. Plaintiffs took an appeal from this order.

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

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. On June 10, 2005, the California Supreme Court denied Objector's Petition for Review and the Court of Appeals sent the matter back to the trial court on June 21, 2005. The parties intend to ask the trial court to make further findings in connection with settlement consistent with the Court of Appeal's remand order. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court's order striking the first amended complaint.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. On June 23, 2005 the Court conditionally certified the collective action on both the on-call and overtime issues. The Court ruling allows plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action. Defendants have asked the Court to reconsider its ruling or in the alternative certify the ruling for appeal on that issue. After the notice goes out, defendants will have the opportunity to move to decertify the collective action. The Court further denied plaintiffs' Motion for Certification of the state subclass. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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


                                    Date: August 15, 2005

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

Date:  August 15, 2005

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

Date:  August 15, 2005

                                /s/Stephen B. Waters
                                Stephen B. Waters
                                Vice President of Angeles Realty Corporation II, equivalent of the chief financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Angeles Partners XII (the "Partnership"), for the quarterly period ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha
L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  August 15, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  August 15, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.