Form 10QSB
period 2005-09-30
ANGELES PARTNERS XII
filed 2005-11-14
CIK 720392

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2005


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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes __ No X_

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

                              ANGELES PARTNERS XII
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2005

Assets
   Cash and cash equivalents                                                $ 1,587
   Receivables and deposits                                                      831
   Other assets                                                                2,160
   Investment properties:
      Land                                                    $ 7,071
      Buildings and related personal property                   75,725
                                                                82,796
      Less accumulated depreciation                            (65,112)       17,684
                                                                            $ 22,262

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 310
   Tenant security deposit liabilities                                           515
   Accrued property taxes                                                        450
   Other liabilities                                                             630
   Mortgage notes payable                                                     58,310

Partners' Deficit
   General partners                                             $ (75)
   Limited partners (44,718 units issued and
      outstanding)                                             (37,878)      (37,953)
                                                                            $ 22,262


         See Accompanying Notes to Consolidated Financial Statements

                              ANGELES PARTNERS XII
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                                  Three Months Ended       Nine Months Ended
                                                    September 30,            September 30,
                                                   2005        2004        2005         2004

Revenues:
  Rental income                                  $ 3,828      $ 3,673     $11,236     $10,599
  Other income                                       396          376       1,164       1,162
     Total revenues                                4,224        4,049      12,400      11,761

Expenses:
  Operating                                        1,433        1,433       4,066       3,739
  General and administrative                         111          124         382         441
  Depreciation                                       543          914       1,621       2,999
  Interest                                           900          946       2,726       2,846
  Property taxes                                     352          472       1,122       1,251
     Total expenses                                3,339        3,889       9,917      11,276

Income from continuing operations                    885          160       2,483         485
Income (loss) from discontinued operations
  (Note A)                                            --           96        (103)          9
Gain on sale of discontinued operations
  (Note C)                                            --           --      11,083          --

Net income                                        $ 885        $ 256      $13,463      $ 494

Net income allocated to general
  partners                                         $ 9          $ 3        $ 160        $ 5
Net income allocated to limited
  partners                                           876          253      13,303         489
                                                  $ 885        $ 256      $13,463      $ 494
Per limited partnership unit:
Income from continuing operations                $ 19.59      $ 3.55      $ 54.97     $ 10.74
Income (loss) from discontinued operations            --         2.12       (2.28)       0.20
Gain on sale of discontinued operations               --           --      244.80          --
Net income per limited partnership unit          $ 19.59      $ 5.67      $297.49     $ 10.94

Distributions per limited partnership unit       $ 14.40       $ --       $217.92     $ 34.68


         See Accompanying Notes to Consolidated Financial Statements

                             ANGELES PARTNERS XII
            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                       Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners       Total

Original capital contributions         44,773          $ 1       $ 44,773      $ 44,774

Partners' deficit at
  December 31, 2004                    44,718         $ (137)    $(41,436)     $(41,573)

Distributions to partners                  --            (98)      (9,745)       (9,843)

Net income for the nine months
  ended September 30, 2005                 --            160       13,303        13,463

Partners' deficit at
  September 30, 2005                   44,718         $ (75)     $(37,878)     $(37,953)


         See Accompanying Notes to Consolidated Financial Statements

                              ANGELES PARTNERS XII
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                   Nine Months Ended
                                                                     September 30,
                                                                     2005        2004
Cash flows from operating activities:
  Net income                                                      $ 13,463      $ 494
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                    1,621       3,563
     Amortization of loan costs                                        122         141
     Gain on sale of discontinued operations                       (11,083)         --
     Loss on early extinguishment of debt                              161          --
     Bad debt                                                           86         220
     Change in accounts:
      Receivables and deposits                                         (30)       (164)
      Other assets                                                     (73)       (329)
      Accounts payable                                                (126)       (117)
      Tenant security deposit liabilities                              (70)        (97)
      Accrued property taxes                                           (57)       (125)
      Due to affiliates                                               (373)       (231)
      Other liabilities                                                (75)         24
        Net cash provided by operating activities                    3,566       3,379

Cash flows from investing activities:
  Property improvements and replacements                            (2,172)     (1,238)
  Net withdrawals from restricted escrows                               36          12
  Proceeds from the sale of discontinued operation                  14,076          --
        Net cash provided by (used in) investing activities         11,940      (1,226)

Cash flows from financing activities:
  Payments on mortgage notes payable                                (1,412)     (1,410)
  Repayment of mortgage notes payable                              (13,782)         --
  Proceeds from mortgage notes payable                               9,431          --
  Distributions to partners                                         (9,843)     (1,567)
  Loan costs paid                                                      (90)         --
  Prepayment penalties paid                                            (27)         --
        Net cash used in financing activities                      (15,723)     (2,977)

Net decrease in cash and cash equivalents                             (217)       (824)
Cash and cash equivalents at beginning of period                     1,804       1,975

Cash and cash equivalents at end of period                        $ 1,587      $ 1,151

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 2,678      $ 2,832

Supplemental disclosure of non-cash activity:
  Property improvements and replacements in accounts
   payable                                                         $ 275        $ 82

At December  31,  2004,  accounts  payable  included  approximately  $88,000 for
property   improvements  and  replacements,   which  are  included  in  property
improvements and replacements for the nine months ended September 30, 2005.


         See Accompanying Notes to Consolidated Financial Statements

                              ANGELES PARTNERS XII
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Partners XII (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Certain reclassifications have been made to the 2004 balances to conform to the 2005 presentation.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the accompanying statements of operations for the three and nine months ended September 30, 2005 and 2004 reflect the operations of Chambers Ridge Apartments as income (loss) from discontinued operations due to the property's sale in April 2005. Included in the income (loss) from discontinued operations are revenues of approximately $767,000 for the nine months ended September 30, 2005, and $626,000 and $1,834,000 for the three and nine months ended September 30, 2004, respectively.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $656,000 and $660,000 for the nine months ended September 30, 2005 and 2004, respectively, which is included in operating expenses and income (loss) from discontinued operations.

The Partnership Agreement provides for a fee equal to 7.5% of "net cash flow from operations", as defined in the Partnership Agreement to be paid to the Managing General Partner for executive and administrative management services. One half of this fee is to be accrued and not paid unless the limited partners have received distributions equal to a 5% cumulative annual return on their adjusted capital investment as defined in the Partnership Agreement or there are proceeds from a property sale. The fee was approximately $56,000 for the nine months ended September 30, 2004, which is included in general and administrative expense. No fee was accrued for the nine months ended September 30, 2005. Due to the sale of Chambers Ridge Apartments, the accrued fee balance at the time of the sale of approximately $365,000 was paid to the Managing General Partner during the nine months ended September 30, 2005.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $423,000 and $293,000 for the nine months ended September 30, 2005 and 2004, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the nine months ended September 30, 2005 and 2004 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $181,000 and $44,000, respectively. The construction management service fees are calculated based on a percentage of certain additions to investment properties.

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

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $197,000 and $256,000, respectively, for insurance coverage and fees associated with policy claims administration.

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

Note D - Refinancing of Mortgage Note Payable

On April 29, 2005, the Partnership refinanced the mortgage encumbering Pickwick Place Apartments. The refinancing replaced the existing mortgage of approximately $5,775,000 with a new mortgage in the amount of approximately $9,431,000. Total capitalized loan costs were approximately $90,000 and are included in other assets. The Partnership recognized a loss on early extinguishment of debt of approximately $2,000 due to loan costs being written off, which is included in interest expense.

The April 29, 2005 refinancing of Pickwick Place Apartments is under a credit facility ("Permanent Credit Facility") which also provided for the refinancing of several other properties. The Permanent Credit Facility created separate loans for each property refinanced thereunder, which loans were not cross-collateralized or cross-defaulted with each other. The Permanent Credit Facility matures in September 2007 with an option for the Partnership to elect one five-year extension. Each note under this Permanent Credit Facility is initially a variable rate loan. The interest rate on the variable rate loans is the Fannie Mae discounted mortgage-backed security index plus 85 basis points (4.06% per annum at September 30, 2005), and the rate resets monthly. Each loan automatically renews at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that the property is financed by the Permanent Credit Facility. The loans may be prepaid without penalty.

Note E - Property Tax

During 2003, the state of Indiana implemented a reassessment of property tax values. The Partnership appealed the reassessed property tax value of Pickwick Place Apartments during 2003. The Partnership recorded property tax expense for 2002, 2003, and 2004 based upon an estimate provided by a third party tax specialist. During the nine months ended September 30, 2004, the Partnership decreased its estimate of property taxes due for 2002, 2003 and 2004 by approximately $168,000 based upon revised amounts provided by the third party tax specialist. During 2005, the Partnership received notice of a successful appeal of the reassessed property value of Pickwick Place Apartments. In the state of Indiana, property tax bills are paid one year in arrears. Thus, the 2004 property tax bills are received and paid in 2005. The Partnership paid the tax amount as invoiced from the Indiana taxing authority. Due to the Partnership's successful appeal of the reassessed property value, the property tax accrual for 2005 and 2004 is based on the adjusted property value.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005. On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement. On October 27, 2005, the Court denied Objector's peremptory challenge and struck Objector's motion to disqualify for cause. No hearing has been set on Objector's remaining motions. On November 3, 2005, Objector and his counsel filed a writ of mandate to the Court of Appeals challenging the court's October 27, 2005 order.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO  Properties  L.P.  and NHP  Management  Company,  both  affiliates  of the
Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action, and AIMCO Properties, L.P. and NHP Management Company will have the opportunity to move to decertify the collective action. Because the court denied plaintiffs' motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County). Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

Note G - Subsequent Event

Subsequent to September 30, 2005, the Partnership entered into a contract to sell Pickwick Place Apartments to a third party for approximately $13,212,000. The anticipated closing date for the sale is November 30, 2005. For the nine months ended September 30, 2005 the property had total revenues of approximately $1,744,000 and net income of approximately $170,000. The net book value of Pickwick Place Apartments assets at September 30, 2005 was approximately $3,221,000.

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

The Partnership's investment properties consist of five apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2005 and 2004:

                                                   Average Occupancy
      Property                                      2005       2004

      Hunters Glen - IV Apartments                  95%        93%
        Plainsboro, New Jersey
      Hunters Glen - V Apartments                   94%        92%
        Plainsboro, New Jersey
      Hunters Glen - VI Apartments (1)              93%        90%
        Plainsboro, New Jersey
      Twin Lake Towers Apartments (2)               95%        88%
        Westmont, Illinois
      Pickwick Place Apartments (3)                 92%        95%
        Indianapolis, Indiana

(1) The Managing General Partner attributes the increase in occupancy at Hunters Glen VI Apartments to increased marketing efforts.

(2) The Managing General Partner attributes the increase in occupancy at Twin Lake Towers Apartments to increased marketing efforts and resident referrals.

(3)   The  Managing  General  Partner  attributes  the  decrease in occupancy at
      Pickwick  Place  Apartments  to  more  stringent   guidelines  for  tenant
      acceptance.

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

Results from Operations

The Partnership recognized net income of approximately $885,000 and $13,463,000 for the three and nine months ended September 30, 2005 compared to net income of approximately $256,000 and $494,000 for the three and nine months ended September 30, 2004, respectively. The increase in net income for the three months ended September 30, 2005 is due to an increase in total revenues and a decrease in total expenses partially offset by a decrease in income from discounted operations. The increase in net income for the nine months ended September 30, 2005 is largely due to the gain on sale of discontinued operations (as discussed below) and to a lesser extent, an increase in total revenues and a decrease in total expenses partially offset by an increase in loss from discontinued operations.

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

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the accompanying statements of operations for the three and nine months ended September 30, 2004 and the nine months ended September 30, 2005 reflect the operations of Chambers Ridge Apartments as income (loss) from discontinued operations.

Loss from discontinued operations is approximately $103,000 for the nine months ended September 30, 2005 compared to income from discontinued operations of approximately $96,000 and $9,000 for the three and nine months ended September 30, 2004, respectively. Included in income (loss) from discontinued operations are revenues of approximately $767,000 for the nine months ended September 30, 2005, and revenues of approximately $626,000 and $1,834,000 for the three and nine months ended September 30, 2004, respectively.

The Partnership recognized income from continuing operations of approximately $885,000 and $2,483,000 for the three and nine months ended September 30, 2005 compared to income from continuing operations of approximately $160,000 and $485,000 for the three and nine months ended September 30, 2004, respectively. The increase in net income for both the three and nine months ended September 30, 2005 is due to an increase in total revenues and a decrease in total expenses.

Total revenues increased for the three and nine months ended September 30, 2005 primarily due to an increase in rental income. Rental income increased for the three months ended September 30, 2005 due to an increase in average rental rates at all the Partnership's properties and increases in occupancy at Hunters Glen VI and Twin Lakes Towers Apartments partially offset by decreases in occupancy at Hunters Glen VI and Pickwick Place Apartments. Rental income increased for the nine months ended September 30, 2005 due to increases in occupancy and average rental rates at four of the Partnership's properties, and a decrease in bad debt expenses at Hunters Glen IV and Pickwick Place Apartments, partially offset by reduced occupancy and rental rates at Pickwick Place Apartments.

Total expenses decreased for the three and nine months ended September 30, 2005 largely due to a decrease in depreciation expense and, to a lesser extent, decreases in property tax, interest and general and administrative expenses. In addition, the decrease in total expenses for the nine months ended September 30, 2005 was partially offset by an increase in operating expenses. Operating expense remained relatively constant for the three months ended September 30, 2005. Depreciation expense decreased due to fixed assets becoming fully depreciated during the first quarter of 2005 at each of the Partnership's properties. Property tax expense decreased primarily due to the settlement of an appeal during the three months ended September 30, 2004 of the property tax rates at Hunters Glen IV, V, and VI Apartments. The decrease was partially offset by an increase in property tax expense at Pickwick Place Apartments. The Partnership appealed the property tax assessment at Pickwick Place Apartments in 2003 and the property tax accrued for 2002, 2003 tax bills was based on the property tax value as estimated by a third party property tax specialist. The appeal was settled during the nine months ended September 30, 2004 and the final property value was lower than the amount estimated by the third party. Therefore, the accrual for the remaining taxes due for 2002 and 2003 as well as the estimate due for 2004 was reduced during the nine months ended September 30, 2004 based on this revised property value. There was no such adjustment during 2005. Interest expense decreased due to the declining balance of mortgage principle as a result of regularly scheduled payments and the refinance of Pickwick Place Apartments at a lower interest rate. Operating expense increased for the nine months ended September 30, 2005 due to increases in property and maintenance expenses. Property expense increased primarily due to increases in salaries and related benefits at Hunters Glen V, Hunters Glen VI, Twin Lake Towers and Pickwick Place Apartments. Maintenance expense increased for the nine months ended September 30, 2005 due to increases in contract services at Pickwick Place and Hunters Glen IV, V, and VI Apartments and an increase in snow removal expenses at Hunters Glen IV, V, and VI Apartments.

General and administrative expenses decreased for the three and nine months ended September 30, 2005 due to a decrease in Partnership management fees as a result of a decrease in cash flows which are used to calculate the fee pursuant to the Partnership Agreement. Also included in general and administrative expenses are the costs of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At September 30, 2005 the Partnership had cash and cash equivalents of approximately $1,587,000 compared to approximately $1,151,000 at September 30, 2004. Cash and cash equivalents decreased approximately $217,000 since December 31, 2004 due to $15,723,000 of cash used in financing activities, partially offset by approximately $11,940,000 and $3,566,000 of cash provided by investing and operating activities, respectively. Cash used in financing activities consisted of repayment of the mortgages encumbering Chambers Ridge and Pickwick Place Apartments, principal payments made on the mortgages encumbering the Partnership's properties, distributions paid to partners, loan costs paid and prepayment penalties paid, partially offset by proceeds from the refinancing of the mortgage at Pickwick Place Apartments. Cash provided by investing activities consisted of proceeds from the sale of Chambers Ridge Apartments and net receipts from restricted escrows maintained by the mortgage lenders, partially offset by property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

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

Chambers Ridge Apartments

During the nine months ended September 30, 2005, the Partnership completed approximately $33,000 of capital improvements at Chambers Ridge Apartments, consisting primarily of floor covering replacements. These improvements were funded from operating cash flow. This property was sold during April 2005 (see "Item 1. Financial Statements - Note C" for further information).

Hunters Glen Apartments IV

During the nine months ended September 30, 2005, the Partnership completed approximately $522,000 of capital improvements at Hunters Glen Apartments IV, consisting primarily of floor covering replacements, washer and dryer installation in the apartment units, furniture and fixtures, recreation facilities, interior decoration, golf carts and structural improvements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital improvements will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Hunters Glen Apartments V

During the nine months ended September 30, 2005, the Partnership completed approximately $501,000 of capital improvements at Hunters Glen Apartments V, consisting primarily of floor covering replacements, washer and dryer installation in the apartment units, security equipment, water heater, appliance and cabinet replacements, interior decoration, fire safety equipment and structural improvements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital improvements will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Hunters Glen Apartments VI

During the nine months ended September 30, 2005, the Partnership completed approximately $639,000 of capital improvements at Hunters Glen Apartments VI, consisting primarily of floor covering replacements, installation of washers and dryers in the apartment units, security equipment, water heater, air conditioning unit and appliance replacements, plumbing fixtures, interior decorating, and fire safety upgrades. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital improvements will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Twin Lake Towers Apartments

During the nine months ended September 30, 2005, the Partnership completed approximately $266,000 of capital improvements at Twin Lake Towers Apartments, consisting primarily of floor covering replacements, recreation facility upgrades, interior lighting, heating upgrades, parking lot resurfacing and water and sewer upgrades. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital improvements will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Pickwick Place Apartments

During the nine months ended September 30, 2005, the Partnership completed approximately $398,000 of capital improvements at Pickwick Place Apartments, consisting primarily of floor covering and air conditioning unit replacements, stairway improvements, washer and dryer replacements and interior decoration. These improvements were funded from operating cash flow and replacement reserves. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital improvements will depend on the physical condition of the property as well as replacement reserves and the anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

On April 29, 2005, the Partnership refinanced the mortgage encumbering Pickwick Place Apartments. The refinancing replaced the existing mortgage of approximately $5,775,000 with a new mortgage in the amount of approximately
$9,431,000. Total capitalized loan costs were approximately $90,000. The Partnership recognized a loss on early extinguishment of debt of approximately $2,000 due to loan costs being written off, which is included in interest expense.

The April 29, 2005 refinancing of Pickwick Place Apartments is under a credit facility ("Permanent Credit Facility") which also provided for the refinancing of several other properties. The Permanent Credit Facility created separate loans for each property refinanced thereunder, which loans were not cross-collateralized or cross-defaulted with each other. The Permanent Credit Facility matures in September 2007 with an option for the Partnership to elect one five-year extension. Each note under this Permanent Credit Facility is initially a variable rate loan. The interest rate on the variable rate loans is the Fannie Mae discounted mortgage-backed security index plus 85 basis points (4.06% per annum at September 30, 2005), and the rate resets monthly. Each loan automatically renews at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that the property is financed by the Permanent Credit Facility. The loans may be prepaid without penalty.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Hunter's Glen IV, V and VI Apartments of approximately $37,788,000 matures in January 2022, at which time it is scheduled to be fully amortized. The mortgage indebtedness encumbering Twin Lake Towers Apartments of approximately $11,161,000 matures in July 2013, at which time a balloon payment totaling approximately $7,385,000 will be due. The mortgage indebtedness encumbering Pickwick Place Apartments of approximately $9,361,000 matures in September 2007 with a five year extension option and a balloon payment of approximately $9,024,000 due at maturity. The Managing General Partner will attempt to refinance the mortgages on Pickwick Place and Twin Lake Towers
Apartments and/or sell the properties prior to their maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing the properties through foreclosure.

Subsequent to September 30, 2005, the Partnership entered into a contract to sell Pickwick Place Apartments to a third party for approximately $13,212,000. The anticipated closing date for the sale is November 30, 2005.

The Partnership distributed the following amounts during the nine months ended September 30, 2005 and 2004 (in thousands except per unit data):

                         Nine months                     Nine months
                            Ended        Per Limited        Ended       Per Limited
                        September 30,    Partnership    September 30,   Partnership
                             2005            Unit           2004            Unit

Operations                 $   612         $ 13.55         $ 1,567        $ 34.68
Refinancing/Sale (1)         9,231          204.37              --             --
 Total                     $ 9,843         $217.92         $ 1,567        $ 34.68

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 33,282 limited partnership units (the "Units") in the Partnership representing 74.43% of the outstanding Units at September 30, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 74.43% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005. On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement. On October 27, 2005, the Court denied Objector's peremptory challenge and struck Objector's motion to disqualify for cause. No hearing has been set on Objector's remaining motions. On November 3, 2005, Objector and his counsel filed a writ of mandate to the Court of Appeals challenging the court's October 27, 2005 order.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO  Properties  L.P.  and NHP  Management  Company,  both  affiliates  of the
Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action, and AIMCO Properties, L.P. and NHP Management Company will have the opportunity to move to decertify the collective action. Because the court denied plaintiffs' motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County). Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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


                                    Date: November 14, 2005

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

10.23 Multifamily Note dated May 16, 2003, between AP XII Associates Limited Partnership, a South Carolina limited partnership, and GMAC Commercial Mortgage Corporation, a California corporation related to Chambers Ridge Apartments filed as Exhibit 10.23 with the Registrant's Form 10-QSB for the quarterly period ended June 30, 2003 and incorporated herein by reference.

10.24 Multifamily Note dated June 26, 2003, between AIMCO Twin Lake Towers L. P., a Delaware limited partnership, and
                  Keycorp Real Estate Capital Markets, Inc., an Ohio corporation related to Twin Lake Towers Apartments filed with the Registrant's Form 10-QSB for the quarterly period ended June 30, 2003 and incorporated herein by reference.

10.25 Multifamily Note dated June 30, 2003, between Hunters Glen AP XII Limited Partnership, a South Carolina limited partnership, and GMAC Commercial Mortgage Bank, a Utah corporation related to Hunters Glen IV Apartments filed with the Registrant's Form 10-QSB for the quarterly period ended June 30, 2003 and incorporated herein by reference.

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

10.33 Purchase and Sale Contract between Pickwick Place AP XII Limited Partnership and Prime Quest Management, LLC dated August 16, 2005.

10.34 First Amendment to Purchase and Sale Contract between Pickwick Place AP XII Limited Partnership and Prime Quest Management, LLC dated September 16, 2005.

10.35 Reinstatement and Second Amendment to the Purchase and Sale Contract between Pickwick Place AP XII Limited Partnership and Prime Quest Management, LLC dated October 11, 2005.

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

Date:  November 14, 2005

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

Date:  November 14, 2005

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice    President   of   Angeles    Realty
                                    Corporation  II,  equivalent  of the chief
                                    financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Angeles Partners XII (the "Partnership"), for the quarterly period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  November 14, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  November 14, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.