Form 10KSB
period 2005-12-31
ANGELES PARTNERS XII
filed 2006-03-28
CIK 720392

_________________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-KSB

 (Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

[ ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to _________

Commission file number 0-13309

ANGELES PARTNERS XII

(Name of small business issuer in its charter)

California	95-3903623
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	(Identification No.)

55 Beattie Place, PO Box 1089

Greenville, South Carolina  29602

(Address of principal executive offices)

Issuer's telephone number    (864) 239-1000

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Limited Partnership Units

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act []

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes []  No[X]

State issuer's revenues for its most recent fiscal year.  $14,307,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2005.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

Commencing May 26, 1983, the Partnership offered up to 80,000 units of Limited Partnership Interest (“the units”) at a purchase price of $1,000 per Unit with a minimum purchase of 5 Units pursuant to a Registration Statement filed with the Securities and Exchange Commission. The Managing General Partner contributed capital in the amount of $1,000 for a 1% interest in the Partnership. The offering terminated on February 13, 1985. Upon termination of the offering, the Partnership had sold 44,773 units aggregating $44,773,000.

The Partnership is engaged in the business of operating and holding real estate properties for investment. In 1984 and 1985 during its acquisition phase, the Partnership acquired ten existing apartment properties and one existing commercial property. In 1990, the Partnership lost one of its apartment properties to foreclosure. During 1991, the Partnership acquired a 44.5% general partnership interest in a joint venture, Princeton Meadows Golf Course Joint Venture ("Joint Venture"), partnering with two affiliated partnerships. In 1999, the Partnership sold its only commercial property, one of its apartment properties and the Joint Venture sold its only investment property, Princeton Meadows Golf Course. In May 2001, the Partnership sold two of its apartment properties. In April and December 2005, the Partnership sold two of its six remaining apartment properties, one of which was classified as held for sale at December 31, 2004. As of December 31, 2005, the Partnership continues to own and operate four apartment complexes. (see "Item 2, Description of Properties").

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

From time to time, the Federal Bureau of Investigation, or FBI, and the United States Department of Homeland Security issue alerts regarding potential terrorist threats involving apartment buildings. Threats of future terrorist attacks, such as those announced by the FBI and the Department of Homeland Security, could have a negative effect on rent and occupancy levels at the Partnership’s properties. The effect that future terrorist activities or threats of such activities could have on the Partnership’s operations is uncertain and unpredictable. If the Partnership were to incur a loss at a property as a result of an act of terrorism, the Partnership could lose all or a portion of the capital invested in the property, as well as the future revenue from the property.

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

Item 2.

Description of Property

The following table sets forth the Partnership's investments in properties as of December 31, 2005:

Date of
Property	Purchase	Type of Ownership	Use

Hunters Glen Apts - IV	01/31/85	Fee ownership subject to	Apartment
Plainsboro, New Jersey		first and second mortgages (1)	264 units

Hunters Glen Apts - V	01/31/85	Fee ownership subject to	Apartment
Plainsboro, New Jersey		first and second mortgages (1)	304 units

Hunters Glen Apts - VI	01/31/85	Fee ownership subject to	Apartment
Plainsboro, New Jersey		first and second mortgages (1)	328 units

Twin Lake Towers
Apartments	03/30/84	Fee ownership subject to	Apartments
Westmont, Illinois		first mortgage (1)	399 units

(1)

Property is held by a Limited Partnership in which the Partnership ultimately owns a 100% interest.

On April 26, 2005, the Partnership sold Chambers Ridge Apartments to a third party for net proceeds of approximately $14,076,000 after payment of closing costs. The Partnership used approximately $8,007,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership recognized a gain of approximately $11,147,000 as a result of the sale. In addition, the Partnership recognized a loss on early extinguishment of debt of approximately $159,000 as a result of unamortized loan costs being written off, and prepayment penalties paid, which is included in income from discontinued operations.

On December 1, 2005, the Partnership sold Pickwick Place Apartments to a third party for net proceeds of approximately $13,085,000 after payment of closing costs. The Partnership used approximately $9,333,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership recognized a gain of approximately $9,659,000 as a result of the sale. In addition, the Partnership recognized a loss on early extinguishment of debt of approximately $104,000 as a result of unamortized loan costs being written off, and prepayment penalties paid, which is included in income from discontinued operations.

Schedule of Properties

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and federal tax basis.

	Gross
	Carrying	Accumulated	Depreciable	Method	Federal
Property	Value	Depreciation	Life	of	Tax Basis
	(in thousands)			Depreciation	(in thousands)

Hunters Glen Apts-IV	$14,386	11,050	5-40 yrs	(1)	$ 3,904
Hunters Glen Apts-V	16,633	12,773	5-40 yrs	(1)	4,407
Hunters Glen Apts-VI	18,063	13,876	5-40 yrs	(1)	4,261
Twin Lake Towers Apts	21,350	18,070	5-40 yrs	(1)	4,051

	$70,432	$55,769			$16,623

(1)

Straight line

See "Note A" of the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

	Principal				Principal
	Balance At				Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2005	Rate (1)	Amortized	Date (2)	Maturity
	(in thousands)				(in thousands)

Hunters Glen Apts IV
1st mortgage	$11,194	5.51%	30 yrs	12/2015	$ 9,028
2nd mortgage	5,500	5.63%	30 yrs	12/2015	4,622
Hunters Glen Apts V
1st mortgage	12,871	7.39%	30 yrs	12/2015	10,906
2nd mortgage	6,860	5.63%	30 yrs	12/2015	5,765
Hunters Glen Apts VI
1st mortgage	13,396	7.39%	30 yrs	12/2015	11,352
2nd mortgage	7,140	5.63%	30 yrs	12/2015	6,001
Twin Lake Towers Apts
1st mortgage	11,059	4.54%	20 yrs	07/2013	7,385
	$68,020				$55,059

 (1)

Fixed rate mortgages.

 (2)

See "Item 7. Financial Statements - Note B" for information with respect to the Registrant's ability to prepay these loans and more specific details as to the terms of the loans.

On December 1, 2005, the Registrant obtained second mortgages in the total principal amount of approximately $19,500,000 on Hunters Glen IV, V, and VI Apartments. The new second mortgages bear interest at a fixed interest rate of 5.63% and require monthly payments of principal and interest of approximately $112,000 in the aggregate beginning on January 1, 2006 until the loans mature December 1, 2015, with balloon payments of approximately $16,388,000 in the aggregate due at maturity. The Registrant has the option of extending the maturity date of each mortgage for one additional year, to December 1, 2016, during which period the second mortgages would require monthly payments of principal and interest, and would bear interest at a rate equal to the average of the one month LIBOR plus 250 basis points. The Registrant may prepay the second mortgages without penalty during the period from December 2, 2015 through December 1, 2016. However, if the Registrant prepays the second mortgage loans prior to December 1, 2015, a prepayment penalty as defined in the loan agreements will apply. Loan costs of approximately $400,000 were incurred in connection with obtaining the second mortgages and have been capitalized in other assets on the consolidated balance sheet included in “Item 7. Financial Statements”.

In connection with the new financing, the Registrant agreed to certain modifications of the existing first mortgage loans encumbering  Hunters Glen IV, V, and VI Apartments. For Hunters Glen IV Apartments, the interest rate was modified to a fixed rate of 5.51%, and commencing January 1, 2006 through the loan’s maturity date of December 1, 2015 the loan requires monthly payments of principal and interest of approximately $64,000, with a balloon payment of approximately $9,028,000 due at maturity. For Hunters Glen V Apartments and Hunters Glen VI Apartments, the interest rate was modified to a fixed rate of approximately 7.39%, and commencing January 1, 2006 through the loans’ maturity dates of December 1, 2015, the loans require monthly payments of approximately $89,000 and $93,000, respectively, with balloon payments of approximately $10,906,000 and $11,352,000, respectively, due at maturity. The Registrant has the option of extending the maturity dates for one additional year, to December 1, 2016, during which period the mortgages would require monthly payments of principal and interest and would bear interest at a rate equal to the average of the one month LIBOR plus 250 basis points.  The previous terms for the first mortgage on Hunters Glen IV Apartments required monthly payments of approximately $86,000 with a stated fixed interest rate of 5.26% through its maturity of January 1, 2022, at which time the loan was scheduled to be fully amortized. The previous terms for the first mortgages on Hunters Glen V Apartments and Hunters Glen VI Apartments required monthly payments of approximately $112,000 and $117,000, respectively, with a stated fixed interest rate of 7.14% through maturity of January 1, 2022, at which time the loans were scheduled to be fully amortized.

On April 29, 2005, the Partnership refinanced the mortgage encumbering Pickwick Place Apartments. The refinancing replaced the existing mortgage of approximately $5,775,000 with a new mortgage in the amount of approximately $9,431,000. Total capitalized loan costs were approximately $90,000. The Partnership recognized a loss on early extinguishment of debt of approximately $2,000 due to loan costs being written off, which is included in income from discontinued operations.

The April 29, 2005 refinancing of Pickwick Place Apartments was under a credit facility ("Permanent Credit Facility") which also provided for the refinancing of several other properties. The Permanent Credit Facility created separate loans for each property refinanced thereunder, which loans were not cross-collateralized or cross-defaulted with each other. The Permanent Credit Facility matures in September 2007 with an option for the Partnership to elect one five-year extension.  Each note under this Permanent Credit Facility is initially a variable rate loan. The interest rate on the variable rate loans is the Fannie Mae discounted mortgage-backed security index plus 85 basis points and the rate resets monthly. Each loan automatically renews at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that the property is financed by the Permanent Credit Facility. The loans may be prepaid without penalty. The Partnership sold Pickwick Place Apartments to a third party on December 1, 2005 and repaid the mortgage encumbering the property.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2005 and 2004 for each property were as follows:

	Average Annual		Average Annual
	Rental Rates		Occupancy
	(per unit)
Property	2005	2004	2005	2004

Hunters Glen Apartments – IV (1)	11,527	11,221	96%	93%
Hunters Glen Apartments – V	11,376	11,126	95%	93%
Hunters Glen Apartments – VI (1)	11,190	10,889	94%	91%
Twin Lake Towers Apartments (2)	9,042	8,945	96%	90%

(1)

The Managing General Partner attributes the increase in occupancy at Hunters Glen Apartments IV and VI to improved market conditions.

(2)

The Managing General Partner attributes the increase in occupancy at Twin Lake Towers Apartments to improved lease management.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other residential apartment complexes in the area. The Managing General Partner believes that all of the properties are adequately insured. The residential properties are apartment complexes which lease units for terms of one year or less.  As of December 31, 2005, no residential  tenant leases 10% or more of the available rental space. All of the properties are in good physical condition subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rates

Real estate taxes and rates in 2005 for each property were:

	2005	2005
	Taxes	Rate
	(in thousands)

Hunters Glen Apartments-IV	$ 310	1.99%
Hunters Glen Apartments-V	357	1.99%
Hunters Glen Apartments-VI	385	1.99%
Twin Lake Towers Apartments	341	5.34%

Capital Improvements

Chambers Ridge Apartments

During the year ended December 31, 2005, the Partnership completed approximately $33,000 of capital improvements at the property consisting primarily of floor covering replacements. These improvements were funded from operating cash flow. This property was sold during April 2005 (see “Item 7. Financial Statements – Note F” for further information).

Hunters Glen Apartments IV

During the year ended December 31, 2005, the Partnership completed approximately $698,000 of capital improvements at the property consisting primarily of floor covering replacements, washer and dryer installation in the apartment units, furniture and fixtures, recreation facilities, interior decoration, golf carts and structural improvements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital improvements will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Hunters Glen Apartments V

During the year ended December 31, 2005, the Partnership completed approximately $698,000 of capital improvements at the property consisting primarily of floor covering replacements, washer and dryer installation in the apartment units, security equipment, water heater, appliance and cabinet replacements, interior decoration, fire safety equipment and structural improvements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital improvements will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Hunters Glen Apartments VI

During the year ended December 31, 2005, the Partnership completed approximately $867,000 of capital improvements at the property consisting primarily of floor covering replacements, installation of washers and dryers in the apartment units, security equipment, water heater, air conditioning unit and appliance replacements, plumbing fixtures, interior decorating, and fire safety upgrades. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital improvements will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Pickwick Place Apartments

During the year ended December 31, 2005, the Partnership completed approximately $471,000 of capital improvements at the property consisting primarily of floor covering and air conditioning unit replacements, stairway improvements, washer and dryer replacements and interior decoration. These improvements were funded from operating cash flow and replacement reserves. This property was sold during December 2005 (see “Item 7. Financial Statements – Note F” for further information).

Twin Lake Towers Apartments

During the year ended December 31, 2005, the Partnership completed approximately $305,000 of capital improvements at the property consisting primarily of floor covering replacements, recreation facility upgrades, interior lighting, heating upgrades, parking lot resurfacing and water and sewer upgrades. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital improvements will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Capital improvements will be incurred only to the extent of cash available from operations and Partnership reserves. To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected, at least in the short term.

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

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action. On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the “Appeal”) seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court’s use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals.  With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court’s order and remanded to the trial court for further findings on the basis that the “state of the record is insufficient to permit meaningful appellate review”.  The matter was transferred back to the trial court on June 21, 2005.  With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court’s order striking the first amended complaint.

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. The opt-in period has not yet closed. Defendants will have the opportunity to move to decertify the collective action.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

Item 4.

Submission of Matters to a Vote of Security Holders

The unitholders of the Partnership did not vote on any matter through the solicitation of proxies or otherwise during the quarter ended December 31, 2005.

PART II

Item 5.

Market for the Partnership's Common Equity and Related Security Holder Matters

The Partnership, a publicly-held limited partnership, sold 44,773 Limited Partnership Units during its offering period through February 13, 1985.  As of December 31, 2005, the Partnership had 1,135 Limited Partners of record and 44,718 Limited Partnership Units (the "Units") outstanding. As of December 31, 2005, affiliates of the Managing General Partner owned 33,292 limited partnership units or 74.45% of the outstanding Units.  No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2005 and 2004 (see Item 6. "Management's Discussion and Analysis or Plan of Operation" for further details):

	Year Ended	Per Limited	Year Ended	Per Limited
	December 31,	Partnership	December 31,	Partnership
	2005	Unit	2004	Unit

Operations	$ 612	$ 13.55	$ 1,567	$ 34.68
Sales (1)	10,017	221.74	--	--
Financings (2)	17,805	394.17	--	--
Refinancings (3)	3,539	78.38	--	--
Total	$ 31,973	$707.84	$ 1,567	$ 34.68

(1)

From the April 2005 sale of Chambers Ridge Apartments, and the December 2005 sale of Pickwick Place Apartments.

(2)

From the December 2005 financings on Hunters Glen IV, V and VI Apartments.

(3)

From the April 2005 refinancing of Pickwick Place Apartments

Future cash distributions will depend on the levels of cash generated from operations, and the timing of debt maturities, property sales and/or refinancings. The Partnership’s cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any distributions to its partners during 2006 or subsequent periods.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 33,292 Units in the Partnership representing 74.45% of the outstanding Units at December 31, 2005.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 74.45% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Item 6.

Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

The Partnership’s financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership’s financial results.

Results of Operations

The Partnership recognized net income of approximately $23,860,000 and $1,036,000 for the years ended December 31, 2005 and 2004, respectively. The increase in net income for the year ended December 31, 2005 is due to the gain on sale of discontinued operations (as discussed below) and to a lesser extent, an increase in total revenues and a decrease in total expenses, partially offset by a decrease in income from discontinued operations.

On April 26, 2005, the Partnership sold Chambers Ridge Apartments to a third party for net proceeds of approximately $14,076,000 after payment of closing costs. The Partnership used approximately $8,007,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership recognized a gain of approximately $11,147,000 as a result of the sale. In addition, the Partnership recognized a loss on early extinguishment of debt of approximately $159,000 as a result of unamortized loan costs being written off, and prepayment penalties paid, which is included in income from discontinued operations.

On December 1, 2005, the Partnership sold Pickwick Place Apartments to a third party for net proceeds of approximately $13,085,000 after payment of closing costs. The Partnership used approximately $9,333,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership recognized a gain of approximately $9,659,000 as a result of the sale. In addition, the Partnership recognized a loss on early extinguishment of debt of approximately $104,000 as a result of unamortized loan costs being written off, and prepayment penalties paid, which is included in income from discontinued operations.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statements of operations for the year ended December 31, 2005 and 2004 reflect the operations of Chambers Ridge and Pickwick Place Apartments as income from discontinued operations. The statement of operations for the year ended December 31, 2004 has been restated to reflect the operations of Pickwick Place Apartments as discontinued operations as of January 1, 2004. Income from discontinued operations is approximately $54,000 and $445,000 for the years ended December 31, 2005 and 2004, respectively, including revenues of approximately $2,922,000 and $4,835,000 for the years ended December 31, 2005 and 2004, respectively.

The Partnership recognized income from continuing operations of approximately $3,000,000 and $591,000 for the years ended December 31, 2005 and 2004, respectively. The increase in income from continuing operations for the year ended December 31, 2005 is due to a decrease in total expenses and an increase in total revenues.

Total expenses decreased for the year ended December 31, 2005 largely due to a decrease in depreciation expense and, to a lesser extent, decreases in property tax and general and administrative expenses, partially offset by an increase in operating expenses. Depreciation expense decreased due to property improvements and replacements becoming fully depreciated during the first quarter of 2005 at Hunter’s Glen IV, V and VI Apartments. Property tax expense decreased primarily due to decreases in the property tax rates at Hunters Glen IV, V, and VI Apartments.  Operating expense increased for the year ended December 31, 2005 primarily due to an increase in property expense and management fees. Property expense increased primarily due to increases in salaries and related benefits at Hunters Glen V, Hunters Glen VI and Twin Lake Towers Apartments and utilities expenses at Hunters Glen VI and Twin Lake Towers Apartments.  Management fees increased at all four investment properties as a result of an increase in occupancy rates.

General and administrative expenses decreased for the year ended December 31, 2005 due to a decrease in Partnership management fees as a result of a decrease in cash flows which are used to calculate the fee pursuant to the Partnership Agreement. Also included in general and administrative expenses are the costs of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues increased for the year ended December 31, 2005 primarily due to an increase in rental income. Rental income increased for the year ended December 31, 2005 primarily due to increases in the average rental rates and occupancy at all of the Partnership’s properties.

Liquidity and Capital Resources

At December 31, 2005 the Partnership had cash and cash equivalents of approximately $2,464,000 compared to approximately $1,804,000 at December 31, 2004. Cash and cash equivalents increased approximately $660,000 due to approximately $24,228,000 and $5,012,000 of cash provided by investing and operating activities, respectively, partially offset by approximately $28,580,000 of cash used in financing activities. Cash provided by investing activities consisted of proceeds from the sales of Chambers Ridge and Pickwick Place Apartments and withdrawals from restricted escrows maintained by the mortgage lenders, partially offset by property improvements and replacements. Cash used in financing activities consisted of repayment of the mortgages encumbering Chambers Ridge and Pickwick Place Apartments, principal payments made on the mortgages encumbering the Partnership's properties, distributions paid to partners, loan costs paid and prepayment penalties paid, partially offset by proceeds from the refinancing of the mortgage encumbering Pickwick Place Apartments and loan proceeds received as a result of the second mortgages obtained on Hunters Glen IV, V, and VI Apartments. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. The Partnership regularly evaluates the capital improvement needs of the properties. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the properties as well as anticipated cash flow generated by the properties. Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

On December 1, 2005, the Partnership obtained second mortgages in the total principal amount of $19,500,000 on Hunters Glen IV, V, and VI Apartments.  The new second mortgages bear interest at a fixed interest rate of 5.63% and require monthly payments of principal and interest of approximately $112,000 in the aggregate beginning on January 1, 2006 until the loans mature December 1, 2015, with balloon payments of approximately $16,388,000 in the aggregate due at maturity.  Loan costs of approximately $400,000 that were paid in connection with the second mortgages have been capitalized during the year ended December 31, 2005 and are included in other assets on the consolidated balance sheet included in “Item 7. Financial Statements”.

In connection with the new financing, the Partnership agreed to certain modifications on the existing mortgage loans encumbering Hunters Glen IV, V, and VI Apartments.  For Hunters Glen IV Apartments, the interest rate was modified to a fixed rate of 5.51%, and commencing January 1, 2006 through the loan’s maturity date of December 1, 2015 the loan requires monthly payments of principal and interest of approximately $64,000, with a balloon payment of approximately $9,028,000 due at maturity. For Hunters Glen V Apartments and Hunters Glen VI Apartments, the interest rate was modified to a fixed rate of approximately 7.39%, and commencing January 1, 2006 through the loans’ maturity dates of December 1, 2015, the loans require monthly payments of approximately $89,000 and $93,000, respectively, with balloon payments of approximately $10,906,000 and $11,352,000, respectively, due at maturity. The Partnership has the option of extending the maturity dates for one additional year, to December 1, 2016, during which period the mortgages would require monthly payments of principal and interest and would bear interest at a rate equal to the average of the one month LIBOR plus 250 basis points.  The previous terms for the first mortgage on Hunters Glen IV Apartments required monthly payments of approximately $86,000 with a stated fixed interest rate of 5.26% through its maturity of January 1, 2022, at which time the loan was scheduled to be fully amortized. The previous terms for the first mortgages on Hunters Glen V Apartments and Hunters Glen VI Apartments required monthly payments of approximately $112,000 and $117,000, respectively, with a stated fixed interest rate of 7.14% through maturity of January 1, 2022, at which time the loans were scheduled to be fully amortized.

The Partnership's mortgage indebtedness encumbering Hunter's Glen IV, V and VI Apartments of approximately $56,961,000 matures in December 2015 with a one year extension option and balloon payments of approximately $47,674,000 due at maturity. The mortgage indebtedness encumbering Twin Lake Towers Apartments of approximately $11,059,000 matures in July 2013, at which time a balloon payment totaling approximately $7,385,000 will be due. The Managing General Partner will attempt to refinance the mortgages on Hunters Glen IV, V, VI, and Twin Lake Towers Apartments and/or sell the properties prior to the maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing the properties through foreclosure. The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership.

On April 29, 2005, the Partnership refinanced the mortgage encumbering Pickwick Place Apartments. The refinancing replaced the existing mortgage of approximately $5,775,000 with a new mortgage in the amount of approximately $9,431,000. Total capitalized loan costs were approximately $90,000. The Partnership recognized a loss on early extinguishment of debt of approximately $2,000 due to loan costs being written off, which is included in income from discontinued operations.

The April 29, 2005 refinancing of Pickwick Place Apartments was under a credit facility ("Permanent Credit Facility") which also provided for the refinancing of several other properties. The Permanent Credit Facility created separate loans for each property refinanced thereunder, which loans were not cross-collateralized or cross-defaulted with each other. The Permanent Credit Facility matures in September 2007 with an option for the Partnership to elect one five-year extension.  Each note under this Permanent Credit Facility is initially a variable rate loan. The interest rate on the variable rate loans is the Fannie Mae discounted mortgage-backed security index plus 85 basis points and the rate resets monthly. Each loan automatically renews at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that the property is financed by the Permanent Credit Facility. The loans may be prepaid without penalty. The Partnership sold Pickwick Place Apartments to a third party on December 1, 2005 and repaid the mortgage encumbering the property.

The Partnership distributed the following amounts during the years ended December 31, 2005 and 2004 (in thousands except per unit data):

	Year Ended	Per Limited	Year Ended	Per Limited
	December 31,	Partnership	December 31,	Partnership
	2005	Unit	2004	Unit
Operations	$ 612	$ 13.55	$ 1,567	$ 34.68
Sales (1)	10,017	221.74	--	--
Financings (2)	17,805	394.17	--	--
Refinancings (3)	3,539	78.38	--	--
Total	$ 31,973	$707.84	$ 1,567	$ 34.68

(1)

From the April 2005 sale of Chambers Ridge Apartments, and the December 2005 sale of Pickwick Place Apartments.

(2)

From the December 2005 financings on Hunters Glen IV, V and VI Apartments.

(3)

From the April 2005 refinancing of Pickwick Place Apartments

Future cash distributions will depend on the levels of cash generated from operations, and the timing of debt maturities, property sales and/or refinancings. The Partnership’s cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any distributions to its partners during 2006 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 33,292 limited partnership units (the "Units") in the Partnership representing 74.45% of the outstanding Units at December 31, 2005.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 74.45% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in "Note A – Organization and Significant Accounting Policies" which is included in the consolidated financial statements in "Item 7. Financial Statements". The Managing General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the consolidated financial statements with useful and reliable information about the Partnership’s operating results and financial condition.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.  Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment properties are recorded at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable.  If events or circumstances indicate that the carrying amount of a property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

Real property investment is subject to varying degrees of risk.  Several factors may adversely affect the economic performance and value of the Partnership’s investment properties.  These factors include, but are not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might adversely affect apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents; and changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing.  Any adverse changes in these factors could cause impairment of the Partnership’s assets.

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

Financial Statements

ANGELES PARTNERS XII

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet - December 31, 2005

Consolidated Statements of Operations - Years ended December 31, 2005 and 2004

Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2005 and 2004

Consolidated Statements of Cash Flows - Years ended December 31, 2005 and 2004

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Angeles Partners XII

We have audited the accompanying consolidated balance sheet of Angeles Partners XII as of December 31, 2005, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Angeles Partners XII at December 31, 2005, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 6, 2006

ANGELES PARTNERS XII

CONSOLIDATED BALANCE SHEET

(in thousands, except unit data)

December 31, 2005

Assets
Cash and cash equivalents		$ 2,464
Receivables and deposits		699
Other assets		2,164
Investment properties (Notes B, E and F):
Land	$ 6,468
Buildings and related personal property	63,964
	70,432
Less accumulated depreciation	(55,769)	14,663

		$ 19,990
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 236
Tenant security deposit liabilities		433
Accrued property taxes		334
Other liabilities		637
Due to affiliates (Note D)		16
Mortgage notes payable (Note B)		68,020

Partners' Deficit
General partners	$ (215)
Limited partners (44,718 units issued and outstanding)	(49,471)	(49,686)

		$ 19,990

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS XII

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	Years Ended
	December 31,
	2005	2004
Revenues:		(Restated)
Rental income	$ 12,982	$ 12,212
Other income	1,325	1,308
Total revenues	14,307	13,520

Expenses:
Operating	4,450	4,019
General and administrative	506	607
Depreciation	1,721	3,324
Interest	3,234	3,225
Property taxes	1,396	1,754
Total expenses	11,307	12,929

Income from continuing operations	3,000	591
Income from discontinued operations (Note A)	54	445
Gain on sales of discontinued operations (Note F)	20,806	--

Net income (Note C)	$ 23,860	$ 1,036

Net income allocated to general partners	$ 242	$ 10
Net income allocated to limited partners	23,618	1,026

	$ 23,860	$ 1,036

Per limited partnership unit:
Income from continuing operations	$ 66.41	$ 13.08
Income from discontinued operations	1.19	9.86
Gain on sales of discontinued operations	460.55	--
Net income per limited partnership unit	$ 528.15	$ 22.94

Distributions per limited partnership unit	$ 707.84	$ 34.68

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS XII

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	44,773	$ 1	$ 44,773	$ 44,774

Partners' deficit
at December 31, 2003	44,718	$ (131)	$(40,911)	$(41,042)

Net income for the year ended
December 31, 2004	--	10	1,026	1,036

Distributions to partners	--	(16)	(1,551)	(1,567)

Partners' deficit at
December 31, 2004	44,718	(137)	(41,436)	(41,573)

Net income for the year ended
December 31, 2005	--	242	23,618	23,860

Distributions to partners	--	(320)	(31,653)	(31,973)

Partners' deficit at
December 31, 2005	44,718	$ (215)	$(49,471)	$(49,686)

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS XII

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended
	December 31,
	2005	2004
Cash flows from operating activities:
Net income	$ 23,860	$ 1,036
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	2,061	4,462
Amortization of loan costs	158	188
Gain on sale of discontinued operations	(20,806)	--
Loss on early extinguishment of debt	263	--
Bad debt	98	264
Change in accounts:
Receivables and deposits	90	(166)
Other assets	222	(156)
Accounts payable	(184)	(147)
Tenant security deposit liabilities	(152)	(123)
Accrued property taxes	(173)	(88)
Due to affiliates	(357)	(166)
Other liabilities	(68)	(3)
Net cash provided by operating activities	5,012	5,101

Cash flows from investing activities:
Property improvements and replacements	(2,969)	(1,837)
Net withdrawals from (deposits to) restricted escrows	36	(9)
Proceeds from the sale of discontinued operations	27,161	--
Net cash provided by (used in) investing activities	24,228	(1,846)

Cash flows from financing activities:
Payments on mortgage notes payable	(1,869)	(1,859)
Repayment of mortgage notes payable	(23,115)	--
Proceeds from mortgage notes payable	28,931	--
Distributions to partners	(31,973)	(1,567)
Loan costs paid	(490)	--
Prepayment penalties paid	(64)	--
Net cash used in financing activities	(28,580)	(3,426)

Net increase (decrease) in cash and cash equivalents	660	(171)
Cash and cash equivalents at beginning of year	1,804	1,975

Cash and cash equivalents at end of year	$ 2,464	$ 1,804

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 3,558	$ 3,753

Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts
payable	$ 191	$ 88

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS XII

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

Note A - Organization and Significant Accounting Policies

Organization: Angeles Partners XII (the "Partnership" or "Registrant") is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act pursuant to the amended Certificate and Agreement of Limited Partnership (herein referred to as the "Agreement") dated May 26, 1983.  The Partnership's managing general partner is Angeles Realty Corporation II ("ARC II" or the "Managing General Partner"), a California corporation. ARC II was a wholly-owned subsidiary of MAE GP Corporation ("MAE GP").  Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which was an affiliate of Insignia Financial Group, Inc. ("Insignia").  Effective February 26, 1999, IPT was merged into Apartment Investment and Management Company ("AIMCO") a publicly traded real estate investment trust. Thus the Managing General Partner is now a wholly-owned subsidiary of AIMCO.  The Elliott Accommodation Trust and the Elliott Family Partnership, a California limited partnership, were the Non-Managing General Partners. Effective December 31, 1997, the Elliott Family Partnership, Ltd. acquired the Elliott Accommodation Trust's general partner interest in the Partnership. On June 30, 2000, Elliott Family Partnership sold its remaining interest to AIMCO Properties, LP, a wholly owned subsidiary of AIMCO.  The Managing General Partner and the Non-Managing General Partner are herein collectively referred to as the "General Partners".  The Partnership Agreement provides that the Partnership is to terminate on December 31, 2035, unless terminated prior to such date. As of December 31, 2005, the Partnership operates four residential properties in or near major urban areas in the United States.

Basis of Presentation: In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the consolidated statement of operations for the year ended December 31, 2004 has been restated to reflect the operations of Pickwick Place Apartments as income from discontinued operations and the consolidated statements of operations for the years ended December 31, 2005 and 2004 reflect the operations of Chambers Ridge and Pickwick Place Apartments as income from discontinued operations due to the properties’ sales in April 2005 and December 2005, respectively. The results of the properties’ operations for the years ended December 31, 2005 and 2004 of approximately $54,000 and $445,000, respectively, are included in  income from discontinued operations and include revenues of approximately $2,922,000 and $4,835,000 respectively.

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

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $2,418,000 at December 31, 2005 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged the unit and is current on rental payments.

Deferred Costs: Loan costs of approximately $2,266,000, less accumulated amortization of approximately $364,000, are included in other assets. The loan costs are amortized over the terms of the related loan agreements. Amortization expense for 2005 was approximately $158,000 and is included in interest expense and income from discontinued operations. Amortization expense is expected to be approximately $198,000 in the years 2006 through 2010.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts are deferred and amortized over the terms of the related leases.  Amortization of these costs is included in operating expenses.

Investment Properties: Investment properties consist of four apartment complexes and are stated at cost. The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs associated with redevelopment projects are capitalized in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership capitalizes interest, property taxes and operating costs in accordance with SFAS No. 34 “Capitalization of Interest Costs” during periods in which redevelopment and construction projects are in progress.  The Partnership did not capitalize any costs related to interest, property taxes or operating costs during the years ended December 31, 2005 and 2004. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2005 and 2004.

Recent Accounting Pronouncement: In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, although early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS No. 154 was issued. The Partnership does not anticipate that the adoption of SFAS No. 154 will have a material effect on the Partnership’s consolidated financial condition or results of operations.

Segment Reporting: SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports.  SFAS No. 131 also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS 131, the Partnership has only one reportable segment.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 19 years for additions after May 8, 1985, and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27 ½ years and (2) personal property additions over 5 years.

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

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The Partnership estimates the fair value of its long term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long term debt. The fair value of the Partnership’s long term debt at the Partnership’s incremental borrowing rate approximates its carrying value.

Advertising Costs: The Partnership expenses the costs of advertising as incurred.  Advertising costs of approximately $173,000 and $200,000 for the years ended December 31, 2005 and 2004, respectively, are included in operating expense and income from discontinued operations.

Note B - Mortgage Notes Payable

The principal terms of mortgage notes payable are as follows:

	Principal	Monthly			Principal
	Balance At	Payment	Standard		Balance
	December 31,	Including	Interest	Maturity	Due At
Property	2005	Interest	Rate	Date	Maturity
	(in thousands)				(in thousands)

Hunters Glen Apts IV
1st mortgage	$11,194	64	5.51%	12/2015	$ 9,028
2nd mortgage	5,500	32	5.63%	12/2015	4,622
Hunters Glen Apts V
1st mortgage	12,871	89	7.39%	12/2015	10,906
2nd mortgage	6,860	39	5.63%	12/2015	5,765
Hunters Glen Apts VI
1st mortgage	13,396	93	7.39%	12/2015	11,352
2nd mortgage	7,140	41	5.63%	12/2015	6,001
Twin Lake Towers Apts
1st mortgage	11,059	76	4.54%	07/2013	7,385
	$68,020	$434			$55,059

The mortgage notes payable are fixed rate mortgages that are non-recourse and are secured by a pledge of the Partnership's rental properties and by a pledge of revenues from the respective rental properties. Certain of the notes include prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

On December 1, 2005, the Registrant obtained second mortgages in the total principal amount of approximately $19,500,000 on the Hunters Glen IV, V, and VI Apartments. The new second mortgages bear interest at a fixed interest rate of 5.63% and require monthly payments of principal and interest of approximately $112,000 in the aggregate beginning on January 1, 2006 until the loans mature December 1, 2015, with balloon payments of approximately $16,388,000 in the aggregate due at maturity. The Registrant has the option of extending the maturity date of each mortgage for one additional year, to December 1, 2016, during which period the second mortgages would require monthly payments of principal and interest, and would bear interest at a rate equal to the average of the one month LIBOR plus 250 basis points. The Registrant may prepay the second mortgages without penalty during the period from December 2, 2015 through December 1, 2016. However, if the Registrant prepays the second mortgage loan prior to December 1, 2015, a prepayment penalty as defined in the loan agreement will apply.  Loan costs of approximately $400,000 were incurred in connection with obtaining the second mortgages and have been capitalized in other assets on the consolidated balance sheet.

In connection with the new financing, the Registrant agreed to certain modifications of the existing first mortgage loans encumbering  Hunters Glen IV, V, and VI Apartments. For Hunters Glen IV Apartments, the interest rate was modified to a fixed rate of 5.51%, and commencing January 1, 2006 through the loan’s maturity date of December 1, 2015 the loan requires monthly payments of principal and interest of approximately $64,000, with a balloon payment of approximately $9,028,000 due at maturity. For Hunters Glen V Apartments and Hunters Glen VI Apartments, the interest rate was modified to a fixed rate of approximately 7.39%, and commencing January 1, 2006 through the loans’ maturity dates of December 1, 2015, the loans require monthly payments of approximately $89,000 and $93,000, respectively, with balloon payments of approximately $10,906,000 and $11,352,000, respectively, due at maturity. The Registrant has the option of extending the maturity dates for one additional year, to December 1, 2016, during which period the mortgages would require monthly payments of principal and interest and would bear interest at a rate equal to the average of the one month LIBOR plus 250 basis points.  The previous terms for the first mortgage on Hunters Glen IV Apartments required monthly payments of approximately $86,000 with a stated fixed interest rate of 5.26% through its maturity of January 1, 2022, at which time the loan was scheduled to be fully amortized. The previous terms for the first mortgages on Hunters Glen V Apartments and Hunters Glen VI Apartments required monthly payments of approximately $112,000 and $117,000, respectively, with a stated fixed interest rate of 7.14% through maturity of January 1, 2022, at which time the loans were scheduled to be fully amortized.

On April 29, 2005, the Partnership refinanced the mortgage encumbering Pickwick Place Apartments. The refinancing replaced the existing mortgage of approximately $5,775,000 with a new mortgage in the amount of approximately $9,431,000. Total capitalized loan costs were approximately $90,000. The Partnership recognized a loss on early extinguishment of debt of approximately $2,000 due to loan costs being written off, which is included in income from discontinued operations.

The April 29, 2005 refinancing of Pickwick Place Apartments was under a credit facility ("Permanent Credit Facility") which also provided for the refinancing of several other properties. The Permanent Credit Facility created separate loans for each property refinanced thereunder, which loans were not cross-collateralized or cross-defaulted with each other. The Permanent Credit Facility matures in September 2007 with an option for the Partnership to elect one five-year extension.  Each note under this Permanent Credit Facility is initially a variable rate loan. The interest rate on the variable rate loans is the Fannie Mae discounted mortgage-backed security index plus 85 basis points and the rate resets monthly. Each loan automatically renews at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that the property is financed by the Permanent Credit Facility. The loans may be prepaid without penalty. The Partnership sold Pickwick Place Apartments to a third party on December 1, 2005 and repaid the mortgage encumbering the property.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 2005, are as follows (in thousands):

2006	$ 1,121
2007	1,185
2008	1,243
2009	1,325
2010	1,402
Thereafter	61,744
$68,020

Note C - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes.  Accordingly, taxable income or loss of the Partnership is reported in the income tax returns of its partners and no provision for income taxes is made in the financial statements of the Partnership.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

	2005	2004

Net income as reported	$23,860	$ 1,036
Add (deduct):
Depreciation differences	(215)	1,877
Unearned income	(66)	(114)
Gain on sale of investment property	(800)	--
Extinguishment of debt	--	(1)
Other	(121)	(516)
Federal taxable income	$22,658	$ 2,282
Federal taxable income per limited
partnership unit	$497.12	$ 50.52

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

Net liabilities	$(49,686)
Land and buildings	4,341
Accumulated depreciation	(2,381)
Syndication and distribution costs	5,604
Other	605

Net liabilities - Federal tax basis	$(41,517)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $859,000 and $903,000 for the years ended December 31, 2005 and 2004, respectively, which is included in operating expenses and income from discontinued operations.

The Partnership Agreement provides for a fee equal to 7.5% of "net cash from operations", as defined in the Partnership Agreement to be paid to the Managing General Partner for executive and administrative management services. One half of this fee is to be accrued and not paid unless the limited partners have received distributions equal to a 5% cumulative annual return on their adjusted capital investment as defined in the Partnership Agreement or there are proceeds from the sale of a property. The fee was approximately $16,000 and $105,000 for the years ended December 31, 2005 and 2004, respectively, which is included in general and administrative expenses. Due to the sale of Chambers Ridge Apartments, the accrued fee balance at the time of the sale of approximately $365,000 was paid to the Managing General Partner during the year ended December 31, 2005 and approximately $16,000 remains unpaid and is included in due to affiliates.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $641,000 and $432,000 for the years ended December 31, 2005 and 2004, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the years ended December 31, 2005 and 2004 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $316,000 and $104,000, respectively.

Pursuant to the Partnership Agreement, the Managing General Partner is entitled to receive a distribution equal to 3% of the aggregate disposition price of sold properties. The Partnership paid a distribution of $186,000 to the Managing General Partner related to the sale of Cooper Point Plaza in 1999. During 2001, the Partnership paid distributions of approximately $85,000 and $375,000 related to the sales of Briarwood and Gateway Gardens Apartments, respectively. These distributions are subordinate to the limited partners receiving their original capital contributions plus a cumulative preferred return of 6% per annum of their adjusted capital investment, as defined in the Partnership Agreement. If the limited partners have not received these returns when the Partnership terminates, the Managing General Partner will be required to return these amounts to the Partnership.

In addition, pursuant to the Partnership Agreement, the Managing General Partner is entitled to a fee equal to 1% of the gross proceeds of a financing of an investment property.  During the year ended December 31, 2005, the Partnership paid approximately $195,000 in such fees related to the financings of Hunters Glen IV, V and VI Apartments.  Such fees are capitalized as loan costs, are included in other assets and are being amortized over the life of the related loans.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability, and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $209,000 and $256,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 33,292 limited partnership units (the "Units") in the Partnership representing 74.45% of the outstanding Units at December 31, 2005.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 74.45% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note E - Investment Properties and Accumulated Depreciation

		Initial Cost
		To Partnership
		(in thousands)

			Buildings	Cost
			and Related	Capitalized
			Personal	Subsequent
Description	Encumbrances	Land	Property	to Acquisition
(in thousands)				(in thousands)
Investment Properties
Hunters Glen Apts IV	$16,694	$ 1,552	$ 8,324	$ 4,510
Hunters Glen Apts V	19,731	1,820	9,759	5,054
Hunters Glen Apts VI	20,536	1,981	10,620	5,462
Twin Lake Towers Apts	11,059	1,115	12,806	7,429
Totals	$68,020	$ 6,468	$41,509	$22,455

	Gross Amount At Which Carried
	At December 31, 2005
	(in thousands)
		Buildings
		And
		Related
		Personal		Accumulated	Date	Depreciable
Description	Land	Property	Total	Depreciation	Acquired	Life-Years
			(in thousands)
Hunters Glen Apt IV	$1,552	$12,834	$14,386	$11,050	01/31/85	5-40
Hunters Glen Apt V	1,820	14,813	16,633	12,773	01/31/85	5-40
Hunters Glen Apt VI	1,981	16,082	18,063	13,876	01/31/85	5-40
Twin Lake Towers Apts	1,115	20,235	21,350	18,070	03/30/84	5-40
Totals	$6,468	$63,964	$70,432	$55,769

The depreciable lives included above are for the building and components. The depreciable lives for related personal property are for 5 to 7 years.

Reconciliation of "investment properties and accumulated depreciation":

	Years Ended December 31,
	2005	2004
	(in thousands)
Investment Properties
Balance at beginning of year	$ 80,470	$92,759
Property improvements	3,072	1,925
Assets held for sale	--	(14,208)
Dispositions of assets	(13,110)	(6)
Balance at end of year	$ 70,432	$80,470

Accumulated Depreciation
Balance at beginning of year	$ 63,492	$70,383
Additions charged to expense	2,061	4,462
Assets held for sale	--	(11,347)

Dispositions of assets	(9,784)	(6)
Balance at end of year	$ 55,769	$63,492

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2005 and 2004, is approximately $74,773,000 and $85,377,000, respectively.  The accumulated depreciation for Federal income tax purposes as of December 31, 2005 and 2004, is approximately $58,150,000 and $66,118,000, respectively.

Note F – Sale of Investment Properties

On April 26, 2005, the Partnership sold Chambers Ridge Apartments to a third party for net proceeds of approximately $14,076,000 after payment of closing costs. The Partnership used approximately $8,007,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership recognized a gain of approximately $11,147,000 as a result of the sale. In addition, the Partnership recognized a loss on early extinguishment of debt of approximately $159,000 as a result of unamortized loan costs being written off, and prepayment penalties paid, which is included in income from discontinued operations. In accordance with SFAS No. 144, the results of the property’s operations have been shown as income from discontinued operations for the years ended December 31, 2005 and 2004.

On December 1, 2005, the Partnership sold Pickwick Place Apartments to a third party for net proceeds of approximately $13,085,000 after payment of closing costs. The Partnership used approximately $9,333,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership recognized a gain of approximately $9,659,000 as a result of the sale. In addition, the Partnership recognized a loss on early extinguishment of debt of approximately $104,000 as a result of unamortized loan costs being written off, and prepayment penalties paid, which is included in loss from discontinued operations. In accordance with SFAS No. 144, the results of the property’s operations have been shown as income from discontinued operations for the years ended December 31, 2005 and 2004.

Note G - Contingencies

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

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action. On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the “Appeal”) seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court’s use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals.  With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court’s order and remanded to the trial court for further findings on the basis that the “state of the record is insufficient to permit meaningful appellate review”.  The matter was transferred back to the trial court on June 21, 2005.  With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court’s order striking the first amended complaint.

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. The opt-in period has not yet closed. Defendants will have the opportunity to move to decertify the collective action.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the Managing General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the Managing General Partner believes that these measures will minimize the effects that mold could have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

SEC Investigation

On December 19, 2005, AIMCO announced that the Central Regional Office of the Securities and Exchange Commission (the “Commission”) has informed AIMCO that its investigation has been recommended for termination and no enforcement action has been recommended to the Commission regarding AIMCO.

 Item 8. Changes in and Disagreements with Accountant on Accounting and Financial

         Disclosures

None.

Item 8a.

Controls and Procedures

(a)

Disclosure Controls and Procedures. The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

The names of the directors and officers of ARC II, their ages and the nature of all positions with ARC II presently held by them are as follows:

Name	Age	Position
Martha L. Long	46	Director and Senior Vice President
Harry G. Alcock	43	Director and Executive Vice President
Miles Cortez	62	Executive Vice President, General Counsel
		and Secretary
Patti K. Fielding	42	Executive Vice President
Thomas M. Herzog	43	Executive Vice President and Chief
		Financial Officer
Robert Y. Walker, IV	40	Senior Vice President and Chief Accounting
		Officer
Stephen B. Waters	44	Vice President

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

Harry G. Alcock was appointed as a Director of the Managing General Partner in October 2004 and was appointed Executive Vice President of the Managing General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999.

Miles Cortez was appointed Executive Vice President, General Counsel and Secretary of the Managing General Partner in February 2004 and of AIMCO in August 2001.  Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President – Securities and Debt of the Managing General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding was appointed Treasurer of AIMCO in January 2005.  Ms. Fielding is responsible for debt financing and the treasury department.  Ms. Fielding previously served as Senior Vice President – Securities and Debt of AIMCO from January 2000 to February 2003.  Ms. Fielding joined AIMCO in February 1997 as a Vice President.

Thomas M. Herzog was appointed Chief Financial Officer of the Managing General Partner and AIMCO in November 2005 and was appointed Executive Vice President of the Managing General Partner and AIMCO in July 2005.  In January 2004, Mr. Herzog joined AIMCO as Senior Vice President and Chief Accounting Officer and of the Managing General Partner in February 2004.  Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002.  Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 to 2000.

Robert Y. Walker, IV was appointed Senior Vice President of the Managing General Partner and AIMCO in August 2005 and became the Chief Accounting Officer of the Managing General Partner and AIMCO in November 2005.  From June 2002, until he joined AIMCO, Mr. Walker served as senior vice president and chief financial officer at Miller Global Properties, LLC, a Denver-based private equity, real estate fund manager.  From May 1997 to June 2002, Mr. Walker was employed by GE Capital Real Estate, serving as global controller from May 2000 to June 2002.

Stephen B. Waters was appointed Vice President of the Managing General Partner in April 2004. Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act. Further, one or more of the above persons are also officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

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

Item 11.

Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partner Units of the Registrant as of December 31, 2005.

Entity	Number of Units	Percentages

Cooper River Properties, LLC
(an affiliate of AIMCO)	4,607	10.30%
Broad River Properties
(an affiliate of AIMCO)	8,002	17.89%
AIMCO Properties, IPLP
(an affiliate of AIMCO)	1,824	4.08%
AIMCO Properties, LP
(an affiliate of AIMCO)	18,859	42.18%

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

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $859,000 and $903,000 for the years ended December 31, 2005 and 2004, respectively, which is included in operating expenses and income from discontinued operations.

The Partnership Agreement provides for a fee equal to 7.5% of "net cash from operations", as defined in the Partnership Agreement to be paid to the Managing General Partner for executive and administrative management services. One half of this fee is to be accrued and not paid unless the limited partners have received distributions equal to a 5% cumulative annual return on their adjusted capital investment as defined in the Partnership Agreement or there are proceeds from the sale of a property. The fee was approximately $16,000 and $105,000 for the years ended December 31, 2005 and 2004, respectively, which is included in general and administrative expenses. Due to the sale of Chambers Ridge Apartments, the accrued fee balance at the time of the sale of approximately $365,000 was paid to the Managing General Partner during the year ended December 31, 2005 and approximately $16,000 remains unpaid and is included in due to affiliates on the consolidated balance sheet in “Item 7. Financial Statements”.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $641,000 and $432,000 for the years ended December 31, 2005 and 2004, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the years ended December 31, 2005 and 2004 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $316,000 and $104,000, respectively.

Pursuant to the Partnership Agreement, the Managing General Partner is entitled to receive a distribution equal to 3% of the aggregate disposition price of sold properties. The Partnership paid a distribution of $186,000 to the Managing General Partner related to the sale of Cooper Point Plaza in 1999. During 2001, the Partnership paid distributions of approximately $85,000 and $375,000 related to the sales of Briarwood and Gateway Gardens Apartments, respectively. These distributions are subordinate to the limited partners receiving their original capital contributions plus a cumulative preferred return of 6% per annum of their adjusted capital investment, as defined in the Partnership Agreement. If the limited partners have not received these returns when the Partnership terminates, the Managing General Partner will be required to return these amounts to the Partnership.

In addition, pursuant to the Partnership Agreement, the Managing General Partner is entitled to a fee equal to 1% of the gross proceeds of a financing of an investment property.  During the year ended December 31, 2005, the Partnership paid approximately $195,000 in such fees related to the financings of Hunters Glen IV, V and VI Apartments.  Such fees are capitalized as loan costs, are included in other assets and are being amortized over the life of the related loans.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability, and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $209,000 and $256,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 33,292 limited partnership units (the "Units") in the Partnership representing 74.45% of the outstanding Units at December 31, 2005.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 74.45% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Item 13.

Exhibits

See Exhibit Index attached.

Item 14.

Principal Accountant Fees and Services

The Managing General Partner has reappointed Ernst & Young, LLP as independent auditors to audit the financial statements of the Partnership for 2006. The aggregate fees billed for services rendered by Ernst & Young, LLP for 2005 and 2004 are described below.

Audit Fees. Fees for audit services totaled approximately $57,000 and $60,000 for 2005 and 2004, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-QSB.

Tax Fees. Fees for tax services totaled approximately $32,000 and $23,000 for 2005 and 2004, respectively.

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

Date: March 28, 2006

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/Harry G. Alcock	Director and Executive	Date: March 28, 2006
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March 28, 2006
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 28, 2006
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

10.26

Purchase and Sale Contract between APXII Associates Limited Partnership, a South Carolina limited partnership, as Seller, and Elon Group, Ltd., a Pennsylvania corporation, as Purchaser, effective February 2, 2005, filed with the Registrant’s Form  8-K on February 8, 2005 and incorporated herein by reference.

10.27

First Amendment to Purchase and Sale Contract between APXII Associates Limited Partnership, a South Carolina limited partnership, as Seller, and Elon Group, Ltd., a Pennsylvania corporation, as Purchaser, effective March 4, 2005, filed with the Registrant’s Form 8-K on May 2, 2005 and incorporated herein by reference.

10.28

Second Amendment to Purchase and Sale Contract between APXII Associates Limited Partnership, a South Carolina limited partnership, as Seller, and Elon Group, Ltd., a Pennsylvania corporation, as Purchaser, effective March 11, 2005 filed with the Registrant’s Form 8-K on May 2, 2005 and incorporated herein by reference.

10.29

Multifamily Note dated April 29, 2005 between Pickwick Place AP XII, L.P., a South Carolina limited partnership and GMAC Commercial Mortgage Corporation, filed with the Registrant’s Form 8-K on May 5, 2005 and incorporated herein by reference.

10.30

Multifamily Mortgage, Assignment of Rents and Security Agreement dated April 29, 2005 between Pickwick Place AP XII, L.P. and GMAC Mortgage Corporation, filed with the Registrant’s Form 8-K on May 5, 2005 and incorporated herein by reference.

10.31

Assignment of Security Instrument dated April 29, 2005, between GMAC Commercial Mortgage Corporation and Fannie Mae, filed with the Registrant’s Form 8-K on May 5, 2005 and incorporated herein by reference.

10.32

Guaranty dated April 29, 2005 by AIMCO Properties, L.P., for the benefit of GMAC Commercial Mortgage Corporation, filed with the Registrant’s Form 8-K on May 5, 2005 and incorporated herein by reference.

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

10.36

Multifamily Note dated December 1, 2005 between Hunters Glen AP XII L.P., a South Carolina limited partnership and GMAC Commercial Mortgage Bank in reference to Hunters Glen IV and filed December 7, 2005 with the Registrant’s Form 8-K dated December 1, 2005 and incorporated herein by reference.

10.37

Amended and Restated Multifamily Note dated December 1, 2005 between Hunters Glen AP XII L.P., a South Carolina limited partnership and GMAC Commercial Mortgage Bank in reference to Hunters Glen IV and filed December 7, 2005 with the Registrant’s Form 8-K dated December 1, 2005 and incorporated herein by reference.

10.38

Multifamily Note dated December 1, 2005 between Hunters Glen AP XII L.P., a South Carolina limited partnership and GMAC Commercial Mortgage Bank in reference to Hunters Glen V and VI and filed December 7, 2005 with the Registrant’s Form 8-K dated December 1, 2005 and incorporated herein by reference.

10.39

Amended and Restated Multifamily Note dated December 1, 2005 between Hunters Glen AP XII L.P., a South Carolina limited partnership and GMAC Commercial Mortgage Bank in reference to Hunters Glen V and VI and filed December 7, 2005 with the Registrant’s Form 8-K dated December 1, 2005 and incorporated herein by reference.

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

Date: March 28, 2006

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

Date: March 28, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Angeles Realty Corporation II, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of Angeles Partners XII (the "Partnership"), for the fiscal year ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: March 28, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: March 28, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.