Form 10QSB
period 2006-03-31
ANGELES PARTNERS XII
filed 2006-05-15
CIK 720392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

ANGELES PARTNERS XII

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

March 31, 2006

Assets
Cash and cash equivalents		$ 2,409
Receivables and deposits		756
Other assets		2,609
Investment properties:
Land	$ 6,468
Buildings and related personal property	64,467
	70,935
Less accumulated depreciation	(56,262)	14,673

		$ 20,447

Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 574
Tenant security deposit liabilities		423
Accrued property taxes		446
Other liabilities		539
Due to affiliates (Note B)		16
Mortgage notes payable		67,757

Partners' Deficit (Note E)
General partners	$ (211)
Limited partners (44,718 units issued and
outstanding)	(49,097)	(49,308)
		$ 20,447

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS XII

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2006	2005
Revenues:		(Restated)
Rental income	$ 3,370	$ 3,164
Other income	345	310
Total revenues	3,715	3,474

Expenses:
Operating	1,213	1,112
General and administrative	111	133
Depreciation	493	456
Interest	1,087	793
Property taxes	375	453
Total expenses	3,279	2,947

Income from continuing operations	436	527
Income from discontinued operations (Note A)	--	126
Loss on sale of discontinued operations (Note C)	(58)	--

Net income	$ 378	$ 653

Net income allocated to general partners (1%)	$ 4	$ 7
Net income allocated to limited partners (99%)	374	646

	$ 378	$ 653

Per limited partnership unit:
Income from continuing operations	$ 9.64	$ 11.65
Income from discontinued operations	--	2.80
Loss on sale of discontinued operations	(1.28)	--

Net income per limited partnership unit	$ 8.36	$ 14.45

Distributions per limited partnership unit	$ --	$ 13.55

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS XII

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	44,773	$ 1	$ 44,773	$ 44,774

Partners' deficit at
December 31, 2005	44,718	$ (215)	$(49,471)	$(49,686)

Net income for the three months
ended March 31, 2006	--	4	374	378

Partners' deficit at
March 31, 2006	44,718	$ (211)	$(49,097)	$(49,308)

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS XII

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net income	$ 378	$ 653
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	493	568
Amortization of loan costs	49	47
Loss on sale of discontinued operations	58	--
Change in accounts:
Receivables and deposits	(57)	43
Other assets	(494)	(213)
Accounts payable	438	(17)
Tenant security deposit liabilities	(10)	(5)
Accrued property taxes	112	113
Due to affiliates	--	(8)
Other liabilities	(98)	(174)
Net cash provided by operating activities	869	1,007

Cash flows from investing activities:
Property improvements and replacements	(661)	(580)
Net receipts from restricted escrows	--	7
Net cash used in investing activities	(661)	(573)

Cash flows from financing activities:
Payments on mortgage notes payable	(263)	(529)
Distributions to partners	--	(612)
Net cash used in financing activities	(263)	(1,141)

Net decrease in cash and cash equivalents	(55)	(707)

Cash and cash equivalents at beginning of period	2,464	1,804

Cash and cash equivalents at end of period	$ 2,409	$ 1,097

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 1,039	$ 1,014
Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts payable	$ 33	$ 58

At December 31, 2005 and 2004, accounts payable included approximately $191,000 and $88,000 for property improvements and replacements, which are included in property improvements and replacements for the three months ended March 31, 2006 and 2005, respectively.

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS XII

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Partners XII (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of Angeles Realty Corporation II (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the consolidated statement of operations for the three months ended March 31, 2005 has been restated to reflect the operations of Pickwick Place Apartments as income from discontinued operations as of January 1, 2005 due to the sale of the investment property on December 1, 2005. The consolidated statement of operations for the three months ended March 31, 2005 also reflects the operations of Chambers Ridge Apartments as income from discontinued operations due to the investment property being classified as held for sale at March 31, 2005 and being sold on April 26, 2005. Income from discontinued operations is approximately $126,000 for the three months ended March 31, 2005, including combined revenues of approximately $1,184,000 for the three months ended March 31, 2005.

Recent Accounting Pronouncement

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership adopted SFAS No. 154 effective January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Partnership’s consolidated financial condition or results of operations.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $184,000 and $234,000 for the three months ended March 31, 2006 and 2005, respectively, which is included in operating expenses and income from discontinued operations.

The Partnership Agreement provides for a fee equal to 7.5% of "net cash flow from operations", as defined in the Partnership Agreement to be paid to the Managing General Partner for executive and administrative management services. One half of this fee is to be accrued and not paid unless the limited partners have received distributions equal to a 5% cumulative annual return on their adjusted capital investment as defined in the Partnership Agreement or there are proceeds from the sale of a property. No fee was accrued for the three months ended March 31, 2006 and 2005. The balance payable to the Managing General Partner at March 31, 2006 is approximately $16,000 and is included in due to affiliates. Due to the sale of Pickwick Place Apartments, the accrued fee balance was paid subsequent to March 31, 2006.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $110,000 and $147,000 for the three months ended March 31, 2006 and 2005, respectively, which is included in general and administrative expenses, investment properties and assets held for sale.  The portion of these reimbursements included in investment properties and assets held for sale for the three months ended March 31, 2006 and 2005 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $45,000 and $61,000, respectively.

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

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the three months ended March 31, 2006, the Partnership was charged by AIMCO and its affiliates approximately $420,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2006 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $209,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2005.

Note C – Sale of Investment Properties

On April 26, 2005, the Partnership sold Chambers Ridge Apartments to a third party for net proceeds of approximately $14,076,000 after payment of closing costs. The Partnership used approximately $8,007,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership recognized a gain of approximately $11,147,000 during the year ended December 31, 2005 as a result of the sale. In addition, the Partnership recognized a loss on early extinguishment of debt of approximately $159,000 during the year ended December 31, 2005 as a result of unamortized loan costs being written off, and prepayment penalties paid, which was included in income from discontinued operations for the year ended December 31, 2005. In accordance with SFAS No. 144, the results of the property’s operations of approximately $101,000 have been shown as income from discontinued operations for the three months ended March 31, 2005, including revenues of approximately $627,000.

On December 1, 2005, the Partnership sold Pickwick Place Apartments to a third party for net proceeds of approximately $13,085,000 after payment of closing costs.   The

Partnership used approximately $9,333,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership recognized a gain of approximately $9,659,000 during the year ended December 31, 2005 as a result of the sale. In addition, the Partnership recognized a loss on early extinguishment of debt of approximately $104,000 during the year ended December 31, 2005 as a result of unamortized loan costs being written off, and prepayment penalties paid, which was included in income from discontinued operations for the year ended December 31, 2005. In addition, the Partnership recognized a loss on sale of discontinued operations of approximately $58,000 during the three months ended March 31, 2006 as a result of an increase in the estimated costs related to the sale. In accordance with SFAS No. 144, the results of the property’s operations of approximately $25,000 have been shown as income from discontinued operations for the three months ended March 31, 2005, including revenues of approximately $557,000.

Note D – Contingencies

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector.  The parties and Objector submitted one final round of briefing to the Court and the matter has been submitted for the Court’s decision.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. Although 1,049 individuals opted-in to the class the defendants will be challenging the eligibility and timeliness of some. Defendants will have the opportunity to move to decertify the collective action with briefing that commences in August.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, while discovery in the Maryland case proceeds. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

Note E – Subsequent Event

Subsequent to March 31, 2006, the Partnership paid a distribution of approximately $950,000. The distribution to the limited partners was approximately $941,000 or $21.03 per limited partnership unit.

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

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2006 and 2005:

	Average Occupancy
Property	2006	2005

Hunters Glen Apartments – IV	96%	96%
Plainsboro, New Jersey
Hunters Glen Apartments – V (1)	97%	93%
Plainsboro, New Jersey
Hunters Glen Apartments - VI (1)	96%	91%
Plainsboro, New Jersey
Twin Lake Towers Apartments (2)	98%	94%
Westmont, Illinois

(1)

The Managing General Partner attributes the increase in occupancy at Hunters Glen Apartments V and VI to improved market conditions and increased marketing efforts.

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

Results from Operations

The Partnership recognized net income of approximately $378,000 and $653,000 for the three months ended March 31, 2006 and 2005, respectively. The decrease in net income is due to an increase in total expenses, a decrease in income from discontinued operations and the loss on sale of discontinued operations (as discussed below) partially offset by an increase in total revenues.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the consolidated statement of operations for the three months ended March 31, 2005 has been restated to reflect the operations of Pickwick Place Apartments as income from discontinued operations as of January 1, 2005 due to the sale of the investment property on December 1, 2005. The consolidated statement of operations for the three months ended March 31, 2005 also reflects the operations of Chambers Ridge Apartments as income from discontinued operations due to the investment property being classified as held for sale at March 31, 2005 and being sold on April 26, 2005. Income from discontinued operations is approximately $126,000 for the three months ended March 31, 2005, including combined revenues of approximately $1,184,000 for the three months ended March 31, 2005.

On April 26, 2005, the Partnership sold Chambers Ridge Apartments to a third party for net proceeds of approximately $14,076,000 after payment of closing costs. The Partnership used approximately $8,007,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership recognized a gain of approximately $11,147,000 during the year ended December 31, 2005 as a result of the sale. In addition, the Partnership recognized a loss on early extinguishment of debt of approximately $159,000 during the year ended December 31, 2005 as a result of unamortized loan costs being written off, and prepayment penalties paid, which was included in income from discontinued operations for the year ended December 31, 2005. In accordance with SFAS No. 144, the results of the property’s operations of approximately $101,000 have been shown as income from discontinued operations for the three months ended March 31, 2005 including revenues of approximately $627,000.

On December 1, 2005, the Partnership sold Pickwick Place Apartments to a third party for net proceeds of approximately $13,085,000 after payment of closing costs. The Partnership used approximately $9,333,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership recognized a gain of approximately $9,659,000 during the year ended December 31, 2005 as a result of the sale. In addition, the Partnership recognized a loss on early extinguishment of debt of approximately $104,000 during the year ended December 31, 2005 as a result of unamortized loan costs being written off, and prepayment penalties paid, which was included in income from discontinued operations for the year ended December 31, 2005. In accordance with SFAS No. 144, the results of the property’s operations of approximately $25,000 have been shown as income from discontinued operations for the three months ended March 31, 2005 including revenues of approximately $557,000. In addition, the Partnership recognized a loss on sale of discontinued operations of approximately $58,000 during the three months ended March 31, 2006 as a result of an increase in the estimated costs related to the sale.

The Partnership recognized income from continuing operations of approximately $436,000 and $527,000 for the three months ended March 31, 2006 and 2005, respectively. The decrease in income from continuing operations is due to an increase in total expenses partially offset by an increase in total revenues.

Total revenues increased for the three months ended March 31, 2006 primarily due to an increase in rental income and, to a lesser extent, an increase in other income. Rental income increased due to an increase in occupancy at Hunters Glen Apartments V and VI and Twin Lake Towers Apartments, an increase in the average rental rates at all of the Partnership’s properties and due to reduced bad debt expense at Hunters Glen Apartments V. Other income increased primarily due to an increase in resident utility reimbursements at Twin Lake Towers Apartments and interest income as a result of higher cash and cash equivalent balances due to the sales of Chambers Ridge and Pickwick Place Apartments.

Total expenses increased for the three months ended March 31, 2006 due to increases in operating, depreciation and interest expenses partially offset by decreases in general and administrative expenses and property tax expenses. Operating expenses increased primarily due to increases in property and insurance expenses. Property expense increased primarily due to an increase in utility expenses at Twin Lake Towers Apartments and salaries and related benefits at Hunters Glen Apartments V and VI partially offset by a decrease in salaries and related benefits at Twin Lake Towers Apartments and administrative units at Hunters Glen Apartments IV. Insurance expense increased primarily due to an increase in hazard insurance premiums at Hunters Glen Apartments IV, V, and VI. Depreciation expense increased due to property improvements placed into service during the past twelve months at Hunters Glen Apartments IV, V, and VI.  Interest expense increased due to the Partnership obtaining second mortgages on Hunters Glen Apartments IV, V, and VI in December 2005. Property tax expense decreased primarily due to decreases in the property tax rates at Hunters Glen Apartments IV, V, and VI partially offset by an increased assessed value at Twin Lake Towers Apartments.

General and administrative expenses decreased for the three months ended March 31, 2006 due to a decrease in the costs of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement and the partner tax paid to the State of New Jersey partially offset by an increase in the costs associated with the annual audit required by the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and Partnership management fees earned by the Managing General Partner for executive and administrative management services.

Liquidity and Capital Resources

At March 31, 2006 the Partnership had cash and cash equivalents of approximately $2,409,000 compared to approximately $1,097,000 at March 31, 2005. Cash and cash equivalents decreased approximately $55,000 since December 31, 2005 due to approximately $661,000 and $263,000 of cash used in investing and financing activities, respectively, partially offset by approximately $869,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of principal payments on the mortgages encumbering the Partnership’s properties. The Partnership invests its working capital reserves in interest bearing accounts.

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

Hunters Glen Apartments IV

During the three months ended March 31, 2006, the Partnership completed approximately $145,000 of capital improvements at the property consisting primarily of floor covering replacements and washer and dryer installation in the apartment units. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital improvements will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Hunters Glen Apartments V

During the three months ended March 31, 2006, the Partnership completed approximately $201,000 of capital improvements at the property consisting primarily of floor covering replacements and washer and dryer installation in the apartment units.  These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital improvements will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Hunters Glen Apartments VI

During the three months ended March 31, 2006, the Partnership completed approximately $110,000 of capital improvements at the property consisting primarily of floor covering replacements and washer and dryer installation in the apartment units, heating and air conditioning unit upgrades and structural improvements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital improvements will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Twin Lake Towers Apartments

During the three months ended March 31, 2006, the Partnership completed approximately $47,000 of capital improvements at the property consisting primarily of floor covering replacements and heating upgrades. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital improvements will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Capital expenditures will be incurred only to the extent of cash available from operations and Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected, at least in the short term.

On December 1, 2005, the Partnership obtained second mortgages in the total principal amount of $19,500,000 on Hunters Glen Apartments IV, V, and VI.  The new second mortgages bear interest at a fixed interest rate of 5.63% and require monthly payments of principal and interest of approximately $112,000 in the aggregate beginning on January 1, 2006 until the loans mature December 1, 2015, with balloon payments of approximately $16,388,000 in the aggregate due at maturity.  Loan costs of approximately $400,000 that were paid in connection with the second mortgages were capitalized during the year ended December 31, 2005.

In connection with the new financing, the Partnership agreed to certain modifications on the existing mortgage loans encumbering Hunters Glen Apartments IV, V, and VI.  For Hunters Glen Apartments IV, the interest rate was modified to a fixed rate of 5.51%, and commencing January 1, 2006 through the loan’s maturity date of December 1, 2015 the loan requires monthly payments of principal and interest of approximately $64,000, with a balloon payment of approximately $9,028,000 due at maturity. For Hunters Glen Apartments V and Hunters Glen Apartments VI, the interest rate was modified to a fixed rate of approximately 7.39%, and commencing January 1, 2006 through the loans’ maturity dates of December 1, 2015, the loans require monthly payments of approximately $89,000 and $93,000, respectively, with balloon payments of approximately $10,906,000 and $11,352,000, respectively, due at maturity. The Partnership has the option of extending the maturity dates for one additional year, to December 1, 2016, during which period the mortgages would require monthly payments of principal and interest and would bear interest at a rate equal to the average of the one month LIBOR plus 250 basis points.  The previous terms for the first mortgage on Hunters Glen Apartments IV required monthly payments of approximately $86,000 with a stated fixed interest rate of 5.26% through its maturity of January 1, 2022, at which time the loan was scheduled to be fully amortized. The previous terms for the first mortgages on Hunters Glen Apartments V and Hunters Glen Apartments VI required monthly payments of approximately $112,000 and $117,000, respectively, with a stated fixed interest rate of 7.14% through maturity of January 1, 2022, at which time the loans were scheduled to be fully amortized.

On April 29, 2005, the Partnership refinanced the mortgage encumbering Pickwick Place Apartments. The refinancing replaced the existing mortgage of approximately $5,775,000 with a new mortgage in the amount of approximately $9,431,000. Total capitalized loan costs were approximately $90,000. The Partnership recognized a loss on early extinguishment of debt of approximately $2,000 due to loan costs being written off, and was included in income from discontinued operations during the year ended December 31, 2005.

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

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The Partnership's mortgage indebtedness encumbering Hunter's Glen IV, V and VI Apartments of approximately $56,802,000 matures in December 2015 with a one year extension option and balloon payments of approximately $47,674,000 due at maturity. The mortgage indebtedness encumbering Twin Lake Towers Apartments of approximately $10,955,000 matures in July 2013, at which time a balloon payment totaling approximately $7,385,000 will be due. The Managing General Partner will attempt to refinance the mortgages on Hunters Glen Apartments IV, V, VI, and Twin Lake Towers Apartments and/or sell the properties prior to the maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing the properties through foreclosure.

The Partnership distributed the following amounts during the three months ended March 31, 2006 and 2005 (in thousands except per unit data):

	Three Months	Per Limited	Three Months	Per Limited
	Ended	Partnership	Ended	Partnership
	March 31, 2006	Unit	March 31, 2005	Unit

Operations	$ --	$ --	$ 612	$ 13.55

Future cash distributions will depend on the levels of cash generated from operations, and the timing of debt maturities, property sales and/or refinancings. The Partnership’s cash available for distribution is reviewed on a monthly basis. Subsequent to March 31, 2006, the Partnership paid a distribution of approximately $950,000. The distribution to the limited partners was approximately $941,000 or $21.03 per limited partnership unit. There can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit additional  distributions to its partners during 2006.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 33,292 limited partnership units (the "Units") in the Partnership representing 74.45% of the outstanding Units at March 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 74.45% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector.  The parties and Objector submitted one final round of briefing to the Court and the matter has been submitted for the Court’s decision.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. Although 1,049 individuals opted-in to the class the defendants will be challenging the eligibility and timeliness of some. Defendants will have the opportunity to move to decertify the collective action with briefing that commences in August.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, while discovery in the Maryland case proceeds. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

Date: May 12, 2006

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

10.24

Multifamily Note dated June 26, 2003, between AIMCO Twin Lake   Towers L. P., a Delaware limited partnership, and Keycorp Real Estate Capital Markets, Inc., an Ohio corporation related to Twin Lake Towers Apartments filed with the Registrant's Form 10-QSB for the quarter ended June 30, 2003 and incorporated herein by reference.

10.25

Multifamily Note dated June 30, 2003, between Hunters Glen AP XII Limited Partnership, a South Carolina limited partnership, and GMAC Commercial Mortgage Bank, a Utah corporation related to Hunters Glen IV Apartments filed with the Registrant's Form 10-QSB for the quarter ended June 30, 2003 and incorporated herein by reference.

10.26

Purchase and Sale Contract between APXII Associates Limited Partnership, a South Carolina limited partnership, as Seller, and Elon Group, Ltd., a Pennsylvania corporation, as Purchaser, effective February 2, 2005 and filed with the Registrant’s Form  8-K on February 8, 2005.

10.27

First Amendment to Purchase and Sale Contract between APXII Associates Limited Partnership, a South Carolina limited partnership, as Seller, and Elon Group, Ltd., a Pennsylvania corporation, as Purchaser, effective March 4, 2005 and filed with the Registrant’s Form 8-K on May 2, 2005 and incorporated herein by reference.

10.28

Second Amendment to Purchase and Sale Contract between APXII Associates Limited Partnership, a South Carolina limited partnership, as Seller, and Elon Group, Ltd., a Pennsylvania corporation, as Purchaser, effective March 11, 2005 and filed with the Registrant’s Form 8-K on May 2, 2005 and incorporated herein by reference.

10.29

Multifamily Note dated April 29, 2005 between Pickwick Place AP XII, L.P., a South Carolina limited partnership and GMAC Commercial Mortgage Corporation and filed with the Registrant’s Form 8-K on May 5, 2005 and incorporated herein by reference.

10.30

Multifamily Mortgage, Assignment of Rents and Security Agreement dated April 29, 2005 between Pickwick Place AP XII, L.P. and GMAC Mortgage Corporation and filed with the Registrant’s Form 8-K on May 5, 2005 and incorporated herein by reference.

ANGELES PARTNERS XII

EXHIBIT INDEX - CONTINUED

10.31

Assignment of Security Instrument dated April 29, 2005, between GMAC Commercial Mortgage Corporation and Fannie Mae and filed with the Registrant’s Form 8-K on May 5, 2005 and incorporated herein by reference.

10.32

Guaranty dated April 29, 2005 by AIMCO Properties, L.P., for the benefit of GMAC Commercial Mortgage Corporation and filed with the Registrant’s Form 8-K on May 5, 2005 and incorporated herein by reference.

10.33

Purchase and Sale Contract between Pickwick Place AP XII Limited Partnership and Prime Quest Management, LLC dated August 16, 2005 and filed March 28, 2006 with the Registrant’s Form 10-QSB dated March 28, 2006 and incorporated herein by reference.

10.34

First Amendment to Purchase and Sale Contract between Pickwick Place AP XII Limited Partnership and Prime Quest Management, LLC dated September 16, 2005 and filed March 28, 2006 with the Registrant’s Form 10-QSB dated March 28, 2006 and incorporated herein by reference.

10.35

Reinstatement and Second Amendment to the Purchase and Sale Contract between Pickwick Place AP XII Limited Partnership and Prime Quest Management, LLC dated October 11, 2005 and filed March 28, 2006 with the Registrant’s Form 10-QSB dated March 28, 2006 and incorporated herein by reference.

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

ANGELES PARTNERS XII

EXHIBIT INDEX - CONTINUED

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

Date:  May 12, 2006

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

Date:  May 12, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Angeles Realty Corporation II, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Angeles Partners XII (the "Partnership"), for the quarterly period ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: May 12, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: May 12, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.