Form 10QSB
period 2006-06-30
ANGELES PARTNERS XII
filed 2006-08-14
CIK 720392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

ANGELES PARTNERS XII

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

June 30, 2006

Assets
Cash and cash equivalents		$ 1,002
Receivables and deposits		652
Other assets		2,418
Investment properties:
Land	$ 6,468
Buildings and related personal property	65,223
	71,691
Less accumulated depreciation	(56,758)	14,933
		$ 19,005

Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 359
Tenant security deposit liabilities		432
Accrued property taxes		347
Other liabilities		621
Mortgage notes payable		67,511

Partners' Deficit
General partners	$ (220)
Limited partners (44,718 units issued and
outstanding)	(50,045)	(50,265)
		$ 19,005

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS XII

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		(Restated)		(Restated)
Revenues:
Rental income	$ 3,356	$ 3,182	$ 6,726	$ 6,347
Other income	390	369	735	679
Total revenues	3,746	3,551	7,461	7,026

Expenses:
Operating	1,368	1,011	2,581	2,123
General and administrative	112	138	223	271
Depreciation	496	399	989	855
Interest	1,110	775	2,197	1,568
Property taxes	328	266	703	719
Total expenses	3,414	2,589	6,693	5,536
Income from continuing operations	332	962	768	1,490
(Loss) income from discontinued operations
(Note A)	--	(120)	--	5
Gain (loss) on sale of discontinued
operations (Note C)	--	11,083	(58)	11,083
Net income	$ 332	$11,925	$ 710	$12,578

Net income allocated to general
partners	$ 3	$ 144	$ 7	$ 151
Net income allocated to limited
partners	329	11,781	703	12,427

	$ 332	$11,925	$ 710	$12,578
Per limited partnership unit:
Income from continuing operations	7.36	21.31	17.00	32.99
(Loss) income from discontinued operations	--	(2.66)	--	.11
Gain (loss) on sale of discontinued
operations	--	244.80	(1.28)	244.80
Net income per limited partnership unit	$ 7.36	$263.45	$ 15.72	$277.90

Distributions per limited partnership
unit	$ 28.56	$189.97	$ 28.56	$203.52

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS XII

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	44,773	$ 1	$ 44,773	$ 44,774

Partners' deficit at
December 31, 2005	44,718	$ (215)	$(49,471)	$(49,686)

Distributions to partners	--	(12)	(1,277)	(1,289)

Net income for the six months
ended June 30, 2006	--	7	703	710

Partners' deficit at
June 30, 2006	44,718	$ (220)	$(50,045)	$(50,265)

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS XII

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net income	$ 710	$ 12,578
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	989	1,078
Amortization of loan costs	99	87
Loss (gain) on sale of discontinued operations	58	(11,083)
Loss on early extinguishment of debt	--	161
Bad debt	38	62
Change in accounts:
Receivables and deposits	9	29
Other assets	(353)	(176)
Accounts payable	157	(204)
Tenant security deposit liabilities	(1)	(46)
Accrued property taxes	13	17
Due to affiliates	(16)	(373)
Other liabilities	(16)	(206)
Net cash provided by operating activities	1,687	1,924

Cash flows from investing activities:
Property improvements and replacements	(1,351)	(1,159)
Net receipts from restricted escrows	--	36
Proceeds from the sale of discontinued operation	--	14,076

Net cash (used in) provided by investing activities	(1,351)	12,953

Cash flows from financing activities:
Payments on mortgage notes payable	(509)	(984)
Repayment of mortgage notes payable	--	(13,782)
Proceeds from mortgage notes payable	--	9,431
Distributions to partners	(1,289)	(9,193)
Loan costs paid	--	(79)
Prepayment penalty paid	--	(27)
Net cash used in financing activities	(1,798)	(14,634)

Net (decrease) increase in cash and cash equivalents	(1,462)	243
Cash and cash equivalents at beginning of period	2,464	1,804

Cash and cash equivalents at end of period	$ 1,002	$ 2,047

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 2,100	$ 1,935
Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts
payable	$ 99	$ 225

At December 31, 2005 and 2004, accounts payable included approximately $191,000 and $88,000 for property improvements and replacements, which are included in property improvements and replacements for the six months ended June 30, 2006 and 2005, respectively.

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS XII

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Partners XII (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of Angeles Realty Corporation II (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended June 30, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the consolidated statements of operations for the three and six months ended June 30, 2005 have been restated to reflect the operations of Pickwick Place Apartments as (loss) income from discontinued operations as of January 1, 2005 due to the sale of the investment property on December 1, 2005. The consolidated statements of operations for the three and six months ended June 30, 2005 also reflects the operations of Chambers Ridge Apartments as (loss) income from discontinued operations due to the investment property being sold on April 26, 2005 (see Note C).

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $369,000 and $449,000 for the six months ended June 30, 2006 and 2005, respectively, which is included in operating expenses and (loss) income from discontinued operations.

The Partnership Agreement provides for a fee equal to 7.5% of "net cash flow from operations", as defined in the Partnership Agreement to be paid to the Managing General Partner for executive and administrative management services. One half of this fee is to be accrued and not paid unless the limited partners have received distributions equal to a 5% cumulative annual return on their adjusted capital investment as defined in the Partnership Agreement or there are proceeds from the sale of a property. No fee was accrued for the six months ended June 30, 2006 and 2005. Due to the sale of Pickwick Place Apartments, the accrued fee balance of approximately $16,000 from December 31, 2005 was paid during the six months ended June 30, 2006.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $218,000 and $257,000 for the six months ended June 30, 2006 and 2005, respectively, which is included in general and administrative expenses, investment properties and gain (loss) on sale of discontinued operations.  The portion of these reimbursements included in investment properties and gain (loss) on sale of discontinued operations for the six months ended June 30, 2006 and 2005 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $101,000 and $84,000, respectively.

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

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2006, the Partnership was charged by AIMCO and its affiliates approximately $469,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2006 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $209,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2005.

Note C – Sale of Investment Properties

On April 26, 2005, the Partnership sold Chambers Ridge Apartments to a third party for net proceeds of approximately $14,076,000 after payment of closing costs. The Partnership used approximately $8,007,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership recognized a gain of approximately $11,147,000 during the year ended December 31, 2005 as a result of the sale. In addition, the Partnership recognized a loss on early extinguishment of debt of approximately $159,000 during the year ended December 31, 2005 as a result of unamortized loan costs being written off, and prepayment penalties paid, which was included in income from discontinued operations for the year ended December 31, 2005. In accordance with SFAS No. 144, the results of the property’s operations, loss of approximately $204,000 and $103,000 have been shown as loss from discontinued operations for the three and six months ended June 30, 2005, including revenues of approximately $140,000 and $767,000, respectively.

On December 1, 2005, the Partnership sold Pickwick Place Apartments to a third party for net proceeds of approximately $13,085,000 after payment of closing costs.   The Partnership used approximately $9,333,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership recognized a gain of approximately $9,659,000 during the year ended December 31, 2005 as a result of the sale. In addition, the Partnership recognized a loss on early extinguishment of debt of approximately $104,000 during the year ended December 31, 2005 as a result of unamortized loan costs being written off, and prepayment penalties paid, which was included in income from discontinued operations for the year ended December 31, 2005. In addition, the Partnership recognized a loss on sale of discontinued operations of approximately $58,000 during the six months ended June 30, 2006 as a result of an increase in the estimated costs related to the sale. In accordance with SFAS No. 144, the results of the property’s operations, income of approximately $84,000 and $108,000 have been shown as income from discontinued operations for the three and six months ended June 30, 2005, respectively, including revenues of approximately $594,000 and $1,150,000.

Note D – Refinancing of Mortgage Note Payable

On April 29, 2005, the Partnership refinanced the mortgage encumbering Pickwick Place Apartments. The refinancing replaced the existing mortgage of approximately $5,775,000 with a new mortgage in the amount of approximately $9,431,000. Total capitalized loan costs were approximately $90,000. The Partnership recognized a loss on early extinguishment of debt of approximately $2,000 due to loan costs being written off, and was included in income from discontinued operations during the six months ended June 30, 2005.

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

Note E – Contingencies

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.   On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.

The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants are moving to decertify the collective action on both issues in briefs to be filed by August 15, 2006.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, and the defendants have moved to stay the Maryland case as well. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2006 and 2005:

	Average Occupancy
Property	2006	2005

Hunters Glen Apartments – IV	95%	95%
Plainsboro, New Jersey
Hunters Glen Apartments – V	96%	94%
Plainsboro, New Jersey
Hunters Glen Apartments - VI (1)	95%	92%
Plainsboro, New Jersey
Twin Lake Towers Apartments (2)	98%	93%
Westmont, Illinois

(1)

The Managing General Partner attributes the increase in occupancy at Hunters Glen Apartments VI to improved market conditions and increased marketing efforts.

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

Results from Operations

The Partnership recognized net income of approximately $332,000 and $710,000 for the three and six months ended June 30, 2006, respectively compared to net income of $11,925,000 and $12,578,000 for the three and six months ended June 30, 2005, respectively. The decrease in net income for both the three and six months ended June 30, 2006 is largely due to the gain on sale of discontinued operations recognized during the three and six months ended June 30, 2005 (as discussed below) and to a lesser extent, an increase in total expenses partially offset by an increase in total revenues and a decrease in loss from discontinued operations.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the consolidated statements of operations for the three and six months ended June 30, 2005 have been restated to reflect the operations of Pickwick Place Apartments as (loss) income from discontinued operations as of January 1, 2005 due to the sale of the investment property on December 1, 2005. The consolidated statements of operations for the three and six months ended June 30, 2005 also reflects the operations of Chambers Ridge Apartments as (loss) income from discontinued operations due to the investment property being sold on April 26, 2005.

On April 26, 2005, the Partnership sold Chambers Ridge Apartments to a third party for net proceeds of approximately $14,076,000 after payment of closing costs. The Partnership used approximately $8,007,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership recognized a gain of approximately $11,147,000 during the year ended December 31, 2005 as a result of the sale. In addition, the Partnership recognized a loss on early extinguishment of debt of approximately $159,000 during the year ended December 31, 2005 as a result of unamortized loan costs being written off, and prepayment penalties paid, which was included in income from discontinued operations for the year ended December 31, 2005. In accordance with SFAS No. 144, the results of the property’s operations, loss of approximately $204,000 and $103,000 have been shown as loss from discontinued operations for the three and six months ended June 30, 2005, including revenues of approximately $140,000 and $767,000, respectively.

On December 1, 2005, the Partnership sold Pickwick Place Apartments to a third party for net proceeds of approximately $13,085,000 after payment of closing costs. The Partnership used approximately $9,333,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership recognized a gain of approximately $9,659,000 during the year ended December 31, 2005 as a result of the sale. In addition, the Partnership recognized a loss on early extinguishment of debt of approximately $104,000 during the year ended December 31, 2005 as a result of unamortized loan costs being written off, and prepayment penalties paid, which was included in income from discontinued operations for the year ended December 31, 2005. In addition, the Partnership recognized a loss on sale of discontinued operations of approximately $58,000 during the six months ended June 30, 2006 as a result of an increase in the estimated costs related to the sale. In accordance with SFAS No. 144, the results of the property’s operations, income of approximately $84,000 and $108,000 have been shown as income from discontinued operations for the three and six months ended June 30, 2005, respectively, including revenues of approximately $594,000 and $1,150,000.

The Partnership recognized income from continuing operations of approximately $332,000 and $768,000 during the three and six months ended June 30, 2006 compared to income from continuing operations of approximately $962,000 and $1,490,000 for the three and six months ended June 30, 2005. The decrease in income from continuing operations for both the three and six months ended June 30, 2006 is due to an increase in total expenses partially offset by an increase in total revenues.

Total revenues increased for the three and six months ended June 30, 2006 primarily due to an increase in rental income and, to a lesser extent, an increase in other income. For the three months ended June 30, 2006, rental income increased due to an increase in the average rental rate at each of the Partnership’s properties. For the six months ended June 30, 2006, rental income increased due to an increase in occupancy at Hunters Glen Apartments V and VI and Twin Lake Towers Apartments, an increase in the average rental rate at all of the Partnership’s properties and a reduction in bad debt expense at Hunters Glen Apartments V and VI. Other income increased for both the three and six months ended June 30, 2006 primarily due to an increase in interest income as a result of higher cash balances due to the sales of Chambers Ridge and Pickwick Place Apartments and to a lesser extent due to an increase in utility reimbursement at Twin Lake Towers Apartments.

Total expenses increased for the three and six months ended June 30, 2006 due to increases in operating, depreciation and interest expenses partially offset by a decrease in general and administrative expenses. Additionally, property tax expense increased for the three months ended June 30, 2006. For both periods, operating expenses increased primarily due to increases in property, administrative, and insurance expenses. Property expense increased primarily due to an increase in utility expenses at Twin Lake Towers Apartments and salaries and related benefits at Hunters Glen Apartments V and VI partially offset by a decrease in salaries and related benefits at Twin Lake Towers Apartments. Administrative expense increased due to the recording of a liability during the three months ended June 30, 2006 relating to forfeiture of unclaimed property pursuant to applicable state and local laws.  Based on inquiries from state officials, affiliates of the Managing General Partner have reviewed the Partnership’s historic forfeiture of unclaimed property pursuant to applicable state and local laws and, as a result, the Partnership has recorded an estimate of amounts that may be due. Insurance expense increased primarily due to an increase in hazard insurance premiums at Hunters Glen Apartments IV and V. Depreciation expense increased due to property improvements placed into service during the past twelve months at Hunters Glen Apartments IV, V, VI, and Twin Lakes Towers Apartments.  Interest expense increased due to the Partnership obtaining second mortgages on Hunters Glen Apartments IV, V, and VI in December 2005. Property tax expense increased for the three months ended June 30, 2006 primarily due to a settlement of an appeal of the property tax rates at Hunters Glen IV and VI Apartments during the second quarter of 2005 and an increase in the assessed value at Twin Lake Towers Apartments.

General and administrative expenses decreased for the three and six months ended June 30, 2006 due to a decrease in the costs of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement and the partner tax paid to the State of New Jersey partially offset by an increase in the costs associated with the annual audit required by the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and Partnership management fees earned by the Managing General Partner for executive and administrative management services.

Liquidity and Capital Resources

At June 30, 2006 the Partnership had cash and cash equivalents of approximately $1,002,000 compared to approximately $2,047,000 at June 30, 2005. Cash and cash equivalents decreased approximately $1,462,000 since December 31, 2005 due to approximately $1,351,000 and $1,798,000 of cash used in investing and financing activities, respectively, partially offset by approximately $1,687,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of principal payments on the mortgages encumbering the Partnership’s properties and distributions to partners. The Partnership invests its working capital reserves in interest bearing accounts.

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

Hunters Glen Apartments IV

During the six months ended June 30, 2006, the Partnership completed approximately $284,000 of capital improvements at the property consisting primarily of pool improvements, floor covering replacements and washer and dryer installation in the apartment units. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital improvements will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Hunters Glen Apartments V

During the six months ended June 30, 2006, the Partnership completed approximately $365,000 of capital improvements at the property consisting primarily of floor covering replacements and washer and dryer installation in the apartment units.  These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital improvements will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Hunters Glen Apartments VI

During the six months ended June 30, 2006, the Partnership completed approximately $439,000 of capital improvements at the property consisting primarily of floor covering replacements and washer and dryer installation in the apartment units, heating and air conditioning unit upgrades and structural improvements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital improvements will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Twin Lake Towers Apartments

During the six months ended June 30, 2006, the Partnership completed approximately $171,000 of capital improvements at the property consisting primarily of floor covering replacements and heating upgrades. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital improvements will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

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

On April 29, 2005, the Partnership refinanced the mortgage encumbering Pickwick Place Apartments. The refinancing replaced the existing mortgage of approximately $5,775,000 with a new mortgage in the amount of approximately $9,431,000. Total capitalized loan costs were approximately $90,000. The Partnership recognized a loss on early extinguishment of debt of approximately $2,000 due to loan costs being written off, and was included in income from discontinued operations during the six months ended June 30, 2005.

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

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The Partnership's mortgage indebtedness encumbering Hunter's Glen IV, V and VI Apartments of approximately $56,660,000 matures in December 2015 with a one year extension option and balloon payments of approximately $47,674,000 due at maturity. The mortgage indebtedness encumbering Twin Lake Towers Apartments of approximately $10,851,000 matures in July 2013, at which time a balloon payment totaling approximately $7,385,000 will be due. The Managing General Partner will attempt to refinance the mortgages on Hunters Glen Apartments IV, V, VI, and Twin Lake Towers Apartments and/or sell the properties prior to the maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing the properties through foreclosure.

The Partnership distributed the following amounts during the six months ended June 30, 2006 and 2005 (in thousands, except per unit data):

	Six Months		Six Months
	Ended	Per Limited	Ended	Per Limited
	June 30,	Partnership	June 30,	Partnership
	2006	Unit	2005	Unit

Operations	$ --	$ --	$ 612	$ 13.55
Sale (1)	--	--	5,041	111.59
Refinancing (2)	--	--	3,540	78.38
Financing (3)	1,289	28.56	--	--
Total	$ 1,289	$ 28.56	$ 9,193	$ 203.52

1) From the April 2005 sale of Chambers Ridge Apartments.

2) From the April 2005 refinancing of Pickwick Place Apartments.

3) From the December 2005 financings on Hunters Glen IV, V, and VI Apartments.

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 33,292 limited partnership units (the "Units") in the Partnership representing 74.45% of the outstanding Units at June 30, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 74.45% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.

The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants are moving to decertify the collective action on both issues in briefs to be filed by August 15, 2006.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, and the defendants have moved to stay the Maryland case as well. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

Item 5.

Other Information

None.

Item 6.

Exhibits

See Exhibit Index Attached.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANGELES PARTNERS XII
(A California Limited Partnership)

By: Angeles Realty Corporation II
Managing General Partner

Date: August 12, 2006	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 12, 2006	By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

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

Date:  August 12, 2006

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

Date:  August 12, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Angeles Realty Corporation II, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Angeles Partners XII (the "Partnership"), for the quarterly period ended June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: August 12, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: August 12, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.