Form 10KSB
period 2006-12-31
ANGELES PARTNERS XII
filed 2007-03-23
CIK 720392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-KSB

 (Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes []  No[X]

State issuer's revenues for its most recent fiscal year.  $15,063,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2006.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

PART I

Item 1.

Description of Business

Angeles Partners XII (the "Partnership" or "Registrant") is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act pursuant to the amended Certificate and Agreement of Limited Partnership (herein referred to as the "Agreement") dated May 26, 1983.  The Partnership's managing general partner is Angeles Realty Corporation II ("ARC II" or the "Managing General Partner"), a California corporation. The Managing General Partner is a wholly-owned subsidiary of Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust.  The Elliott Accommodation Trust and the Elliott Family Partnership, a California limited partnership, were the Non-Managing General Partners.  Effective December 31, 1997, the Elliott Family Partnership, Ltd. acquired the Elliott Accommodation Trust's general partner interest in the Partnership. On June 30, 2000, Elliott Family Partnership sold its remaining interest to AIMCO Properties, LP, a wholly owned subsidiary of AIMCO. The Managing General Partner and the Non-Managing General Partner are herein referred to collectively as the "General Partners". The Partnership Agreement provides that the Partnership is to terminate on December 31, 2035, unless terminated prior to such date.

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

The Partnership is engaged in the business of operating and holding real estate properties for investment. In 1984 and 1985 during its acquisition phase, the Partnership acquired ten existing apartment properties and one existing commercial property. In 1990, the Partnership lost one of its apartment properties to foreclosure. During 1991, the Partnership acquired a 44.5% general partnership interest in a joint venture, Princeton Meadows Golf Course Joint Venture ("Joint Venture"), partnering with two affiliated partnerships. In 1999, the Partnership sold its only commercial property, one of its apartment properties and the Joint Venture sold its only investment property, Princeton Meadows Golf Course. In May 2001, the Partnership sold two of its apartment properties. In April and December 2005, the Partnership sold two of its six remaining apartment properties. As of December 31, 2006, the Partnership continues to own and operate four apartment complexes. (see "Item 2. Description of Properties").

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

Item 2.

Description of Property

The following table sets forth the Partnership's investments in properties as of December 31, 2006:

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

On December 1, 2005, the Partnership sold Pickwick Place Apartments to a third party for net proceeds of approximately $13,085,000 after payment of closing costs.   The Partnership used approximately $9,333,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership recognized a gain of approximately $9,659,000 during the year ended December 31, 2005 as a result of the sale. In addition, the Partnership recognized a loss on early extinguishment of debt of approximately $104,000 during the year ended December 31, 2005 as a result of unamortized loan costs being written off, and prepayment penalties paid, which was included in income from discontinued operations for the year ended December 31, 2005. In addition, the Partnership recognized a loss on sale of discontinued operations of approximately $58,000 during the year ended December 31, 2006 as a result of an increase in the estimated costs related to the sale.

Schedule of Properties

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and federal tax basis.

	Gross			Method
	Carrying	Accumulated	Depreciable	of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)

Hunters Glen Apts-IV	$14,990	11,518	5-40 yrs	Straight line	$ 4,003
Hunters Glen Apts-V	17,261	13,270	5-40 yrs	Straight line	4,499
Hunters Glen Apts-VI	18,891	14,467	5-40 yrs	Straight line	4,483
Twin Lake Towers Apts	21,633	18,520	5-40 yrs	Straight line	3,919

	$72,775	$57,775			$16,904

See "Note A – Organization and Summary of Significant Accounting Policies" of the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

	Principal				Principal
	Balance At				Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2006	Rate (1)	Amortized	Date (2)	Maturity
	(in thousands)				(in thousands)

Hunters Glen Apts IV
1st mortgage	$11,053	5.51%	30 yrs	12/2015	$ 9,374
2nd mortgage	5,432	5.63%	30 yrs	12/2015	4,622
Hunters Glen Apts V
1st mortgage	12,769	7.39%	30 yrs	12/2015	11,357
2nd mortgage	6,775	5.63%	30 yrs	12/2015	5,765
Hunters Glen Apts VI
1st mortgage	13,284	7.39%	30 yrs	12/2015	11,821
2nd mortgage	7,052	5.63%	30 yrs	12/2015	6,001
Twin Lake Towers Apts
1st mortgage	10,638	4.54%	20 yrs	07/2013	7,385
	$67,003				$56,325

 (1)

Fixed rate mortgages.

 (2)

See "Item 7. Financial Statements - Note B – Mortgage Notes Payable" for information with respect to the Registrant's ability to prepay these loans and more specific details as to the terms of the loans.

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

In connection with the new financing, the Partnership agreed to certain modifications on the existing mortgage loans encumbering Hunters Glen Apartments IV, V, and VI.  For Hunters Glen Apartments IV, the interest rate was modified to a fixed rate of 5.51%, and commencing January 1, 2006 through the loan’s maturity date of December 1, 2015 the loan requires monthly payments of principal and interest of approximately $64,000, with a balloon payment of approximately $9,374,000 due at maturity. For Hunters Glen Apartments V and Hunters Glen Apartments VI, the interest rate was modified to a fixed rate of approximately 7.39%, and commencing January 1, 2006 through the loans’ maturity dates of December 1, 2015, the loans require monthly payments of approximately $89,000 and $93,000, respectively, with balloon payments of approximately $11,357,000 and $11,821,0000, respectively, due at maturity. The Partnership has the option of extending the maturity dates for one additional year, to December 1, 2016, during which period the mortgages would require monthly payments of principal and interest and would bear interest at a rate equal to the average of the one month LIBOR plus 250 basis points.  The previous terms for the first mortgage on Hunters Glen Apartments IV required monthly payments of approximately $86,000 with a stated fixed interest rate of 5.26% through its maturity of January 1, 2022, at which time the loan was scheduled to be fully amortized. The previous terms for the first mortgages on Hunters Glen Apartments V and Hunters Glen Apartments VI required monthly payments of approximately $112,000 and $117,000, respectively, with a stated fixed interest rate of 7.14% through maturity of January 1, 2022, at which time the loans were scheduled to be fully amortized.

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

The April 29, 2005 refinancing of Pickwick Place Apartments was under a credit facility ("Permanent Credit Facility") which also provided for the refinancing of several other properties. The Permanent Credit Facility created separate loans for each property refinanced thereunder, which loans were not cross-collateralized or cross-defaulted with each other. The Permanent Credit Facility matures in September 2007.  Each note under this Permanent Credit Facility was initially a variable rate loan. The interest rate on the variable rate loans was the Fannie Mae discounted mortgage-backed security index plus 85 to 105 basis points depending on certain performance criteria and the rate reset monthly. Each loan automatically renewed at the end of each month. In addition, monthly principal payments were required based on a 30-year amortization schedule, using the interest rate in effect during the first month that the property was financed by the Permanent Credit Facility. The loans could be prepaid without penalty. The Partnership sold Pickwick Place Apartments to a third party on December 1, 2005 and repaid the mortgage encumbering the property.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2006 and 2005 for each property were as follows:

	Average Annual		Average Annual
	Rental Rates		Occupancy
	(per unit)
Property	2006	2005	2006	2005

Hunters Glen Apartments – IV	11,986	11,527	95%	96%
Hunters Glen Apartments – V	11,809	11,376	96%	95%
Hunters Glen Apartments – VI	11,726	11,190	95%	94%
Twin Lake Towers Apartments	9,451	9,042	98%	96%

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other residential apartment complexes in the area. The Managing General Partner believes that all of the properties are adequately insured. The residential properties are apartment complexes which lease units for terms of one year or less.  As of December 31, 2006, no residential  tenant leases 10% or more of the available rental space. All of the properties are in good physical condition subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rates

Real estate taxes and rates in 2006 for each property were:

	2006	2006
	Billing	Rate
	(in thousands)

Hunters Glen Apartments-IV	$ 319	2.049%
Hunters Glen Apartments-V	368	2.049%
Hunters Glen Apartments-VI	397	2.049%
Twin Lake Towers Apartments	329	5.108%

Capital Improvements

Hunters Glen Apartments IV

During the year ended December 31, 2006, the Partnership completed approximately $604,000 of capital improvements at the property consisting primarily of floor covering replacements, washer and dryer installation and water heater replacements in the apartment units and sewer and swimming pool improvements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital improvements will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Hunters Glen Apartments V

During the year ended December 31, 2006, the Partnership completed approximately $628,000 of capital improvements at the property consisting primarily of floor covering replacements, washer and dryer installation and resurfacing of kitchen and bath room sinks and fixtures in the apartment units and water heater replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital improvements will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Hunters Glen Apartments VI

During the year ended December 31, 2006, the Partnership completed approximately $828,000 of capital improvements at the property consisting primarily of floor covering replacements, installation of washers and dryers in the apartment units, heating and air conditioning units upgrades, structural improvements, and water heater replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital improvements will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Twin Lake Towers Apartments

During the year ended December 31, 2006, the Partnership completed approximately $283,000 of capital improvements at the property consisting primarily of floor covering replacements and HVAC and heating upgrades. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital improvements will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.   On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On September 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006.  On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief.  The Partnership and its affiliates, as well as counsel of the Settlement Class, have not yet filed their briefs in response.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and that issue is now fully briefed. The defendants anticipate that the Court will soon set oral argument on the defendants’ decertification motion.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

Item 4.

Submission of Matters to a Vote of Security Holders

The unitholders of the Partnership did not vote on any matter through the solicitation of proxies or otherwise during the quarter ended December 31, 2006.

PART II

Item 5.

Market for the Partnership's Common Equity and Related Security Holder Matters

The Partnership, a publicly-held limited partnership, sold 44,773 Limited Partnership Units during its offering period through February 13, 1985.  As of December 31, 2006, the Partnership had 1,117 Limited Partners of record and 44,718 Limited Partnership Units (the "Units") outstanding. As of December 31, 2006, affiliates of the Managing General Partner owned 33,388 limited partnership units or 74.66% of the outstanding Units.  No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2006 and 2005 (in thousands, except per unit data):

	Year Ended	Per Limited	Year Ended	Per Limited
	December 31,	Partnership	December 31,	Partnership
	2006	Unit	2005	Unit

Operations	$ 696	$ 15.41	$ 612	$ 13.55
Sales (1)	--	--	10,017	221.74
Financings (2)	1,328	29.43	17,805	394.17
Refinancings (3)	--	--	3,539	78.38
Total	$ 2,024	$ 44.84	$ 31,973	$707.84

(1)

From the April 2005 sale of Chambers Ridge Apartments, and the December 2005 sale of Pickwick Place Apartments.

(2)

From the December 2005 financings on Hunters Glen IV, V and VI Apartments.

(3)

From the April 2005 refinancing of Pickwick Place Apartments

Future cash distributions will depend on the levels of cash generated from operations, and the timing of debt maturities, property sales and/or refinancings. The Partnership’s cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any distributions to its partners during 2007.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 33,388 Units in the Partnership representing 74.66% of the outstanding Units at December 31, 2006.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 74.66% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Results of Operations

The Partnership recognized net income of approximately $1,448,000 and $23,860,000 for the years ended December 31, 2006 and 2005, respectively. The decrease in net income for the year ended December 31, 2006 is largely due to the gains on sale of discontinued operations recognized during the year ended December 31, 2005 (as discussed below) and to a lesser extent, an increase in total expenses and a decrease in income from discontinued operations partially offset by an increase in total revenues.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the consolidated statement of operations for the year ended December 31, 2005 reflects the operations of Pickwick Place and Chambers Ridge Apartments as income from discontinued operations due to the sales of the investment properties on December 1, 2005 and April 26, 2005, respectively.

On April 26, 2005, the Partnership sold Chambers Ridge Apartments to a third party for net proceeds of approximately $14,076,000 after payment of closing costs. The Partnership used approximately $8,007,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership recognized a gain of approximately $11,147,000 during the year ended December 31, 2005 as a result of the sale. In addition, the Partnership recognized a loss on early extinguishment of debt of approximately $159,000 during the year ended December 31, 2005 as a result of unamortized loan costs being written off, and prepayment penalties paid, which was included in income from discontinued operations for the year ended December 31, 2005. Also included in income from discontinued operations for the year ended December 31, 2005 are the results of the property’s operations, income of approximately $56,000, including revenues of approximately $767,000.

On December 1, 2005, the Partnership sold Pickwick Place Apartments to a third party for net proceeds of approximately $13,085,000 after payment of closing costs.   The Partnership used approximately $9,333,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership recognized a gain of approximately $9,659,000 during the year ended December 31, 2005 as a result of the sale. In addition, the Partnership recognized a loss on early extinguishment of debt of approximately $104,000 during the year ended December 31, 2005 as a result of unamortized loan costs being written off, and prepayment penalties paid, which was included in income from discontinued operations for the year ended December 31, 2005. In addition, the Partnership recognized a loss on sale of discontinued operations of approximately $58,000 during the year ended December 31, 2006 as a result of an increase in the estimated costs related to the sale.  Also included in income from discontinued operations for the year ended December 31, 2005 are the results of the property’s operations, income of approximately $261,000, including revenues of approximately $2,155,000.

The Partnership recognized income from continuing operations of approximately $1,506,000 and $3,000,000 during the years ended December 31, 2006 and 2005, respectively. The decrease in income from continuing operations is due to an increase in total expenses partially offset by an increase in total revenues.

Total revenues increased for the year ended December 31, 2006 due to an increase in rental income, and to a lesser extent, an increase in other income. For the year ended December 31, 2006 rental income increased due to an increase in occupancy at Hunters Glen Apartments V and VI and Twin Lake Towers Apartments, an increase in the average rental rate at all of the Partnership’s properties and a reduction in bad debt expense at Twin Lake Towers Apartments partially offset by a decrease in occupancy at Hunters Glen Apartments IV. Other income increased for the year ended December 31, 2006 primarily due to an increase in interest income as a result of higher average cash balances and an increase in tenant utility reimbursements at Twin Lake Towers Apartments.

Total expenses increased for the year ended December 31, 2006 due to increases in operating, depreciation, interest and property tax expenses. Operating expense increased primarily due to increases in insurance, property, and administrative expenses. Insurance expense increased due to an increase in hazard insurance premiums at all of the Partnership’s properties. Property expense increased primarily due to an increase in utility expense at Twin Lake Towers Apartments and salaries and related benefits at Hunters Glen Apartments V and VI partially offset by a decrease in salaries and related benefits at Twin Lake Towers Apartments. Administrative expense increased due to the recording of a liability during the year ended December 31, 2006 relating to forfeiture of unclaimed property pursuant to applicable state and local laws.  Based on inquiries from state officials, affiliates of the Managing General Partner have reviewed the Partnership’s historic forfeiture of unclaimed property pursuant to applicable state and local laws and, as a result, the Partnership has recorded an estimate of amounts that may be due. Depreciation expense increased due to property improvements placed into service during the past twelve months at all of the Partnership’s properties. Interest expense increased primarily due to the Partnership obtaining second mortgages on Hunters Glen Apartments IV, V, and VI in December 2005 and to a lesser extent an increase in amortization expense related to the additional debt and the modification of the terms of the first mortgages on Hunters Glen Apartments IV, V and VI. Property tax expense increased due to an increase in the tax rate for Hunters Glen Apartments IV, V, and VI.

General and administrative expenses were comparable for the years ended December 31, 2006 and 2005. Included in general and administrative expenses are the costs of services included in the management reimbursements to the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and Partnership management fees earned by the Managing General Partner for executive and administrative management services.

Liquidity and Capital Resources

At December 31, 2006 the Partnership had cash and cash equivalents of approximately $973,000 compared to approximately $2,464,000 at December 31, 2005. Cash and cash equivalents decreased approximately $1,491,000 since December 31, 2005 due to approximately $2,418,000 and $3,041,000 of cash used in investing and financing activities, respectively, partially offset by approximately $3,968,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of principal payments on the mortgages encumbering the Partnership’s properties and distributions to partners. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance.  For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property. Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

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

In connection with the new financing, the Partnership agreed to certain modifications on the existing mortgage loans encumbering Hunters Glen Apartments IV, V, and VI.  For Hunters Glen Apartments IV, the interest rate was modified to a fixed rate of 5.51%, and commencing January 1, 2006 through the loan’s maturity date of December 1, 2015 the loan requires monthly payments of principal and interest of approximately $64,000, with a balloon payment of approximately $9,374,000 due at maturity. For Hunters Glen Apartments V and Hunters Glen Apartments VI, the interest rate was modified to a fixed rate of approximately 7.39%, and commencing January 1, 2006 through the loans’ maturity dates of December 1, 2015, the loans require monthly payments of approximately $89,000 and $93,000, respectively, with balloon payments of approximately $11,357,000 and $11,821,000, respectively, due at maturity. The Partnership has the option of extending the maturity dates for one additional year, to December 1, 2016, during which period the mortgages would require monthly payments of principal and interest and would bear interest at a rate equal to the average of the one month LIBOR plus 250 basis points.  The previous terms for the first mortgage on Hunters Glen Apartments IV required monthly payments of approximately $86,000 with a stated fixed interest rate of 5.26% through its maturity of January 1, 2022, at which time the loan was scheduled to be fully amortized. The previous terms for the first mortgages on Hunters Glen Apartments V and Hunters Glen Apartments VI required monthly payments of approximately $112,000 and $117,000, respectively, with a stated fixed interest rate of 7.14% through maturity of January 1, 2022, at which time the loans were scheduled to be fully amortized.

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

The April 29, 2005 refinancing of Pickwick Place Apartments was under a credit facility ("Permanent Credit Facility") which also provided for the refinancing of several other properties. The Permanent Credit Facility created separate loans for each property refinanced thereunder, which loans were not cross-collateralized or cross-defaulted with each other. The Permanent Credit Facility matured in September 2007.  Each note under this Permanent Credit Facility was initially a variable rate loan. The interest rate on the variable rate loans was the Fannie Mae discounted mortgage-backed security index plus 85 to 105 basis points depending on certain performance criteria and the rate reset monthly. Each loan automatically renewed at the end of each month. In addition, monthly principal payments were required based on a 30-year amortization schedule, using the interest rate in effect during the first month that the property was financed by the Permanent Credit Facility. The loans could be prepaid without penalty. The Partnership sold Pickwick Place Apartments to a third party on December 1, 2005 and repaid the mortgage encumbering the property.

The Partnership's mortgage indebtedness encumbering Hunter's Glen IV, V and VI Apartments of approximately $56,365,000 matures in December 2015 with a one year extension option and balloon payments of approximately $48,940,000 due at maturity. The mortgage indebtedness encumbering Twin Lake Towers Apartments of approximately $10,638,000 matures in July 2013, at which time a balloon payment totaling approximately $7,385,000 will be due. The Managing General Partner will attempt to refinance the mortgages on Hunters Glen IV, V, VI, and Twin Lake Towers Apartments and/or sell the properties prior to the maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing the properties through foreclosure. The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership.

The Partnership distributed the following amounts during the years ended December 31, 2006 and 2005 (in thousands, except per unit data):

	Year Ended	Per Limited	Year Ended	Per Limited
	December 31,	Partnership	December 31,	Partnership
	2006	Unit	2005	Unit

Operations	$ 696	$ 15.41	$ 612	$ 13.55
Sales (1)	--	--	10,017	221.74
Financings (2)	1,328	29.43	17,805	394.17
Refinancings (3)	--	--	3,539	78.38
Total	$ 2,024	$ 44.84	$ 31,973	$707.84

(1)

From the April 2005 sale of Chambers Ridge Apartments, and the December 2005 sale of Pickwick Place Apartments.

(2)

From the December 2005 financings on Hunters Glen IV, V and VI Apartments.

(3)

From the April 2005 refinancing of Pickwick Place Apartments

Future cash distributions will depend on the levels of cash generated from operations, and the timing of debt maturities, property sales and/or refinancings. The Partnership’s cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any distributions to its partners during 2007.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 33,388 limited partnership units (the "Units") in the Partnership representing 74.66% of the outstanding Units at December 31, 2006.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 74.66% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in "Note A – Organization and Summary of Significant Accounting Policies" which is included in the consolidated financial statements in "Item 7. Financial Statements". The Managing General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the consolidated financial statements with useful and reliable information about the Partnership’s operating results and financial condition.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.  Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

Financial Statements

ANGELES PARTNERS XII

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet - December 31, 2006

Consolidated Statements of Operations - Years ended December 31, 2006 and 2005

Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2006 and 2005

Consolidated Statements of Cash Flows - Years ended December 31, 2006 and 2005

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Angeles Partners XII

We have audited the accompanying consolidated balance sheet of Angeles Partners XII as of December 31, 2006, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Angeles Partners XII at December 31, 2006, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 22, 2007

ANGELES PARTNERS XII

CONSOLIDATED BALANCE SHEET

(in thousands, except unit data)

December 31, 2006

Assets
Cash and cash equivalents		$ 973
Receivables and deposits		664
Other assets		1,953
Investment properties (Notes B, E and F):
Land	$ 6,468
Buildings and related personal property	66,307
	72,775
Less accumulated depreciation	(57,775)	15,000

		$ 18,590
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 244
Tenant security deposit liabilities		427
Accrued property taxes		366
Other liabilities		772
Due to affiliates (Note D)		40
Mortgage notes payable (Note B)		67,003

Partners' Deficit
General partners	$ (220)
Limited partners (44,718 units issued and outstanding)	(50,042)	(50,262)

		$ 18,590

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS XII

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	Years Ended
	December 31,
	2006	2005
Revenues:
Rental income	$ 13,666	$ 12,982
Other income	1,397	1,325
Total revenues	15,063	14,307

Expenses:
Operating	5,229	4,450
General and administrative	502	506
Depreciation	2,006	1,721
Interest	4,377	3,234
Property taxes	1,443	1,396
Total expenses	13,557	11,307

Income from continuing operations	1,506	3,000
Income from discontinued operations (Note A)	--	54
(Loss) gain on sale of discontinued operations
(Note F)	(58)	20,806

Net income (Note C)	$ 1,448	$ 23,860

Net income allocated to general partners	$ 14	$ 242
Net income allocated to limited partners	1,434	23,618

	$ 1,448	$ 23,860

Per limited partnership unit:
Income from continuing operations	$ 33.35	$ 66.41
Income from discontinued operations	--	1.19
(Loss) gain on sale of discontinued operations	(1.28)	460.55
Net income per limited partnership unit	$ 32.07	$ 528.15

Distributions per limited partnership unit	$ 44.84	$ 707.84

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS XII

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	44,773	$ 1	$ 44,773	$ 44,774

Partners' deficit
at December 31, 2004	44,718	$ (137)	$(41,436)	$(41,573)

Net income for the year ended
December 31, 2005	--	242	23,618	23,860

Distributions to partners	--	(320)	(31,653)	(31,973)

Partners' deficit at
December 31, 2005	44,718	(215)	(49,471)	(49,686)

Net income for the year ended
December 31, 2006	--	14	1,434	1,448

Distributions to partners	--	(19)	(2,005)	(2,024)

Partners' deficit at
December 31, 2006	44,718	$ (220)	$(50,042)	$(50,262)

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS XII

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended
	December 31,
	2006	2005
Cash flows from operating activities:
Net income	$ 1,448	$ 23,860
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	2,006	2,061
Amortization of loan costs	192	158
Loss (gain) on sale of discontinued operations	58	(20,806)
Loss on early extinguishment of debt	--	263
Change in accounts:
Receivables and deposits	35	188
Other assets	19	222
Accounts payable	25	(184)
Tenant security deposit liabilities	(6)	(152)
Accrued property taxes	32	(173)
Due to affiliates	24	(357)
Other liabilities	135	(68)
Net cash provided by operating activities	3,968	5,012

Cash flows from investing activities:
Property improvements and replacements	(2,418)	(2,969)
Net withdrawals from restricted escrows	--	36
Proceeds from the sale of discontinued operations	--	27,161
Net cash (used in) provided by investing activities	(2,418)	24,228

Cash flows from financing activities:
Payments on mortgage notes payable	(1,017)	(1,869)
Repayment of mortgage notes payable	--	(23,115)
Proceeds from mortgage notes payable	--	28,931
Distributions to partners	(2,024)	(31,973)
Loan costs paid	--	(490)
Prepayment penalties paid	--	(64)
Net cash used in financing activities	(3,041)	(28,580)

Net (decrease) increase in cash and cash equivalents	(1,491)	660
Cash and cash equivalents at beginning of year	2,464	1,804

Cash and cash equivalents at end of year	$ 973	$ 2,464

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 4,195	$ 3,558

Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts
payable	$ 116	$ 191

Included in property improvements and replacements for the year ended December 31, 2005 are approximately $88,000 of improvements which were included in accounts payable at December 31, 2004.

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS XII

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

Note A - Organization and Summary of Significant Accounting Policies

Organization: Angeles Partners XII (the "Partnership" or "Registrant") is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act pursuant to the amended Certificate and Agreement of Limited Partnership (herein referred to as the "Agreement") dated May 26, 1983.  The Partnership's managing general partner is Angeles Realty Corporation II ("ARC II" or the "Managing General Partner"), a California corporation. The Managing General Partner is a wholly-owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.  The Elliott Accommodation Trust and the Elliott Family Partnership, a California limited partnership, were the Non-Managing General Partners. Effective December 31, 1997, the Elliott Family Partnership, Ltd. acquired the Elliott Accommodation Trust's general partner interest in the Partnership. On June 30, 2000, Elliott Family Partnership sold its remaining interest to AIMCO Properties, LP, a wholly owned subsidiary of AIMCO.  The Managing General Partner and the Non-Managing General Partner are herein collectively referred to as the "General Partners".  The Partnership Agreement provides that the Partnership is to terminate on December 31, 2035, unless terminated prior to such date. As of December 31, 2006, the Partnership operates four residential properties in or near major urban areas in the United States.

Basis of Presentation: In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the consolidated statement of operations for the year ended December 31, 2005 reflects the operations of Pickwick Place and Chambers Ridge Apartments as income from discontinued operations due to the sales of the investment properties on December 1, 2005 and April 26, 2005, respectively.

Reclassification: Certain reclassifications have been made to the 2005 balances to conform to the 2006 presentation.

Principles of Consolidation: The consolidated financial statements of the Partnership include its 99.99% limited partnership interest in Pickwick Place AP XII LP.  Because the Partnership may remove the General Partner of Pickwick Place AP XII LP, this partnership (Pickwick Place AP XII) is controlled and consolidated by the Partnership. The consolidated financial statements include the Partnership's interests in AP XII Associate GP, LLC and Hunters Glen Phase V GP, LLC, single member limited liability corporations, which are wholly-owned by the Partnership and AP XII Associates, LP which is wholly owned by the Partnership. All significant inter-entity balances have been eliminated. Minority interest is immaterial and not shown separately in the consolidated financial statements.

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

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $894,000 at December 31, 2006 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged the unit and is current on rental payments.

Deferred Costs: Loan costs of approximately $2,266,000, less accumulated amortization of approximately $556,000, are included in other assets. The loan costs are amortized over the terms of the related loan agreements. Amortization expense for 2006 and 2005 was approximately $192,000 and $158,000, respectively, and is included in interest expense. Amortization expense is expected to be approximately $198,000 for each of the years 2007 through 2011.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts are deferred and amortized over the terms of the related leases.  Amortization of these costs is included in operating expenses.

Investment Properties: Investment properties consist of four apartment complexes and are stated at cost. The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 34, “Capitalization of Interest Costs” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership did not capitalize any costs related to interest, property taxes or operating costs during the years ended December 31, 2006 and 2005. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2006 and 2005.

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

Advertising Costs: The Partnership expenses the costs of advertising as incurred.  Advertising costs of approximately $127,000 and $173,000 for the years ended December 31, 2006 and 2005, respectively, are included in operating expense and income from discontinued operations.

Recent Accounting Pronouncements: In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership adopted SFAS No. 154 effective January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Partnership’s consolidated financial condition or results of operations.

In September 2006, the FASB issued SFAS no. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Partnership’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Partnership has not yet determined whether it will elect the fair value option for any of its financial instruments.

Note B - Mortgage Notes Payable

The principal terms of mortgage notes payable are as follows:

	Principal	Monthly			Principal
	Balance At	Payment	Standard		Balance
	December 31,	Including	Interest	Maturity	Due At
Property	2006	Interest	Rate	Date	Maturity
	(in thousands)				(in thousands)

Hunters Glen Apts IV
1st mortgage	$11,053	64	5.51%	12/2015	$ 9,374
2nd mortgage	5,432	32	5.63%	12/2015	4,622
Hunters Glen Apts V
1st mortgage	12,769	89	7.39%	12/2015	11,357
2nd mortgage	6,775	39	5.63%	12/2015	5,765
Hunters Glen Apts VI
1st mortgage	13,284	93	7.39%	12/2015	11,821
2nd mortgage	7,052	41	5.63%	12/2015	6,001
Twin Lake Towers Apts
1st mortgage	10,638	76	4.54%	07/2013	7,385
	$67,003	$434			$56,325

The mortgage notes payable are fixed rate mortgages that are non-recourse and are secured by a pledge of the Partnership's investment properties and by a pledge of revenues from the respective investment properties. Certain of the notes include prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

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

In connection with the new financing, the Partnership agreed to certain modifications on the existing mortgage loans encumbering Hunters Glen Apartments IV, V, and VI.  For Hunters Glen Apartments IV, the interest rate was modified to a fixed rate of 5.51%, and commencing January 1, 2006 through the loan’s maturity date of December 1, 2015 the loan requires monthly payments of principal and interest of approximately $64,000, with a balloon payment of approximately $9,374,000 due at maturity. For Hunters Glen Apartments V and Hunters Glen Apartments VI, the interest rate was modified to a fixed rate of approximately 7.39%, and commencing January 1, 2006 through the loans’ maturity dates of December 1, 2015, the loans require monthly payments of approximately $89,000 and $93,000, respectively, with balloon payments of approximately $11,357,000 and $11,821,000, respectively, due at maturity. The Partnership has the option of extending the maturity dates for one additional year, to December 1, 2016, during which period the mortgages would require monthly payments of principal and interest and would bear interest at a rate equal to the average of the one month LIBOR plus 250 basis points.  The previous terms for the first mortgage on Hunters Glen Apartments IV required monthly payments of approximately $86,000 with a stated fixed interest rate of 5.26% through its maturity of January 1, 2022, at which time the loan was scheduled to be fully amortized. The previous terms for the first mortgages on Hunters Glen Apartments V and Hunters Glen Apartments VI required monthly payments of approximately $112,000 and $117,000, respectively, with a stated fixed interest rate of 7.14% through maturity of January 1, 2022, at which time the loans were scheduled to be fully amortized.

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

The April 29, 2005 refinancing of Pickwick Place Apartments was under a credit facility ("Permanent Credit Facility") which also provided for the refinancing of several other properties. The Permanent Credit Facility created separate loans for each property refinanced thereunder, which loans were not cross-collateralized or cross-defaulted with each other. The Permanent Credit Facility matures in September 2007.  Each note under this Permanent Credit Facility was initially a variable rate loan. The interest rate on the variable rate loans was the Fannie Mae discounted mortgage-backed security index plus 85 to 105 basis points depending on certain performance criteria and the rate reset monthly. Each loan automatically renewed at the end of each month. In addition, monthly principal payments were required based on a 30-year amortization schedule, using the interest rate in effect during the first month that the property is financed by the Permanent Credit Facility. The loans could be prepaid without penalty. The Partnership sold Pickwick Place Apartments to a third party on December 1, 2005 and repaid the mortgage encumbering the property.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 2006, are as follows (in thousands):

2007	$ 1,087
2008	1,134
2009	1,210
2010	1,279
2011	1,354
Thereafter	60,939
$67,003

Note C - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes.  Accordingly, taxable income or loss of the Partnership is reported in the income tax returns of its partners and no provision for income taxes is made in the consolidated financial statements of the Partnership.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

	2006	2005

Net income as reported	$ 1,448	$23,860
Add (deduct):
Depreciation differences	(141)	(215)
Unearned income	39	(66)
Gain on sale of investment property	--	(800)
Other	70	(121)
Federal taxable income	$ 1,416	$22,658
Federal taxable income per limited
partnership unit	$ 31.35	$497.12

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

Net liabilities	$(50,262)
Land and buildings	4,428
Accumulated depreciation	(2,524)
Syndication and distribution costs	6,093
Other	139

Net liabilities - Federal tax basis	$(42,126)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $747,000 and $859,000 for the years ended December 31, 2006 and 2005, respectively, which is included in operating expenses and income from discontinued operations.

The Partnership Agreement provides for a fee equal to 7.5% of "net cash from operations", as defined in the Partnership Agreement to be paid to the Managing General Partner for executive and administrative management services. One half of this fee is to be accrued and not paid unless the limited partners have received distributions equal to a 5% cumulative annual return on their adjusted capital investment as defined in the Partnership Agreement or there are proceeds from the sale of a property. The fee was approximately $40,000 and $16,000 for the years ended December 31, 2006 and 2005, respectively, which is included in general and administrative expenses. Due to the sale of Pickwick Place Apartments, the accrued fee balance of approximately $16,000 from December 31, 2005 was paid to the Managing General Partner during the year ended December 31, 2006 and approximately $40,000 remains unpaid at December 31, 2006 and is included in due to affiliates on the accompanying consolidated balance sheet.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $435,000 and $641,000 for the years ended December 31, 2006 and 2005, respectively, which is included in general and administrative expenses, gain on sale of discontinued operations and investment properties. The portion of these reimbursements included in gain on sale of discontinued operations and investment properties for the years ended December 31, 2006 and 2005 are construction management services provided by an affiliate of the Managing General Partner of approximately $209,000 and $316,000, respectively.

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

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability, and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2006 and 2005, the Partnership was charged by AIMCO and its affiliates approximately $476,000 and $209,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 33,388 limited partnership units (the "Units") in the Partnership representing 74.66% of the outstanding Units at December 31, 2006.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 74.66% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note E - Investment Properties and Accumulated Depreciation

		Initial Cost
		To Partnership
		(in thousands)

			Buildings	Cost
			and Related	Capitalized
			Personal	Subsequent
Description	Encumbrances	Land	Property	to Acquisition
(in thousands)				(in thousands)
Investment Properties
Hunters Glen Apts IV	$16,485	$ 1,552	$ 8,324	$ 5,114
Hunters Glen Apts V	19,544	1,820	9,759	5,682
Hunters Glen Apts VI	20,336	1,981	10,620	6,290
Twin Lake Towers Apts	10,638	1,115	12,806	7,712
Totals	$67,003	$ 6,468	$41,509	$24,798

	Gross Amount At Which Carried
	At December 31, 2006
	(in thousands)
		Buildings
		And
		Related
		Personal		Accumulated	Date	Depreciable
Description	Land	Property	Total	Depreciation	Acquired	Life-Years
			(in thousands)
Hunters Glen Apt IV	$1,552	$13,438	$14,990	$11,518	01/31/85	5-40
Hunters Glen Apt V	1,820	15,441	17,261	13,270	01/31/85	5-40
Hunters Glen Apt VI	1,981	16,910	18,891	14,467	01/31/85	5-40
Twin Lake Towers Apts	1,115	20,518	21,633	18,520	03/30/84	5-40
Totals	$6,468	$66,307	$72,775	$57,775

Reconciliation of "Investment Properties and Accumulated Depreciation":

	Years Ended December 31,
	2006	2005
	(in thousands)
Investment Properties
Balance at beginning of year	$ 70,432	$ 80,470
Property improvements	2,343	3,072
Dispositions of assets	--	(13,110)
Balance at end of year	$ 72,775	$ 70,432

Accumulated Depreciation
Balance at beginning of year	$ 55,769	$ 63,492
Additions charged to expense	2,006	2,061
Dispositions of assets	--	(9,784)
Balance at end of year	$ 57,775	$ 55,769

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2006 and 2005, is approximately $77,203,000 and $74,773,000, respectively.  The accumulated depreciation for Federal income tax purposes as of December 31, 2006 and 2005, is approximately $60,299,000 and $58,150,000, respectively.

Note F – Sale of Investment Properties

On April 26, 2005, the Partnership sold Chambers Ridge Apartments to a third party for net proceeds of approximately $14,076,000 after payment of closing costs. The Partnership used approximately $8,007,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership recognized a gain of approximately $11,147,000 during the year ended December 31, 2005 as a result of the sale. In addition, the Partnership recognized a loss on early extinguishment of debt of approximately $159,000 during the year ended December 31, 2005 as a result of unamortized loan costs being written off, and prepayment penalties paid, which was included in income from discontinued operations for the year ended December 31, 2005. Also included in income from discontinued operations for the year ended December 31, 2005 are the results of the property’s operations, income of approximately $56,000, including revenues of approximately $767,000.

On December 1, 2005, the Partnership sold Pickwick Place Apartments to a third party for net proceeds of approximately $13,085,000 after payment of closing costs.   The Partnership used approximately $9,333,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership recognized a gain of approximately $9,659,000 during the year ended December 31, 2005 as a result of the sale. In addition, the Partnership recognized a loss on early extinguishment of debt of approximately $104,000 during the year ended December 31, 2005 as a result of unamortized loan costs being written off, and prepayment penalties paid, which was included in income from discontinued operations for the year ended December 31, 2005. In addition, the Partnership recognized a loss on sale of discontinued operations of approximately $58,000 during the year ended December 31, 2006 as a result of an increase in the estimated costs related to the sale.  Also included in income from discontinued operations for the year ended December 31, 2005 are the results of the property’s operations, income of approximately $261,000, including revenues of approximately $2,155,000.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.   On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On September 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006.  On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief.  The Partnership and its affiliates, as well as counsel of the Settlement Class, have not yet filed their briefs in response.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and that issue is now fully briefed. The defendants anticipate that the Court will soon set oral argument on the defendants’ decertification motion. Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the Managing General Partner have implemented policies, procedures, third-party audits and training and the Managing General Partner believes that these measures will prevent or eliminate mold exposure and will minimize the effects that mold may have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

Item 8.

Changes in and Disagreements with Accountant on Accounting and Financial Disclosure

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

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 8b.

Other Information

None.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

The names of the directors and officers of Angeles Realty Corporation II ("ARC II" or the "Managing General Partner"), their ages and the nature of all positions with ARC II are set forth below. There are no family relationships between or among any officers or directors.

Name	Age	Position

Martha L. Long	47	Director and Senior Vice President
Harry G. Alcock	44	Director, Executive Vice President and Chief
		Investment Officer
Timothy Beaudin	48	Executive Vice President and Chief Development
		Officer
Miles Cortez	63	Executive Vice President, General Counsel
		and Secretary
Patti K. Fielding	43	Executive Vice President – Securities and Debt
Thomas M. Herzog	44	Executive Vice President and Chief
		Financial Officer
Robert Y. Walker, IV	41	Executive Vice President
Scott W. Fordham	39	Senior Vice President and Chief Accounting
		Officer
Stephen B. Waters	45	Vice President

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

Timothy Beaudin was appointed Executive Vice President and Chief Development Officer of the Managing General Partner and AIMCO in October 2005.  Prior to this time, beginning in 2005, Mr. Beaudin was with Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

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

Robert Y. Walker, IV was appointed Senior Vice President of the Managing General Partner and AIMCO in August 2005 and served as the Chief Accounting Officer of the Managing General Partner and AIMCO from November 2005 to January 2007. Mr. Walker was promoted to Executive Vice President of the Managing General Partner and AIMCO in July 2006 and in January 2007 became the chief financial officer of Conventional Property Operations for AIMCO. From June 2002, until he joined AIMCO, Mr. Walker served as senior vice president and chief financial officer at Miller Global Properties, LLC, a Denver-based private equity, real estate fund manager.  From May 1997 to June 2002, Mr. Walker was employed by GE Capital Real Estate, serving as global controller from May 2000 to June 2002.

Scott W. Fordham was appointed Senior Vice President and Chief Accounting Officer in January 2007 of the Managing General Partner and AIMCO. Prior to joining AIMCO, Mr. Fordham served as Vice President and Chief Accounting Officer of Brandywine Realty Trust. Prior to the merger of Prentiss Properties Trust with Brandywine Realty Trust, Mr. Fordham served as Senior Vice President and Chief Accounting Officer of Prentiss Properties Trust and was in charge of the corporate accounting and financial reporting groups. Prior to joining Prentiss Properties Trust in 1992, Mr. Fordham worked in public accounting with PricewaterhouseCoopers LLP.

Stephen B. Waters was appointed Vice President of the Managing General Partner and AIMCO in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as principal financial officer of the Managing General Partner.

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

Item 10.

Executive Compensation

None of the directors and officers of the Managing General Partner received any remuneration from the Partnership during the years ended December 31, 2006 and 2005.

Item 11.

Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partner Units of the Registrant as of December 31, 2006.

Entity	Number of Units	Percentages

Cooper River Properties, LLC
(an affiliate of AIMCO)	4,607	10.30%
Broad River Properties
(an affiliate of AIMCO)	8,002	17.89%
AIMCO IPLP
(an affiliate of AIMCO)	1,824	4.08%
AIMCO Properties, LP
(an affiliate of AIMCO)	18,955	42.39%

Cooper River Properties, LLC, Broad River Properties and AIMCO IPLP are indirectly ultimately owned by AIMCO.  Their business address is 55 Beattie Place, Greenville, SC 29602.

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

Item 12.

Certain Relationships and Related Transactions and Director Independence

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $747,000 and $859,000 for the years ended December 31, 2006 and 2005, respectively, which is included in operating expenses and income from discontinued operations on the consolidated statements of operations included in “Item 7. Financial Statements”.

The Partnership Agreement provides for a fee equal to 7.5% of "net cash from operations", as defined in the Partnership Agreement to be paid to the Managing General Partner for executive and administrative management services. One half of this fee is to be accrued and not paid unless the limited partners have received distributions equal to a 5% cumulative annual return on their adjusted capital investment as defined in the Partnership Agreement or there are proceeds from the sale of a property. The fee was approximately $40,000 and $16,000 for the years ended December 31, 2006 and 2005, respectively, which is included in general and administrative expenses. Due to the sale of Pickwick Place Apartments, the accrued fee balance of approximately $16,000 from December 31, 2005 was paid to the Managing General Partner during the year ended December 31, 2006. Approximately $40,000 remains unpaid at December 31, 2006 and is included in due to affiliates on the consolidated balance sheet in “Item 7. Financial Statements”.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $435,000 and $641,000 for the years ended December 31, 2006 and 2005, respectively, which is included in general and administrative expenses, gain on sale of discontinued operations and investment properties. The portion of these reimbursements included in gain on sale of discontinued operations and investment properties for the years ended December 31, 2006 and 2005 are construction management services provided by an affiliate of the Managing General Partner of approximately $209,000 and $316,000, respectively.

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

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability, and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2006 and 2005, the Partnership was charged by AIMCO and its affiliates approximately $476,000 and $209,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 33,388 limited partnership units (the "Units") in the Partnership representing 74.66% of the outstanding Units at December 31, 2006.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 74.66% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Neither of the Managing General Partner's directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Managing General Partner.

Item 13.

Exhibits

See Exhibit Index attached.

Item 14.

Principal Accountant Fees and Services

The Managing General Partner has reappointed Ernst & Young, LLP as independent auditors to audit the financial statements of the Partnership for 2007. The aggregate fees billed for services rendered by Ernst & Young, LLP for 2006 and 2005 are described below.

Audit Fees. Fees for audit services totaled approximately $56,000 and $57,000 for 2006 and 2005, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-QSB.

Tax Fees. Fees for tax services totaled approximately $15,000 and $32,000 for 2006 and 2005, respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANGELES PARTNERS XII
(A California Limited Partnership)

By: Angeles Realty Corporation II
Managing General Partner

By: /s/Martha L. Long
Martha L. Long
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 23, 2007

In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 23, 2007
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March 23, 2007
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 23, 2007
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

10.26

Purchase and Sale Contract between APXII Associates Limited Partnership, a South Carolina limited partnership, as Seller, and Elon Group, Ltd., a Pennsylvania corporation, as Purchaser, effective February 2, 2005, filed with the Registrant’s Current Report on Form 8-K on February 8, 2005 and incorporated herein by reference.

10.27

First Amendment to Purchase and Sale Contract between APXII Associates Limited Partnership, a South Carolina limited partnership, as Seller, and Elon Group, Ltd., a Pennsylvania corporation, as Purchaser, effective March 4, 2005, filed with the Registrant’s Current Report on Form 8-K on May 2, 2005 and incorporated herein by reference.

10.28

Second Amendment to Purchase and Sale Contract between APXII Associates Limited Partnership, a South Carolina limited partnership, as Seller, and Elon Group, Ltd., a Pennsylvania corporation, as Purchaser, effective March 11, 2005 filed with the Registrant’s Current Report on Form 8-K on May 2, 2005 and incorporated herein by reference.

10.33

Purchase and Sale Contract between Pickwick Place AP XII Limited Partnership and Prime Quest Management, LLC dated August 16, 2005 and filed March 28, 2006 with the Registrant’s annual report on form 10 KSB dated March 28, 2006 and incorporated herein by reference.

10.34

First Amendment to Purchase and Sale Contract between Pickwick Place AP XII Limited Partnership and Prime Quest Management, LLC dated September 16, 2005 and filed March 28, 2006 with the Registrant’s annual report on form 10 KSB dated March 28, 2006 and incorporated herein by reference.

10.35

Reinstatement and Second Amendment to the Purchase and Sale Contract between Pickwick Place AP XII Limited Partnership and Prime Quest Management, LLC dated October 11, 2005 and filed March 28, 2006 with the Registrant’s annual report on form 10 KSB dated March 28, 2006 and incorporated herein by reference.

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

Date: March 23, 2007

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

Date: March 23, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Angeles Realty Corporation II, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of Angeles Partners XII (the "Partnership"), for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: March 23, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: March 23, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.