Form 10QSB
period 2007-03-31
ANGELES PARTNERS XII
filed 2007-05-14
CIK 720392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

(864) 239-1000

(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No   X_

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

ANGELES PARTNERS XII

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

March 31, 2007

Assets
Cash and cash equivalents		$ 1,242
Receivables and deposits		601
Other assets		1,926
Investment properties:
Land	$ 6,468
Buildings and related personal property	66,659
	73,127
Less accumulated depreciation	(58,256)	14,871

		$ 18,640

Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 333
Tenant security deposit liabilities		440
Accrued property taxes		463
Other liabilities		615
Due to affiliates (Note B)		60
Mortgage notes payable		66,720

Partners' Deficit
General partners	$ (217)
Limited partners (44,718 units issued and
outstanding)	(49,774)	(49,991)
		$ 18,640

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS XII

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2007	2006
Revenues:
Rental income	$ 3,526	$ 3,370
Other income	364	345
Total revenues	3,890	3,715

Expenses:
Operating	1,556	1,213
General and administrative	142	111
Depreciation	481	493
Interest	1,072	1,087
Property taxes	368	375
Total expenses	3,619	3,279

Income from continuing operations	271	436
Loss on sale of discontinued operations (Note A)	--	(58)

Net income	$ 271	$ 378

Net income allocated to general partners (1%)	$ 3	$ 4
Net income allocated to limited partners (99%)	268	374

	$ 271	$ 378

Per limited partnership unit:
Income from continuing operations	$ 5.99	$ 9.64
Loss on sale of discontinued operations	--	(1.28)

Net income per limited partnership unit	$ 5.99	$ 8.36

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS XII

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	44,773	$ 1	$ 44,773	$ 44,774

Partners' deficit at
December 31, 2006	44,718	$ (220)	$(50,042)	$(50,262)

Net income for the three months
ended March 31, 2007	--	3	268	271

Partners' deficit at
March 31, 2007	44,718	$ (217)	$(49,774)	$(49,991)

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS XII

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net income	$ 271	$ 378
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	481	493
Amortization of loan costs	50	49
Loss on sale of discontinued operations	--	58
Change in accounts:
Receivables and deposits	63	(57)
Other assets	(23)	(494)
Accounts payable	117	438
Tenant security deposit liabilities	13	(10)
Accrued property taxes	97	112
Due to affiliates	20	--
Other liabilities	(157)	(98)
Net cash provided by operating activities	932	869

Cash flows used in investing activities:
Property improvements and replacements	(380)	(661)

Cash flows used in financing activities:
Payments on mortgage notes payable	(283)	(263)

Net increase (decrease) in cash and cash equivalents	269	(55)

Cash and cash equivalents at beginning of period	973	2,464

Cash and cash equivalents at end of period	$ 1,242	$ 2,409

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 1,019	$ 1,039

Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts payable	$ 88	$ 33

At December 31, 2006 and 2005, accounts payable included approximately $116,000 and $191,000 for property improvements and replacements, which are included in property improvements and replacements for the three months ended March 31, 2007 and 2006, respectively.

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS XII

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Partners XII (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of Angeles Realty Corporation II (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

The Partnership sold one of its investment properties, Pickwick Place Apartments, in December 2005.  During the three months ended March 31, 2006, the Partnership recognized a loss on sale of discontinued operations as a result of an increase in the estimated costs related to the sale.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Partnership’s consolidated financial statements.

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

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $191,000 and $184,000 for the three months ended March 31, 2007 and 2006, respectively, which is included in operating expenses on the accompanying consolidated statements of operations.

The Partnership Agreement provides for a fee equal to 7.5% of "net cash flow from operations", as defined in the Partnership Agreement to be paid to the Managing General Partner for executive and administrative management services. One half of this fee is to be accrued and not paid unless the limited partners have received distributions equal to a 5% cumulative annual return on their adjusted capital investment as defined in the Partnership Agreement or there are proceeds from the sale of a property. A fee of approximately $20,000 was accrued for the three months ended March 31, 2007. No fee was accrued for the three months ended March 31, 2006. The balance payable to the Managing General Partner at March 31, 2007 is approximately $60,000 and is included in due to affiliates on the accompanying consolidated balance sheet.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $112,000 and $110,000 for the three months ended March 31, 2007 and 2006, respectively, which is included in general and administrative expenses and investment properties.  The portion of these reimbursements included in investment properties for the three months ended March 31, 2007 and 2006 are construction management services provided by an affiliate of the Managing General Partner of approximately $44,000 and $45,000, respectively.

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

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the three months ended March 31, 2007, the Partnership was charged by AIMCO and its affiliates approximately $617,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2007 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $476,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2006.

Note C – Contingencies

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

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. On March 28, 2007, the court issued an opinion decertifying the collective action on both issues.  The court held that the members of the collective action are not similarly situated and the case may not proceed as a collective action.  The nine named plaintiffs still maintain their individual causes of action. The California and Maryland cases are still pending as they were stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2007 and 2006:

	Average Occupancy
Property	2007	2006

Hunters Glen Apartments – IV	97%	96%
Plainsboro, New Jersey
Hunters Glen Apartments – V	97%	97%
Plainsboro, New Jersey
Hunters Glen Apartments - VI	97%	96%
Plainsboro, New Jersey
Twin Lake Towers Apartments	96%	98%
Westmont, Illinois

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

Results of Operations

The Partnership recognized net income of approximately $271,000 and $378,000 for the three months ended March 31, 2007 and 2006, respectively. The decrease in net income is due to an increase in total expenses, partially offset by an increase in total revenues and a decrease in loss on sale of discontinued operations (as discussed below).

The Partnership recognized a loss on sale of discontinued operations of approximately $58,000 during the three months ended March 31, 2006 as a result of an increase in the estimated costs related to the sale of Pickwick Place Apartments in December 2005.

Total revenues increased for the three months ended March 31, 2007 due primarily to an increase in rental income, and to a lesser extent, an increase in other income. For the three months ended March 31, 2007 rental income increased due to an increase in occupancy at Hunters Glen Apartments IV and VI, an increase in the average rental rate at all of the Partnership’s properties and a reduction in bad debt at Hunters Glen Apartments IV partially offset by a decrease in occupancy at Twin Lake Towers Apartments and an increase in bad debt at Hunters Glen Apartments V and VI. Other income increased for the three months ended March 31, 2007 primarily due to an increase in tenant utility reimbursements at Twin Lake Towers Apartments, recreational facility fees at Hunters Glen Apartments IV, V, and VI, late charges at all of the Partnership’s properties, and lease cancellation fees at Hunters Glen Apartments VI, partially offset by decreases in lease cancellation fees at Hunters Glen Apartments IV and interest income as a result of a lower average outstanding balance of cash and cash equivalents.

Total expenses increased for the three months ended March 31, 2007 due to increases in operating and general and administrative expenses, partially offset by decreases in depreciation, interest and property tax expenses. Operating expense increased primarily due to increases in insurance, property, and maintenance expenses. Insurance expense increased due to increases in insurance premiums at all of the Partnership’s properties. Property expense increased primarily due to an increase in utility expense at Twin Lake Towers Apartments and Hunters Glen Apartments IV and salaries and related benefits at Hunters Glen Apartments IV and Twin Lake Tower Apartments partially offset by a decrease in commissions and incentives at Twin Lake Towers Apartments and Hunters Glen Apartments IV. Maintenance expense increased primarily due to increases in snow removal at Hunters Glen Apartments IV, V, and VI and an increase in contract services at Hunters Glen Apartments IV. Deprecation expense decreased due to assets becoming fully depreciated at Hunters Glen Apartments IV and V, and Twin Lake Towers Apartments during the three months ended March 31, 2007. Interest expense decreased due to a reduction in interest on the mortgages encumbering the investment properties as a result of scheduled principal payments which reduced the carrying balance of the mortgages. Property tax expense decreased due to a decrease in the tax rate at Twin Lake Towers Apartments, partially offset by an increase in the tax rate for Hunters Glen Apartments IV, V, and VI.

General and administrative expenses increased for the three months ended March 31, 2007 primarily due to an increase in the management fee based on cash flow from operations payable to the Managing General Partner.  Also included in general and administrative expenses for the three months ended March 31, 2007 and 2006 are costs of services included in the management reimbursements to the Managing General Partner, costs associated with the quarterly and annual communications with investors and regulatory agencies and costs associated with the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At March 31, 2007 the Partnership had cash and cash equivalents of approximately $1,242,000 compared to approximately $2,409,000 at March 31, 2006. Cash and cash equivalents increased approximately $269,000 since December 31, 2006 due to approximately $932,000 of cash provided by operating activities, partially offset by approximately $380,000 and $283,000 of cash used in investing and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of principal payments on the mortgages encumbering the Partnership’s properties. The Partnership invests its working capital reserves in interest bearing accounts.

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

Hunters Glen Apartments IV

During the three months ended March 31, 2007, the Partnership completed approximately $136,000 of capital improvements at the property consisting primarily of floor covering replacements and kitchen and bath countertop resurfacing. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital improvements will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Hunters Glen Apartments V

During the three months ended March 31, 2007, the Partnership completed approximately $73,000 of capital improvements at the property consisting primarily of floor covering replacements.  These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital improvements will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Hunters Glen Apartments VI

During the three months ended March 31, 2007, the Partnership completed approximately $112,000 of capital improvements at the property consisting primarily of floor covering and appliance replacements and kitchen and bath resurfacing. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital improvements will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Twin Lake Towers Apartments

During the three months ended March 31, 2007, the Partnership completed approximately $31,000 of capital improvements at the property consisting primarily of floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital improvements will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Capital expenditures will be incurred only to the extent of cash available from operations and Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected, at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The Partnership's mortgage indebtedness encumbering Hunters Glen Apartments IV, V and VI of approximately $56,190,000 matures in December 2015 with a one year extension option and balloon payments of approximately $48,940,000 due at maturity. The mortgage indebtedness encumbering Twin Lake Towers Apartments of approximately $10,530,000 matures in July 2013, at which time a balloon payment totaling approximately $7,385,000 will be due. The Managing General Partner will attempt to refinance the mortgages on Hunters Glen Apartments IV, V, VI, and Twin Lake Towers Apartments and/or sell the properties prior to the maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing the properties through foreclosure.

There were no distributions during the three months ended March 31, 2007 and 2006. Future cash distributions will depend on the levels of cash generated from operations, and the timing of debt maturities, property sales and/or refinancings. The Partnership’s cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any distributions to its partners during 2007.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 33,393 limited partnership units (the "Units") in the Partnership representing 74.68% of the outstanding Units at March 31, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard on April 27, 2007, AIMCO Properties, L.P., extended their tender offer to acquire the remaining Units for an adjusted purchase price of $500.00 per Unit.  Such offer expires on May 30, 2007. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 74.68% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. On March 28, 2007, the court issued an opinion decertifying the collective action on both issues.  The court held that the members of the collective action are not similarly situated and the case may not proceed as a collective action.  The nine named plaintiffs still maintain their individual causes of action. The California and Maryland cases are still pending as they were stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

Item 5.

Other Information

None.

Item 6.

Exhibits

See Exhibit Index Attached.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANGELES PARTNERS XII
(A California Limited Partnership)

By: Angeles Realty Corporation II
Managing General Partner

Date: May 11, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: May 11, 2007	By: /s/Stephen B. Waters
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

Date:  May 11, 2007

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

Date:  May 11, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Angeles Realty Corporation II, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Angeles Partners XII (the "Partnership"), for the quarterly period ended March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: May 11, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: May 11, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.