Form 10QSB
period 2007-06-30
ANGELES PARTNERS XII
filed 2007-08-14
CIK 720392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

ANGELES PARTNERS XII

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

June 30, 2007

Assets
Cash and cash equivalents		$ 1,084
Receivables and deposits		627
Other assets		2,220
Investment properties:
Land	$ 6,468
Buildings and related personal property	67,110
	73,578
Less accumulated depreciation	(58,739)	14,839
		$ 18,770

Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 209
Tenant security deposit liabilities		467
Accrued property taxes		372
Other liabilities		587
Due to affiliates (Note B)		32
Mortgage notes payable		66,459

Partners' Deficit
General partners	$ (211)
Limited partners (44,718 units issued and
outstanding)	(49,145)	(49,356)
		$ 18,770

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS XII

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Rental income	$ 3,614	$ 3,356	$ 7,140	$ 6,726
Other income	451	390	815	735
Total revenues	4,065	3,746	7,955	7,461

Expenses:
Operating	1,232	1,368	2,788	2,581
General and administrative	118	112	260	223
Depreciation	483	496	964	989
Interest	1,085	1,110	2,157	2,197
Property taxes	412	328	780	703
Total expenses	3,330	3,414	6,949	6,693
Income from continuing operations	735	332	1,006	768
Loss on sale of discontinued
operations (Note A)	--	--	--	(58)
Net income	$ 735	$ 332	$ 1,006	$ 710

Net income allocated to general
partners	$ 7	$ 3	$ 10	$ 7
Net income allocated to limited
partners	728	329	996	703

	$ 735	$ 332	$ 1,006	$ 710
Per limited partnership unit:
Income from continuing operations	$ 16.28	$ 7.36	$ 22.27	$ 17.00
Loss on sale of discontinued
operations	--	--	--	(1.28)
Net income per limited partnership unit	$ 16.28	$ 7.36	$ 22.27	$ 15.72

Distributions per limited partnership
unit	$ 2.21	$ 28.56	$ 2.21	$ 28.56

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS XII

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	44,773	$ 1	$ 44,773	$ 44,774

Partners' deficit at
December 31, 2006	44,718	$ (220)	$(50,042)	$(50,262)

Distributions to partners	--	(1)	(99)	(100)

Net income for the six months
ended June 30, 2007	--	10	996	1,006

Partners' deficit at
June 30, 2007	44,718	$ (211)	$(49,145)	$(49,356)

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS XII

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net income	$ 1,006	$ 710
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	964	989
Amortization of loan costs	105	99
Loss on sale of discontinued operations	--	58
Change in accounts:
Receivables and deposits	37	47
Other assets	(372)	(353)
Accounts payable	6	157
Tenant security deposit liabilities	40	(1)
Accrued property taxes	6	13
Other liabilities	(185)	(16)
Due to affiliates	(8)	(16)
Net cash provided by operating activities	1,599	1,687

Cash flows used in investing activities:
Property improvements and replacements	(844)	(1,351)

Cash flows from financing activities:
Payments on mortgage notes payable	(544)	(509)
Distributions to partners	(100)	(1,289)
Net cash used in financing activities	(644)	(1,798)

Net increase (decrease) in cash and cash equivalents	111	(1,462)
Cash and cash equivalents at beginning of period	973	2,464

Cash and cash equivalents at end of period	$ 1,084	$ 1,002

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 2,059	$ 2,100

Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts
payable	$ 75	$ 99

At December 31, 2006 and 2005, accounts payable included approximately $116,000 and $191,000 for property improvements and replacements, which are included in property improvements and replacements for the six months ended June 30, 2007 and 2006, respectively.

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS XII

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Partners XII (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of Angeles Realty Corporation II (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

The Partnership sold one of its investment properties, Pickwick Place Apartments, in December 2005. During the six months ended June 30, 2006, the Partnership recognized a loss on sale of discontinued operations as a result of an increase in the estimated costs related to the sale.

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

In June 2007, the American Institute of Certified Public Accountants (“the AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee.  SOP 07-1 applies to reporting periods beginning on or after December 15, 2007, but earlier adoption is encouraged. The Partnership is currently evaluating the impact, if any, that adoption of SOP 07-1 may have on its consolidated financial statements in the period of adoption.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $389,000 and $369,000 for the six months ended June 30, 2007 and 2006, respectively, which is included in operating expenses on the accompanying consolidated statements of operations.

The Partnership Agreement provides for a fee equal to 7.5% of "net cash from operations", as defined in the Partnership Agreement to be paid to the Managing General Partner for executive and administrative management services. One half of this fee is to be accrued and not paid unless the limited partners have received distributions equal to a 5% cumulative annual return on their adjusted capital investment as defined in the Partnership Agreement or there are proceeds from the sale of a property. A fee of approximately $12,000 was accrued for the six months ended June 30, 2007, which is included in general and administrative expenses. No fee was accrued for the six months ended June 30, 2006. A payment of approximately $20,000 of accrued fees was paid to the Managing General Partner in connection with the payment of an operating distribution during the six months ended June 30, 2007. The balance payable to the Managing General Partner at June 30, 2007 is approximately $32,000 and is included in due to affiliates on the accompanying consolidated balance sheet.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $203,000 and $218,000 for the six months ended June 30, 2007 and 2006, respectively, which is included in general and administrative expenses and investment properties.  The portion of these reimbursements included in investment properties for the six months ended June 30, 2007 and 2006 are construction management services provided by an affiliate of the Managing General Partner of approximately $64,000 and $101,000, respectively.

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

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2007, the Partnership was charged by AIMCO and its affiliates approximately $674,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2007 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $476,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2006.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.   On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006.  On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief.  The Partnership and its affiliates, as well as counsel for the Settlement Class, both filed Respondents’ Briefs on May 17, 2007.  Objector filed his response on August 3, 2007.  No hearing date has yet been scheduled.

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

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2007 and 2006:

	Average Occupancy
Property	2007	2006

Hunters Glen Apartments – IV	97%	95%
Plainsboro, New Jersey
Hunters Glen Apartments – V	97%	96%
Plainsboro, New Jersey
Hunters Glen Apartments - VI	97%	95%
Plainsboro, New Jersey
Twin Lake Towers Apartments	96%	98%
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

Results of Operations

The Partnership recognized net income of approximately $735,000 and $1,006,000 for the three and six months ended June 30, 2007, respectively, as compared to net income of $332,000 and $710,000 for the three and six months ended June 30, 2006, respectively. Net income increased for the three months ended June 30, 2007 due to an increase in total revenues and a decrease in total expenses. Net income increased for the six months ended June 30, 2007 due to an increase in total revenues along with a decrease in loss on sale of discontinued operations offset by an increase in total expenses.

The Partnership recognized a loss on sale of discontinued operations of approximately $58,000 during the six months ended June 30, 2006 as a result of an increase in the estimated costs related to the sale of Pickwick Place Apartments in December 2005.

Total revenues increased for the both the three and six months ended June 30, 2007 due primarily to an increase in rental income, and to a lesser extent, an increase in other income. For the three months ended June 30, 2007 rental income increased due to an increase in the average rental rate at all of the Partnership’s properties, an increase in occupancy at Hunters Glen Apartments IV, V, and VI and a reduction in bad debt expense at Hunters Glen Apartments IV and Twin Lake Towers Apartments partially offset by a decrease in occupancy at Twin Lake Towers Apartments and an increase in bad debt expense at Hunters Glen Apartments V and VI. For the six months ended June 30, 2007 rental income increased due to an increase in occupancy at Hunters Glen Apartments IV, V and VI, an increase in the average rental rate at all of the Partnership’s properties and a reduction in bad debt expense at Hunters Glen Apartments IV and Twin Lake Towers Apartments, partially offset by a decrease in occupancy at Twin Lake Towers Apartments and an increase in bad debt expense at Hunters Glen Apartments V and VI. Other income increased for both the three and six months ended June 30, 2007 primarily due to an increase in tenant utility reimbursements at Twin Lake Towers Apartments.

Total expenses decreased for the three months ended June 30, 2007 due to decreases in operating, depreciation and interest expense, partially offset by an increase in property tax expense. General and administrative expense remained relatively constant for the comparable period. Operating expense decreased primarily due to a decrease in administrative expense offset by an increase in maintenance expense. Administrative expense decreased primarily due to the recording of a liability during the three months ended June 30, 2006 relating to forfeiture of unclaimed property pursuant to applicable state and local laws.  Based on inquiries from state officials, affiliates of the Managing General Partner have reviewed the Partnership’s historic forfeiture of unclaimed property pursuant to applicable state and local laws and, as a result, the Partnership has recorded an estimate of amounts that may be due. Maintenance expense increased primarily due to increases in contract services at Hunters Glen Apartments IV and Twin Lake Towers Apartments. Total expenses increased for the six months ended June 30, 2007 due to increases in operating, property tax and general and administrative expenses, partially offset by decreases in depreciation and interest expense. Operating expense increased primarily due to increases in insurance and maintenance expenses. Insurance expense increased due to increases in insurance premiums at all of the Partnership’s properties. Maintenance expense increased primarily due to increases in snow removal at Hunters Glen Apartments IV, V, and VI and an increase in contract services at Hunters Glen Apartments IV. Property tax expense increased for both periods due to increases in the assessed value at all of the Partnership’s properties and an increase in the tax rates at Hunters Glen Apartments IV, V and VI, partially offset by a decrease in the tax rate at Twin Lake Towers Apartments. The decrease in depreciation expense for both periods is due to assets becoming fully depreciated at Hunters Glen Apartments IV and V and Twin Lake Towers Apartments. Interest expense decreased for both periods due to a reduction in interest on the mortgages encumbering the investment properties as a result of scheduled principal payments which reduced the carrying balance of the mortgages.

General and administrative expenses remained comparable for the three months ended June 30, 2007 and increased for the six months ended June 30, 2007 due to an increase in the management fee based on cash from operations payable to the Managing General Partner, an increase in the cost of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement and an increase in the partner tax paid to the State of New Jersey, partially offset by a decrease in the costs associated with the annual audit required by the Partnership Agreement.  Also included in general and administrative expenses for both the three  and six months ended June 30, 2007 and 2006 are costs associated with the quarterly and annual communications with investors and regulatory agencies and costs associated with the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At June 30, 2007 the Partnership had cash and cash equivalents of approximately $1,084,000 compared to approximately $1,002,000 at June 30, 2006. Cash and cash equivalents increased approximately $111,000 since December 31, 2006 due to approximately $1,599,000 of cash provided by operating activities, partially offset by approximately $844,000 and $644,000 of cash used in investing and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of principal payments on the mortgages encumbering the Partnership’s properties and distributions to partners. The Partnership invests its working capital reserves in interest bearing accounts.

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

Hunters Glen Apartments IV

During the six months ended June 30, 2007, the Partnership completed approximately $339,000 of capital improvements at the property consisting primarily of floor covering, water heater, and appliance replacements, electrical work, and kitchen and bath countertop resurfacing. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital improvements will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Hunters Glen Apartments V

During the six months ended June 30, 2007, the Partnership completed approximately $127,000 of capital improvements at the property consisting primarily of floor covering, appliance and water heater replacements and kitchen and bath countertop resurfacing.  These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital improvements will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Hunters Glen Apartments VI

During the six months ended June 30, 2007, the Partnership completed approximately $225,000 of capital improvements at the property consisting primarily of floor covering, appliance, and water heater replacements and kitchen and bath countertop resurfacing. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital improvements will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Twin Lake Towers Apartments

During the six months ended June 30, 2007, the Partnership completed approximately $112,000 of capital improvements at the property consisting primarily of floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital improvements will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Capital expenditures will be incurred only to the extent of cash available from operations and Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected, at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The Partnership's mortgage indebtedness encumbering Hunters Glen Apartments IV, V and VI of approximately $56,039,000 matures in December 2015 with a one year extension option and balloon payments of approximately $48,940,000 due at maturity. The mortgage indebtedness encumbering Twin Lake Towers Apartments of approximately $10,420,000 matures in July 2013, at which time a balloon payment totaling approximately $7,385,000 will be due. The Managing General Partner will attempt to refinance the mortgages on Hunters Glen Apartments IV, V, VI, and Twin Lake Towers Apartments and/or sell the properties prior to the maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing the properties through foreclosure.

The Partnership distributed the following amounts during the six months ended June 30, 2007 and 2006 (in thousands, except per unit data):

	Six Months		Six Months
	Ended	Per Limited	Ended	Per Limited
	June 30,	Partnership	June 30,	Partnership
	2007	Unit	2006	Unit

Operations	$ 100	$ 2.21	$ --	$ --
Financing (1)	--	--	1,289	28.56
Total	$ 100	$ 2.21	$ 1,289	$ 28.56

1) From the December 2005 financings on Hunters Glen IV, V, and VI Apartments.

Future cash distributions will depend on the levels of cash generated from operations, and the timing of debt maturities, property sales and/or refinancings. The Partnership’s cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit additional distributions to its partners during 2007.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 33,745 limited partnership units (the "Units") in the Partnership representing 75.46% of the outstanding Units at June 30, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 75.46% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.   On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006.  On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief.  The Partnership and its affiliates, as well as counsel for the Settlement Class, both filed Respondents’ Briefs on May 17, 2007.  Objector filed his response on August 3, 2007.  No hearing date has yet been scheduled.

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

ANGELES PARTNERS XII
(A California Limited Partnership)

By: Angeles Realty Corporation II
Managing General Partner

Date: August 13, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 13, 2007	By: /s/Stephen B. Waters
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

Date:  August 13, 2007

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

Date:  August 13, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Angeles Realty Corporation II, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Angeles Partners XII (the "Partnership"), for the quarterly period ended June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: August 13, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: August 13, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.