Form 10QSB
period 2007-09-30
ANGELES PARTNERS XII
filed 2007-11-14
CIK 720392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

ANGELES PARTNERS XII

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

September 30, 2007

Assets
Cash and cash equivalents		$ 17,173
Receivables and deposits		623
Other assets		2,168
Investment properties:
Land	$ 6,468
Buildings and related personal property	67,685
	74,153
Less accumulated depreciation	(59,235)	14,918
		$ 34,882

Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 298
Tenant security deposit liabilities		464
Accrued property taxes		291
Other liabilities		765
Due to affiliates (Note B)		77
Mortgage notes payable		81,908

Partners' Deficit
General partners	$ (207)
Limited partners (44,718 units issued and
outstanding)	(48,714)	(48,921)
		$ 34,882

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS XII

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues:
Rental income	$ 3,662	$ 3,455	$10,802	$10,181
Other income	441	313	1,256	1,048
Total revenues	4,103	3,768	12,058	11,229

Expenses:
Operating	1,415	1,325	4,203	3,906
General and administrative	151	93	411	316
Depreciation	496	506	1,460	1,495
Interest	1,166	1,100	3,323	3,297
Property taxes	440	354	1,220	1,057
Total expenses	3,668	3,378	10,617	10,071

Income from continuing operations	435	390	1,441	1,158
Loss on sale of discontinued
operations (Note A)	--	--	--	(58)

Net income	$ 435	$ 390	$ 1,441	$ 1,100

Net income allocated to general
partners (1%)	$ 4	$ 4	$ 14	$ 11
Net income allocated to limited
partners (99%)	431	386	1,427	1,089
	$ 435	$ 390	$ 1,441	$ 1,100
Per limited partnership unit:
Income from continuing operations	$ 9.64	$ 8.63	$ 31.91	$ 25.63
Loss on sale of discontinued operations	--	--	--	(1.28)
Net income per limited partnership unit	$ 9.64	$ 8.63	$ 31.91	$ 24.35

Distributions per limited partnership unit	$ --	$ 9.08	$ 2.21	$ 37.64

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS XII

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	44,773	$ 1	$ 44,773	$ 44,774

Partners' deficit at
December 31, 2006	44,718	$ (220)	$(50,042)	$(50,262)

Distributions to partners	--	(1)	(99)	(100)

Net income for the nine months
ended September 30, 2007	--	14	1,427	1,441

Partners' deficit at
September 30, 2007	44,718	$ (207)	$(48,714)	$(48,921)

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS XII

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income	$ 1,441	$ 1,100
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	1,460	1,495
Amortization of loan costs	156	148
Loss on sale of discontinued operations	--	58
Change in accounts:
Receivables and deposits	41	41
Other assets	(203)	(197)
Accounts payable	34	48
Tenant security deposit liabilities	37	(9)
Accrued property taxes	(75)	(60)
Other liabilities	(7)	22
Due to affiliates	37	(16)
Net cash provided by operating activities	2,921	2,630

Cash flows used in investing activities:
Property improvements and replacements	(1,358)	(1,889)

Cash flows from financing activities:
Payments on mortgage notes payable	(809)	(759)
Proceeds from mortgage notes payable	15,714	--
Loan costs paid	(168)	--
Distributions to partners	(100)	(1,699)
Net cash provided by (used in) financing activities	14,637	(2,458)

Net increase (decrease) in cash and cash equivalents	16,200	(1,717)
Cash and cash equivalents at beginning of period	973	2,464

Cash and cash equivalents at end of period	$ 17,173	$ 747

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 3,099	$ 3,152

Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts
payable	$ 136	$ 127

At December 31, 2006 and 2005, accounts payable included approximately $116,000 and $191,000 of property improvements and replacements, which are included in property improvements and replacements for the nine months ended September 30, 2007 and 2006, respectively.

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS XII

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Partners XII (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of Angeles Realty Corporation II (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

The Partnership sold one of its investment properties, Pickwick Place Apartments, in December 2005. During the nine months ended September 30, 2006, the Partnership recognized a loss on sale of discontinued operations as a result of an increase in the estimated costs related to the sale.

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

In June 2007, the American Institute of Certified Public Accountants (“the AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee.  SOP 07-1 applies to reporting periods beginning on or after December 15, 2007; however, the FASB has decided to issue an exposure draft that would indefinitely delay the effective date of SOP 07-1 until the FASB can reassess the provisions of SOP 07-1. The Partnership is currently evaluating the impact, if any, that adoption of SOP 07-1 may have on its consolidated financial statements in the period of adoption.

Certain reclassifications have been made to the 2006 information to conform to the 2007 presentation.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $593,000 and $556,000 for the nine months ended September 30, 2007 and 2006, respectively, which is included in operating expenses on the accompanying consolidated statements of operations.

The Partnership Agreement provides for a fee equal to 7.5% of "net cash from operations", as defined in the Partnership Agreement to be paid to the Managing General Partner for executive and administrative management services. One half of this fee is to be accrued and not paid unless the limited partners have received distributions equal to a 5% cumulative annual return on their adjusted capital investment as defined in the Partnership Agreement or there are proceeds from the sale of a property. A fee of approximately $56,000 was accrued for the nine months ended September 30, 2007, which is included in general and administrative expenses. No fee was accrued for the nine months ended September 30, 2006. A payment of approximately $20,000, representing one half of the accrued fees due at December 31, 2006, was paid to the Managing General Partner, per the Partnership Agreement, in connection with the payment of an operating distribution during the nine months ended September 30, 2007. The balance payable to the Managing General Partner at September 30, 2007 is approximately $77,000 and is included in due to affiliates on the accompanying consolidated balance sheet.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $290,000 and $319,000 for the nine months ended September 30, 2007 and 2006, respectively, which is included in general and administrative expenses and investment properties.  The portion of these reimbursements included in investment properties for the nine months ended September 30, 2007 and 2006 are construction management services provided by an affiliate of the Managing General Partner of approximately $100,000 and $151,000, respectively.

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

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2007 and 2006, the Partnership was charged by AIMCO and its affiliates approximately $683,000 and $476,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C –Mortgage Financing

On August 31, 2007, the Partnership obtained third mortgages in the total principal amount of approximately $15,714,000 on Hunters Glen Apartments IV, V, and VI. The third mortgages bear interest at a fixed interest rate of 5.84% and require monthly payments of principal and interest of approximately $93,000 in the aggregate beginning on October 1, 2007 through the December 1, 2015 maturity date.  The third mortgages have a balloon payment of approximately $13,695,000 due at maturity.  If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to December 1, 2016 during which period the third mortgages would require monthly payments of principal and interest, and would bear interest at a rate equal to the average of the one-month LIBOR plus 250 basis points. The Partnership may prepay the third mortgages at any time with 30 days written notice to the lender subject to a prepayment penalty. As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing. Loan costs of approximately $168,000 were incurred in connection with obtaining the third mortgages and have been capitalized and are included in other assets on the accompanying consolidated balance sheet.

Note D – Redevelopment

During the third quarter of 2007 the Partnership committed to a redevelopment project at one of its investment properties, Twin Lake Towers Apartments.  The redevelopment project is estimated to cost approximately $24,193,000 with the work to commence by November 2007 and to be completed by April 2010.  The redevelopment is expected to consist of improvements to building exteriors, apartment interiors and common areas, plus construction of a new recreational and leasing center facility.  Improvements to the site will include landscaping, exterior lighting, signage, new parking garages and a swimming pool.  Improvements to the building exteriors will include masonry upgrades, balcony railing upgrades and new roofs.  Improvements to the apartment interiors will include upgrades to the kitchens, cabinetry, countertops, flooring, light fixtures, plumbing fixtures, closet doors and other finish type items.  Improvements to the common areas will include a redesign of the building entries and lobbies, new finishes for corridors and upgrading laundry rooms.  Various mechanical, plumbing and electrical systems will also be upgraded.  An affiliate of the Managing General Partner will be supervising the redevelopment project and will receive a fee equal to 4% of the actual redevelopment costs incurred.  The Partnership expects to fund the redevelopment with retention of the proceeds received from the third mortgages obtained on August 31, 2007 on Hunters Glen Apartments IV, V and VI, advances from an affiliate of the Managing General Partner and available cash flow from Partnership operations.  During the construction period, certain costs will be capitalized and depreciated over the remaining life of the property.  No such costs have been capitalized as of September 30, 2007.

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

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2007 and 2006:

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

Results of Operations

The Partnership recognized net income of approximately $435,000 and $1,441,000 for the three and nine months ended September 30, 2007, respectively, as compared to net income of approximately $390,000 and $1,100,000 for the three and nine months ended September 30, 2006, respectively. Net income increased for the three months ended September 30, 2007 due to an increase in total revenues partially offset by an increase in total expenses. Net income increased for the nine months ended September 30, 2007 due to an increase in total revenues along with a decrease in loss on sale of discontinued operations partially offset by an increase in total expenses.

The Partnership recognized a loss on sale of discontinued operations of approximately $58,000 during the nine months ended September 30, 2006 as a result of an increase in the estimated costs related to the sale of Pickwick Place Apartments in December 2005.

Total revenues increased for both the three and nine months ended September 30, 2007 due primarily to an increase in rental income and an increase in other income. For the three months ended September 30, 2007 rental income increased due to an increase in the average rental rate at all of the Partnership’s properties, an increase in occupancy at Hunters Glen Apartments IV, V, and VI and a reduction in bad debt expense at Hunters Glen Apartments IV and Twin Lake Towers Apartments partially offset by a decrease in occupancy at Twin Lake Towers Apartments and an increase in bad debt expense at Hunters Glen Apartments V and VI. For the nine months ended September 30, 2007 rental income increased due to an increase in occupancy at Hunters Glen Apartments IV, V and VI, an increase in the average rental rate at all of the Partnership’s properties and a reduction in bad debt expense at Twin Lake Towers Apartments, partially offset by a decrease in occupancy at Twin Lake Towers Apartments and an increase in bad debt expense at Hunters Glen Apartments IV, V, and VI. Other income increased for both the three and nine months ended September 30, 2007 primarily due to an increase in tenant utility reimbursements at Twin Lake Towers Apartments.

Total expenses increased for both the three and nine months ended September 30, 2007 due to increases in operating, interest, property tax, and general and administrative expenses. Depreciation expense remained relatively constant for the three months ended September 30, 2007 and decreased for the nine months ended September 30, 2007. Operating expense increased for both the three and nine months ended September 30, 2007 primarily due to increases in property, maintenance, and insurance expenses and property management fees. Property expense increased primarily due to increases in salaries and related benefits at Hunters Glen Apartments IV. Maintenance expense increased primarily due to increases in contract services at Hunters Glen Apartments IV. Insurance expense increased due to an increase in insurance premiums at all of the Partnership’s properties.  Property management fees increased as a result of an increase in rental income on which such fee is based.  Interest expense increased due to an increase in debt as result of obtaining third mortgages at Hunter Glen Apartments IV, V, and VI, as discussed below, partially offset by a reduction in interest on the first and second mortgages encumbering the investment properties as a result of scheduled principal payments which reduced the carrying balance of the mortgages. Property tax expense increased due to an increase in the assessed value at all of the Partnership’s properties and an increase in the tax rates at Hunters Glen Apartments IV, V and VI, partially offset by a decrease in the tax rate at Twin Lake Towers Apartments.  The decrease in depreciation expense for the nine months ended September 30, 2007 is due to assets becoming fully depreciated at Hunters Glen Apartments IV and V and Twin Lake Towers Apartments. General and administrative expenses increased for the three and nine months ended September 30, 2007 due to an increase in the management fee based on cash from operations payable to the Managing General Partner, an increase in the cost of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement and an increase in the partner tax paid to the State of New Jersey, partially offset by a decrease in the costs associated with the annual audit required by the Partnership Agreement.  Also included in general and administrative expenses for both the three  and nine months ended September 30, 2007 and 2006 are costs associated with the quarterly and annual communications with investors and regulatory agencies and costs associated with the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At September 30, 2007 the Partnership had cash and cash equivalents of approximately $17,173,000 compared to approximately $747,000 at September 30, 2006. Cash and cash equivalents increased approximately $16,200,000 since December 31, 2006 due to approximately $14,637,000 and $2,921,000 of cash provided by financing and operating activities, respectively, partially offset by approximately $1,358,000 of cash used in investing activities. Cash provided by financing activities consisted of loan proceeds received as a result of the third mortgages obtained on Hunters Glen Apartments IV, V and VI, partially offset by principal payments on the first and second mortgages encumbering the Partnership’s properties, loan costs paid in connection with the third mortgages and distributions to partners.  Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

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

Hunters Glen Apartments IV

During the nine months ended September 30, 2007, the Partnership completed approximately $510,000 of capital improvements at the property consisting primarily of floor covering, water heater, and appliance replacements, electrical work, and kitchen and bath countertop resurfacing. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital improvements will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Hunters Glen Apartments V

During the nine months ended September 30, 2007, the Partnership completed approximately $239,000 of capital improvements at the property consisting primarily of floor covering, appliance and water heater replacements, and kitchen and bath countertop resurfacing.  These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital improvements will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Hunters Glen Apartments VI

During the nine months ended September 30, 2007, the Partnership completed approximately $392,000 of capital improvements at the property consisting primarily of floor covering, appliance, air conditioning and water heater replacements, and kitchen and bath countertop resurfacing. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital improvements will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Twin Lake Towers Apartments

During the nine months ended September 30, 2007, the Partnership completed approximately $237,000 of capital improvements at the property consisting primarily of floor covering replacements and initial costs associated with the upcoming redevelopment of the property. These improvements were funded from operating cash flow. During the third quarter of 2007 the Partnership committed to a redevelopment project at one of its investment properties, Twin Lake Towers Apartments.  The redevelopment project is estimated to cost approximately $24,193,000 with the work to commence by November 2007 and to be completed by April 2010.  The redevelopment is expected to consist of improvements to building exteriors, apartment interiors and common areas, plus construction of a new recreational and leasing center facility.  Improvements to the site will include landscaping, exterior lighting, signage, new parking garages and a swimming pool.  Improvements to the building exteriors will include masonry upgrades, balcony railing upgrades and new roofs.  Improvements to the apartment interiors will include upgrades to the kitchens, cabinetry, countertops, flooring, light fixtures, plumbing fixtures, closet doors and other finish type items.  Improvements to the common areas will include a redesign of the building entries and lobbies, new finishes for corridors and upgrading laundry rooms.  Various mechanical, plumbing and electrical systems will also be upgraded.  An affiliate of the Managing General Partner will be supervising the redevelopment project and will receive a fee equal to 4% of the actual redevelopment costs incurred.  The Partnership expects to fund the redevelopment with retention of the proceeds received from the third mortgages obtained on August 31, 2007 on Hunters Glen Apartments IV, V and VI, advances from an affiliate of the Managing General Partner and available cash flow from Partnership operations. During the construction period, certain costs will be capitalized and depreciated over the remaining life of the property. No such costs have been capitalized as of September 30, 2007. The Partnership regularly evaluates the capital improvement needs of the property. Other than the redevelopment project the Partnership has no material commitments for property improvements and replacements, but certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Capital expenditures will be incurred only to the extent of cash available from operations and Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected, at least in the short term.

On August 31, 2007, the Partnership obtained third mortgages in the total principal amount of approximately $15,714,000 on Hunters Glen Apartments IV, V, and VI. The third mortgages bear interest at a fixed interest rate of 5.84% and require monthly payments of principal and interest of approximately $93,000 in the aggregate beginning on October 1, 2007 through the December 1, 2015 maturity date.  The third mortgages have a balloon payment of approximately $13,695,000 due at maturity. If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to December 1, 2016 during which period the third mortgages would require monthly payments of principal and interest, and would bear interest at a rate equal to the average of the one-month LIBOR plus 250 basis points. The Partnership may prepay the third mortgages at any time with 30 days written notice to the lender subject to a prepayment penalty. As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing. Loan costs of approximately $168,000 were incurred in connection with obtaining the third mortgages and have been capitalized and are included in other assets.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements and redevelopment costs referred to above) of the Partnership. The Partnership's mortgage indebtedness encumbering Hunters Glen Apartments IV, V and VI of approximately $71,599,000 matures in December 2015 with a one year extension option and balloon payments of approximately $62,635,000 due at maturity. The mortgage indebtedness encumbering Twin Lake Towers Apartments of approximately $10,309,000 matures in July 2013, at which time a balloon payment totaling approximately $7,385,000 will be due. The Managing General Partner will attempt to refinance the mortgages on Hunters Glen Apartments IV, V, VI, and Twin Lake Towers Apartments and/or sell the properties prior to the maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing the properties through foreclosure.

The Partnership distributed the following amounts during the nine months ended September 30, 2007 and 2006 (in thousands, except per unit data):

	Nine Months		Nine Months
	Ended	Per Limited	Ended	Per Limited
	September 30,	Partnership	September 30,	Partnership
	2007	Unit	2006	Unit

Operations	$ 100	$ 2.21	$ 371	$ 8.21
Financing (1)	--	--	1,328	29.43
Total	$ 100	$ 2.21	$ 1,699	$ 37.64

1) From the December 2005 financings on Hunters Glen Apartments IV, V, and VI.

Future cash distributions will depend on the levels of cash generated from operations, and the timing of debt maturities, property sales and/or refinancings. The Partnership’s cash available for distribution is reviewed on a monthly basis. Given the current redevelopment project at Twin Lake Towers Apartments, it is not expected that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit additional distributions to its partners during 2007 or for the foreseeable future.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 33,750 limited partnership units (the "Units") in the Partnership representing 75.47% of the outstanding Units at September 30, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 75.47% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Capitalized Costs Related to Redevelopment and Construction Projects

The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects. Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with SFAS No. 34, “Capitalization of Interest Costs” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.” Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.

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

Item 4.

Submission of Matters to a Vote of Security Holders

On October 2, 2007, the Partnership filed an information statement notifying holders of limited partnership units that AIMCO and its affiliates, owning 33,750 units, or approximately 75.47% of total outstanding limited partnership units, agreed to amend the Partnership Agreement. The amendment would explicitly permit the Managing General Partner and its affiliates to provide services to the Partnership in connection with the redevelopment of the Partnership's investment properties, including Twin Lake Towers Apartments, which is currently under redevelopment, and to receive fees or other compensation for such services, provided that any such compensation shall not exceed an amount which is competitive in price and terms with non-affiliated parties rendering comparable services. An affiliate of the Managing General Partner is to receive a $25,000 redevelopment planning fee and a redevelopment supervision fee of 4% of the total actual redevelopment costs, or approximately $780,000 based on estimated redevelopment costs as of October 2, 2007.

Item 5.

Other Information

On October 22, 2007, the Partnership Agreement was amended to allow the Managing General Partner to cause the Partnership to enter into any contract with the Managing General Partner or its affiliates to provide services to the Partnership in connection with redevelopment of any of the properties owned by the Partnership, and receive fees or other compensation from the Partnership for such services, provided that any such fees or other compensation shall not exceed an amount which is competitive in price and terms with other nonaffiliated persons rendering comparable services. A copy of this amendment is attached as Exhibit 3.2.

Item 6.

Exhibits

See Exhibit Index Attached.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANGELES PARTNERS XII
(A California Limited Partnership)

By: Angeles Realty Corporation II
Managing General Partner

Date: November 13, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 13, 2007	By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

ANGELES PARTNERS XII

EXHIBIT INDEX

Exhibit Number

Description of Exhibit

3.1

Amended Certificate and Agreement of Limited Partnership dated May 26, 1983 filed in Form S-11 dated June 2, 1983 and is incorporated herein by reference.

3.2

Amendment to the Amended Certificate and Agreement of Limited Partnership Agreement, dated October 22, 2007.

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

10.40

Form of Multifamily Note between Capmark Bank and Hunters Glen AP XII L.P, a South Carolina limited partnership in reference to Hunters Glen IV Apartments. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 31, 2007.

10.41

Form of Multifamily Note between Capmark Bank and Hunters Glen AP XII L.P, a South Carolina limited partnership in reference to Hunters Glen V and VI Apartments. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 31, 2007.

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