Form 10KSB
period 2007-12-31
ANGELES PARTNERS XII
filed 2008-03-31
CIK 720392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-KSB

 (Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Limited Partnership Units

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes []  No[X]

State issuer's revenues for its most recent fiscal year.  $16,310,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2007.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE None

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X]

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and, in addition, will be affected by a variety of risks and factors that are beyond the Partnership’s control including, without limitation: natural disasters such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s properties and interpretations of those regulations; the competitive environment in which the Partnership operates; financing risks, including the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risks; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership.   Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto, as well as the section entitled “Risk Factors” described in Item 1 of this Annual Report and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

PART I

Item 1.

Description of Business

Angeles Partners XII (the "Partnership" or "Registrant") is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act pursuant to the amended Certificate and Agreement of Limited Partnership (herein referred to as the "Agreement") dated May 26, 1983.  The Partnership's managing general partner is Angeles Realty Corporation II ("ARC II" or the "Managing General Partner"), a California corporation. The Managing General Partner is a wholly-owned subsidiary of Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust.  The Elliott Accommodation Trust and the Elliott Family Partnership, a California limited partnership, were the Non-Managing General Partners.  Effective December 31, 1997, the Elliott Family Partnership, Ltd. acquired the Elliott Accommodation Trust's general partner interest in the Partnership. On June 30, 2000, the Elliott Family Partnership sold its remaining interest to AIMCO Properties, L.P., a wholly owned subsidiary of AIMCO. The Managing General Partner and the Non-Managing General Partner are herein referred to collectively as the "General Partners". The Partnership Agreement provides that the Partnership is to terminate on December 31, 2035, unless terminated prior to such date.

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

The Partnership is engaged in the business of operating and holding real estate properties for investment. In 1984 and 1985 during its acquisition phase, the Partnership acquired ten existing apartment properties and one existing commercial property. In 1990, the Partnership lost one of its apartment properties to foreclosure. During 1991, the Partnership acquired a 44.5% general partnership interest in a joint venture, Princeton Meadows Golf Course Joint Venture ("Joint Venture"), partnering with two affiliated partnerships. In 1999, the Partnership sold its only commercial property, one of its apartment properties and the Joint Venture sold its only investment property, Princeton Meadows Golf Course. In May 2001, the Partnership sold two of its apartment properties. In April and December 2005, the Partnership sold two of its six remaining apartment properties. As of December 31, 2007, the Partnership continues to own and operate four apartment complexes. (see "Item 2. Description of Properties").

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

Risk Factors

The risk factors noted in this section and other factors noted throughout this Report describe certain risks and uncertainties that could cause the Partnership’s actual results to differ materially from those contained in any forward-looking statement.

Failure to generate sufficient net operating income may limit the Partnership’s ability to pay distributions.

The Partnership’s ability to make distributions to its investors depends on its ability to generate net operating income in excess of required debt payments and capital expenditure requirements. Net operating income may be adversely affected by events or conditions beyond the Partnership’s control, including:

•

the general economic climate;

•

competition from other apartment communities and other housing options;

•

local conditions, such as loss of jobs or an increase in the supply of apartments, that might adversely affect apartment occupancy or rental rates;

•

changes in governmental regulations and the related cost of compliance;

•

increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents;

•

changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multifamily housing; and

•

changes in interest rates and the availability of financing.

Redevelopment and construction risks could affect the Partnership’s profitability.

One of the Partnership’s properties, Twin Lake Towers Apartments, is currently under redevelopment. These activities are subject to the following risks:

•

the Partnership may be unable to obtain, or experience delays in obtaining, necessary zoning, occupancy, or other required governmental or third party permits and authorizations, which could result in increased costs or the delay or abandonment of opportunities;

•

the Partnership may incur costs that exceed its original estimates due to increased material, labor or other costs;

•

the Partnership may be unable to complete construction and lease up of a property on schedule, resulting in increased construction and financing costs and a decrease in expected rental revenues;

•

occupancy rates and rents at a property may fail to meet the Partnership’s  expectations for a number of reasons, including changes in market and economic conditions beyond the Partnership’s control and the development by competitors of competing communities;

•

the Partnership may abandon opportunities that it has already begun to explore for a number of reasons, including changes in local market conditions or increases in construction or financing costs, and, as a result, it may fail to recover expenses already incurred in exploring those opportunities; and

•

the Partnership may incur liabilities to third parties during the redevelopment process, for example, in connection with resident terminations, or managing existing improvements on the site prior to resident terminations.

The Partnership’s existing and future debt financing could render it unable to operate, result in foreclosure on its properties or prevent it from making distributions on its equity.

The Partnership’s strategy is generally to incur debt to increase the return on its equity while maintaining acceptable interest coverage ratios. Payments of principal and interest may leave the Partnership with insufficient cash resources to operate its properties or pay distributions.  The Partnership is also subject to the risk that its cash flow from operations will be insufficient to make required payments of principal and interest, and the risk that existing indebtedness may not be refinanced or that the terms of any refinancing will not be as favorable as the terms of existing indebtedness. If the Partnership fails to make required payments of principal and interest on secured debt, its lenders could foreclose on the properties securing such debt, which would result in loss of income and asset value to the Partnership.

Competition could limit the Partnership’s ability to lease apartments or increase or maintain rents.

The Partnership’s apartment properties compete for residents with other housing alternatives, including other rental apartments, condominiums and single-family homes that are available for rent, as well as new and existing condominiums and single-family homes for sale. Competitive residential housing in such market area could adversely affect the Partnership’s ability to lease apartments and to increase or maintain rental rates.

Laws benefiting disabled persons may result in the Partnership’s incurrence of unanticipated expenses.

Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990, to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership’s properties, or restrict renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Partnership believes that its properties are substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

Potential liability or other expenditures associated with potential environmental contamination may be costly.

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its properties.

Moisture infiltration and resulting mold remediation may be costly.

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

Item 2.

Description of Property

The following table sets forth the Partnership's investments in properties as of December 31, 2007:

Date of
Property	Purchase	Type of Ownership	Use

Hunters Glen Apts - IV	01/31/85	Fee ownership subject to first,	Apartment
Plainsboro, New Jersey		second, and third mortgages (1)	264 units

Hunters Glen Apts - V	01/31/85	Fee ownership subject to first,	Apartment
Plainsboro, New Jersey		second, and third mortgages (1)	304 units

Hunters Glen Apts - VI	01/31/85	Fee ownership subject to first,	Apartment
Plainsboro, New Jersey		second, and third mortgages (1)	328 units

Twin Lake Towers
Apartments	03/30/84	Fee ownership subject to	Apartments
Westmont, Illinois		first mortgage (1)	399 units

(1)

Property is held by a Limited Partnership in which the Partnership ultimately owns a 100% interest.

Schedule of Properties

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and federal tax basis.

	Gross			Method
	Carrying	Accumulated	Depreciable	of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)

Hunters Glen Apts-IV	$15,692	$12,004	5-40 yrs	Straight line	$ 4,164
Hunters Glen Apts-V	17,653	13,780	5-40 yrs	Straight line	4,349
Hunters Glen Apts-VI	19,583	15,051	5-40 yrs	Straight line	4,554
Twin Lake Towers Apts	23,955	18,920	5-40 yrs	Straight line	5,729

	$76,883	$59,755			$18,796

See "Note A – Organization and Summary of Significant Accounting Policies" of the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

	Principal				Principal
	Balance At				Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2007	Rate (1)	Amortized	Date (2)	Maturity
	(in thousands)				(in thousands)

Hunters Glen Apts IV
1st mortgage	$10,903	5.51%	30 yrs	12/2015	$ 9,374
2nd mortgage	5,360	5.63%	30 yrs	12/2015	4,622
3rd mortgage	4,529	5.84%	30 yrs	12/2015	3,959
Hunters Glen Apts V
1st mortgage	12,648	7.39%	30 yrs	12/2015	11,357
2nd mortgage	6,685	5.63%	30 yrs	12/2015	5,765
3rd mortgage	5,457	5.84%	30 yrs	12/2015	4,771
Hunters Glen Apts VI
1st mortgage	13,164	7.39%	30 yrs	12/2015	11,821
2nd mortgage	6,958	5.63%	30 yrs	12/2015	6,001
3rd mortgage	5,680	5.84%	30 yrs	12/2015	4,965
Twin Lake Towers Apts
1st mortgage	10,197	4.54%	20 yrs	07/2013	7,385
	$81,581				$70,020

 (1)

Fixed rate mortgages.

 (2)

See "Item 7. Financial Statements - Note B – Mortgage Notes Payable" for information with respect to the Registrant's ability to prepay these loans and more specific details as to the terms of the loans.

On August 31, 2007, the Partnership obtained third mortgages in the total principal amount of approximately $15,714,000 on Hunters Glen Apartments IV, V, and VI. The third mortgages bear interest at a fixed interest rate of 5.84% and require monthly payments of principal and interest of approximately $93,000 in the aggregate beginning on October 1, 2007 through the December 1, 2015 maturity date.  The third mortgages have a balloon payment of approximately $13,695,000 due at maturity.  If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to December 1, 2016 during which period the third mortgages would require monthly payments of principal and interest, and would bear interest at a rate equal to the average of the one-month LIBOR plus 250 basis points. The Partnership may prepay the third mortgages at any time with 30 days written notice to the lender subject to a prepayment penalty. As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage financing. Loan costs of approximately $192,000 were incurred in connection with obtaining the third mortgages and have been capitalized and are included in other assets on the consolidated balance sheet included in “Item 7, Financial Statements.”

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2007 and 2006 for each property were as follows:

	Average Annual		Average Annual
	Rental Rates		Occupancy
	(per unit)
Property	2007	2006	2007	2006

Hunters Glen Apartments – IV (1)	$12,538	$11,986	98%	95%
Hunters Glen Apartments – V	12,487	11,809	97%	96%
Hunters Glen Apartments – VI	12,289	11,726	96%	95%
Twin Lake Towers Apartments	10,026	9,451	97%	98%

(1)

The Managing General Partner attributes the increase in occupancy at Hunters Glen Apartments - IV to increased marketing and resident retention efforts.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other residential apartment complexes in the area. The Managing General Partner believes that all of the properties are adequately insured. The residential properties are apartment complexes which lease units for terms of one year or less.  As of December 31, 2007, no residential tenant leases 10% or more of the available rental space.  With the exception of the property currently in redevelopment (as discussed in “Capital Improvements” below), the properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rates

Real estate taxes and rates in 2007 for each property were:

	2007	2007
	Billing	Rate
	(in thousands)

Hunters Glen Apartments-IV	$ 344	2.208%
Hunters Glen Apartments-V	398	2.218%
Hunters Glen Apartments-VI	428	2.213%
Twin Lake Towers Apartments	388	5.587%

Capital Improvements

Hunters Glen Apartments IV

During the year ended December 31, 2007, the Partnership completed approximately $701,000 of capital improvements at the property consisting primarily of floor covering, water heater and appliance replacements, electrical work, and kitchen and bath countertop resurfacing and air conditioning upgrades. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008. Such capital improvements will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Hunters Glen Apartments V

During the year ended December 31, 2007, the Partnership completed approximately $393,000 of capital improvements at the property consisting primarily of floor covering, appliance, cabinetry and water heater replacements, and kitchen and bath countertop resurfacing. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008. Such capital improvements will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Hunters Glen Apartments VI

During the year ended December 31, 2007, the Partnership completed approximately $691,000 of capital improvements at the property consisting primarily of floor covering, appliance, cabinetry, heating and air conditioning unit upgrades and structural improvements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008. Such capital improvements will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Twin Lake Towers Apartments

During the year ended December 31, 2007, the Partnership completed approximately $93,000 of capital improvements at the property consisting of floor covering replacements.  These improvements were funded from operating cash flow.  During the third quarter of 2007 the Partnership began a redevelopment project at Twin Lake Towers Apartments.  The redevelopment project is estimated to cost approximately $24,328,000.  The work commenced November 2007 and is expected to be completed by April 2010.  The redevelopment is expected to consist of improvements to building exteriors, apartment interiors and common areas, plus construction of a new recreational and leasing center facility.  Improvements to the site will include landscaping, exterior lighting, signage, new parking garages and a swimming pool.  Improvements to the building exteriors will include masonry upgrades, balcony railing upgrades and new roofs.  Improvements to the apartment interiors will include upgrades to the kitchens, cabinetry, countertops, flooring, light fixtures, plumbing fixtures, closet doors and other finish type items.  Improvements to the common areas will include a redesign of the building entries and lobbies, new finishes for corridors and upgrading laundry rooms.  Various mechanical, plumbing and electrical systems will also be upgraded.  An affiliate of the Managing General Partner will be supervising the redevelopment project and will receive a fee equal to 4% of the actual redevelopment costs incurred.  The Partnership expects to fund the redevelopment with advances from AIMCO Properties, L.P., an affiliate of the Managing General Partner and available cash flow from Partnership operations.  During the construction period, certain costs will be capitalized and depreciated over the remaining life of the property. During the year ended December 31, 2007 the Partnership completed approximately $2,230,000 of capital improvements associated with the redevelopment project including capitalized construction period interest of approximately $13,000.  The Partnership regularly evaluates the capital improvement needs of the property. Other than the redevelopment project the Partnership has no material commitments for property improvements and replacements, but certain routine capital expenditures are anticipated during 2008. Such capital expenditures will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Capital expenditures will be incurred only to the extent of cash available from operations, Partnership reserves, or advances from affiliates. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected, at least in the short term.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing.  Appellant has until April 1, 2008 to file a Petition for Review with the California Supreme Court.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

Item 4.

Submission of Matters to a Vote of Security Holders

The unitholders of the Partnership did not vote on any matter through the solicitation of proxies or otherwise during the quarter ended December 31, 2007.

PART II

Item 5.

Market for the Partnership's Common Equity and Related Security Holder Matters

The Partnership, a publicly-held limited partnership, sold 44,773 Limited Partnership Units during its offering period through February 13, 1985.  As of December 31, 2007, the Partnership had 1,061 Limited Partners of record and 44,718 Limited Partnership Units (the "Units") outstanding. As of December 31, 2007, affiliates of the Managing General Partner owned 33,750 limited partnership units or 75.47% of the outstanding Units.  No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2007 and 2006 (in thousands, except per unit data):

	Year Ended	Per Limited	Year Ended	Per Limited
	December 31,	Partnership	December 31,	Partnership
	2007	Unit	2006	Unit

Operations	$ 100	$ 2.21	$ 696	$ 15.41
Financings (1)	--	--	1,328	29.43
Financings (2)	15,000	332.08	--	--
Total	$ 15,100	$334.29	$ 2,024	$ 44.84

(1)

From the December 2005 second mortgage financings on Hunters Glen Apartments IV, V and VI.

(2)

From the August 2007 third mortgage financings on Hunters Glen Apartments IV, V, and VI.

Future cash distributions will depend on the levels of cash generated from operations, and the timing of debt maturities, property sales and/or refinancings. The Partnership’s cash available for distribution is reviewed on a monthly basis. Considering the current redevelopment project at Twin Lake Towers Apartments, it is not expected that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any distributions to its partners during 2008 or the foreseeable future.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 33,750 Units in the Partnership representing 75.47% of the outstanding Units at December 31, 2007.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 75.47% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Results of Operations

The Partnership recognized net income of approximately $2,088,000 and $1,448,000 for the years ended December 31, 2007 and 2006, respectively. Net income increased for the year ended December 31, 2007 due to an increase in total revenues along with a decrease in loss on sale of discontinued operations, partially offset by an increase in total expenses.

The Partnership recognized a loss on sale of discontinued operations of approximately $58,000 during the year ended December 31, 2006 as a result of an increase in the estimated costs related to the sale of Pickwick Place Apartments in December 2005.

Total revenues increased for the year ended December 31, 2007 due to increases in both rental and other income. Rental income increased due to an increase in occupancy at Hunters Glen Apartments IV, V, and VI, an increase in the average rental rate at all of the Partnership’s properties, partially offset by a decrease in occupancy at Twin Lake Towers Apartments and an increase in bad debt expense at Hunters Glen Apartments V and VI. Other income increased for the year ended December 31, 2007 primarily due to an increase in tenant utility reimbursements at Twin Lake Towers Apartments and an increase in interest income due to higher average cash balances.

Total expenses increased for the year ended December 31, 2007 due to increases in operating, interest and property tax expenses, partially offset by decreases in depreciation and general and administrative expenses. Operating expense increased for the year ended December 31, 2007 primarily due to increases in property, maintenance, and insurance expenses and property management fees, partially offset by a decrease in administrative expense. Property expense increased primarily due to increases in salaries and related benefits at Hunters Glen Apartments IV. Maintenance expense increased primarily due to increases in repair costs associated with water pipe leaks and snow removal costs at both Hunters Glen Apartments IV and V. Insurance expense increased due to an increase in insurance premiums at Hunters Glen Apartments V and Twin Lake Towers Apartments, partially offset by a decrease in premiums at Hunters Glen Apartments VI.  Property management fees increased as a result of an increase in rental income on which such fee is based.  Administrative expense decreased primarily due to the recording of a liability during the year ended December 31, 2006 relating to the forfeiture of unclaimed property pursuant to applicable state and local laws at Hunters Glen Apartments V and Twin Lake Towers Apartments. Interest expense increased as a result of obtaining third mortgages at Hunter Glen Apartments IV, V, and VI, partially offset by a reduction in interest on the first and second mortgages encumbering the investment properties as a result of scheduled principal payments, which reduced the carrying balance of the mortgages. Property tax expense increased due to an increase in the tax rates at all of the investment properties, along with an increase in the assessed value of Twin Lake Towers Apartments.  The decrease in depreciation expense for the year ended December 31, 2007 is due to assets becoming fully depreciated at Twin Lake Towers Apartments.

General and administrative expense decreased for the year ended December 31, 2007 due to a decrease in the management fee based on net cash from operations payable to the Managing General Partner, partially offset by an increase in the cost of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement.  Also included in general and administrative expenses for both the years ended December 31, 2007 and 2006 are costs associated with the quarterly and annual communications with investors and regulatory agencies and costs associated with the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At December 31, 2007 the Partnership had cash and cash equivalents of approximately $1,088,000 compared to approximately $973,000 at December 31, 2006. Cash and cash equivalents increased approximately $115,000 since December 31, 2006 due to approximately $4,536,000 of cash provided by operating activities, partially offset by approximately $3,707,000 and $714,000 of cash used in investing and financing activities, respectively.  Cash used in investing activities consisted of property improvements and replacements.  Cash used in financing activities consisted of principal payments on the mortgages encumbering the Partnership’s properties, loan costs paid in connection with the third mortgages and distributions to partners, partially offset by loan proceeds received in connection with the third mortgages obtained on Hunters Glen Apartments IV, V and VI. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance.  During the third quarter of 2007 the Partnership began a redevelopment project at Twin Lake Towers Apartments.  The redevelopment project is estimated to cost approximately $24,328,000.  The work commenced November 2007 and is expected to be completed by April 2010.  The redevelopment is expected to consist of improvements to building exteriors, apartment interiors and common areas, plus construction of a new recreational and leasing center facility.  Improvements to the site will include landscaping, exterior lighting, signage, new parking garages and a swimming pool.  Improvements to the building exteriors will include masonry upgrades, balcony railing upgrades and new roofs.  Improvements to the apartment interiors will include upgrades to the kitchens, cabinetry, countertops, flooring, light fixtures, plumbing fixtures, closet doors and other finish type items.  Improvements to the common areas will include a redesign of the building entries and lobbies, new finishes for corridors and upgrading laundry rooms.  Various mechanical, plumbing and electrical systems will also be upgraded.  An affiliate of the Managing General Partner will be supervising the redevelopment project and will receive a fee equal to 4% of the actual redevelopment costs incurred.  The Partnership expects to fund the redevelopment with advances from AIMCO Properties, L.P., an affiliate of the Managing General Partner and available cash flow from Partnership operations.  During the construction period, certain costs will be capitalized and depreciated over the remaining life of the property. During the year ended December 31, 2007 the Partnership completed approximately $2,230,000 of capital improvements associated with the redevelopment project including capitalized interest of approximately $13,000.  The Partnership has no other material commitments for property improvements and replacements, however, certain routine capital expenditures are anticipated during 2008. Such capital expenditures will depend on the physical condition of the properties as well as anticipated cash flow generated by the properties.  Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from affiliates.  To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be affected at least in the short term.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Managing General Partner advanced the Partnership approximately $2,162,000 to cover redevelopment costs at Twin Lake Towers Apartments, subsequent to December 31, 2007.  Interest on advances will be charged at prime plus 2%.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

On August 31, 2007, the Partnership obtained third mortgages in the total principal amount of approximately $15,714,000 on Hunters Glen Apartments IV, V, and VI. The third mortgages bear interest at a fixed interest rate of 5.84% and require monthly payments of principal and interest of approximately $93,000 in the aggregate commencing on October 1, 2007 through the December 1, 2015 maturity date.  The third mortgages have a balloon payment of approximately $13,695,000 due at maturity.  If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to December 1, 2016 during which period the third mortgages would require monthly payments of principal and interest, and would bear interest at a rate equal to the average of the one-month LIBOR plus 250 basis points. The Partnership may prepay the third mortgages at any time with 30 days written notice to the lender subject to a prepayment penalty. As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage financing. Loan costs of approximately $192,000 were incurred in connection with obtaining the third mortgages and have been capitalized and are included in other assets on the consolidated balance sheet included in “Item 7 Financial Statements”.

The Partnership’s assets are thought to be generally sufficient for any near term needs (exclusive of capital improvements and redevelopment costs) of the Partnership. The Partnership's mortgage indebtedness encumbering Hunters Glen Apartments IV, V and VI Apartments of approximately $71,384,000 matures in December 2015 with a one year extension option and balloon payments of approximately $62,635,000 due at maturity. The mortgage indebtedness encumbering Twin Lake Towers Apartments of approximately $10,197,000 matures in July 2013, at which time a balloon payment totaling approximately $7,385,000 will be due. The Managing General Partner will attempt to refinance the mortgages on Hunters Glen Apartments IV, V, VI, and Twin Lake Towers Apartments and/or sell the properties prior to the maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing the properties through foreclosure.

The Partnership distributed the following amounts during the years ended December 31, 2007 and 2006 (in thousands, except per unit data):

	Year Ended	Per Limited	Year Ended	Per Limited
	December 31,	Partnership	December 31,	Partnership
	2007	Unit	2006	Unit

Operations	$ 100	$ 2.21	$ 696	$ 15.41
Financings (1)	--	--	1,328	29.43
Financings (2)	15,000	332.08	--	--
Total	$ 15,100	$334.29	$ 2,024	$ 44.84

(1)

From the December 2005 second mortgage financings on Hunters Glen Apartments IV, V and VI.

(2)

From the August 2007 third mortgage financings on Hunters Glen Apartments IV, V, and VI.

Future cash distributions will depend on the levels of cash generated from operations, and the timing of debt maturities, property sales and/or refinancings. The Partnership’s cash available for distribution is reviewed on a monthly basis. Considering the current redevelopment project at Twin Lake Towers Apartments, it is not expected that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any distributions to its partners during 2008 or the foreseeable future.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 33,750 limited partnership units (the "Units") in the Partnership representing 75.47% of the outstanding Units at December 31, 2007.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 75.47% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Financial Statements

ANGELES PARTNERS XII

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet - December 31, 2007

Consolidated Statements of Operations - Years ended December 31, 2007 and 2006

Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2007 and 2006

Consolidated Statements of Cash Flows - Years ended December 31, 2007 and 2006

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Angeles Partners XII

We have audited the accompanying consolidated balance sheet of Angeles Partners XII as of December 31, 2007, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Angeles Partners XII at December 31, 2007, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 28, 2008

ANGELES PARTNERS XII

CONSOLIDATED BALANCE SHEET

(in thousands, except unit data)

December 31, 2007

Assets
Cash and cash equivalents		$ 1,088
Receivables and deposits		565
Other assets		1,929
Investment properties (Notes B, E and F):
Land	$ 6,468
Buildings and related personal property	70,415
	76,883
Less accumulated depreciation	(59,755)	17,128

		$ 20,710
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 632
Tenant security deposit liabilities		476
Accrued property taxes		388
Other liabilities		907
Mortgage notes payable (Note B)		81,581

Partners' Deficit
General partners	$ (350)
Limited partners (44,718 units issued and outstanding)	(62,924)	(63,274)

		$ 20,710

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS XII

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	Years Ended
	December 31,
	2007	2006
Revenues:
Rental income	$ 14,477	$ 13,666
Other income	1,833	1,397
Total revenues	16,310	15,063

Expenses:
Operating	5,560	5,229
General and administrative	463	502
Depreciation	1,980	2,006
Interest	4,616	4,377
Property taxes	1,603	1,443
Total expenses	14,222	13,557

Income from continuing operations	2,088	1,506
Loss on sale of discontinued operations
(Note A)	--	(58)

Net income (Note C)	$ 2,088	$ 1,448

Net income allocated to general partners	$ 21	$ 14
Net income allocated to limited partners	2,067	1,434

	$ 2,088	$ 1,448

Per limited partnership unit:
Income from continuing operations	$ 46.22	$ 33.35
Loss on sale of discontinued operations	--	(1.28)
Net income per limited partnership unit	$ 46.22	$ 32.07

Distributions per limited partnership unit	$ 334.29	$ 44.84

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS XII

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	44,773	$ 1	$ 44,773	$ 44,774

Partners' deficit
at December 31, 2005	44,718	$ (215)	$(49,471)	$(49,686)

Net income for the year ended
December 31, 2006	--	14	1,434	1,448

Distributions to partners	--	(19)	(2,005)	(2,024)

Partners' deficit at
December 31, 2006	44,718	(220)	(50,042)	(50,262)

Net income for the year ended
December 31, 2007	--	21	2,067	2,088

Distributions to partners	--	(151)	(14,949)	(15,100)

Partners' deficit at
December 31, 2007	44,718	$ (350)	$(62,924)	$(63,274)

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS XII

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended
	December 31,
	2007	2006
Cash flows from operating activities:
Net income	$ 2,088	$ 1,448
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	1,980	2,006
Amortization of loan costs	213	192
Loss on sale of discontinued operations	--	58
Change in accounts:
Receivables and deposits	99	35
Other assets	3	19
Accounts payable	(13)	25
Tenant security deposit liabilities	49	(6)
Accrued property taxes	22	32
Other liabilities	135	135
Due to affiliates	(40)	24
Net cash provided by operating activities	4,536	3,968

Cash flows used in investing activities:
Property improvements and replacements	(3,707)	(2,418)

Cash flows from financing activities:
Payments on mortgage notes payable	(1,136)	(1,017)
Proceeds from mortgage notes payable	15,714	--
Distributions to partners	(15,100)	(2,024)
Loan costs paid	(192)	--
Net cash used in financing activities	(714)	(3,041)

Net increase (decrease) in cash and cash equivalents	115	(1,491)
Cash and cash equivalents at beginning of year	973	2,464

Cash and cash equivalents at end of year	$ 1,088	$ 973

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 4,338	$ 4,195

Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts
payable	$ 517	$ 116

Included in property improvements and replacements for the year ended December 31, 2006 are approximately $191,000 of property improvements and replacements which were included in accounts payable at December 31, 2005.

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS XII

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

Note A - Organization and Summary of Significant Accounting Policies

Organization: Angeles Partners XII (the "Partnership" or "Registrant") is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act pursuant to the amended Certificate and Agreement of Limited Partnership (herein referred to as the "Agreement") dated May 26, 1983.  The Partnership's managing general partner is Angeles Realty Corporation II ("ARC II" or the "Managing General Partner"), a California corporation. The Managing General Partner is a wholly-owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.  The Elliott Accommodation Trust and the Elliott Family Partnership, a California limited partnership, were the Non-Managing General Partners. Effective December 31, 1997, the Elliott Family Partnership, Ltd. acquired the Elliott Accommodation Trust's general partner interest in the Partnership. On June 30, 2000, the Elliott Family Partnership sold its remaining interest to AIMCO Properties, L.P., a wholly owned subsidiary of AIMCO.  The Managing General Partner and the Non-Managing General Partner are herein collectively referred to as the "General Partners".  The Partnership Agreement provides that the Partnership is to terminate on December 31, 2035, unless terminated prior to such date. As of December 31, 2007, the Partnership operates four residential properties in or near major urban areas in the United States.

Basis of Presentation: The Partnership sold one of its investment properties, Pickwick Place Apartments, in December 2005. During the year ended December 31, 2006, the Partnership recognized a loss on sale of discontinued operations as a result of an increase in the estimated costs related to the sale.

Principles of Consolidation: The consolidated financial statements of the Partnership include the Partnership's interests in AP XII Associate GP, LLC and Hunters Glen Phase V GP, LLC, single member limited liability corporations, which are wholly-owned by the Partnership and AP XII Associates, LP which is wholly owned by the Partnership. All significant inter-entity balances have been eliminated. Minority interest is immaterial and not shown separately in the consolidated financial statements.

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

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $809,000 at December 31, 2007 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged the unit and is current on rental payments.

Deferred Costs: Loan costs of approximately $2,458,000, less accumulated amortization of approximately $769,000, are included in other assets. The loan costs are amortized over the terms of the related loan agreements. Amortization expense for 2007 and 2006 was approximately $213,000 and $192,000, respectively, and is included in interest expense. Amortization expense is expected to be approximately $221,000 for each of the years 2008 through 2012.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts are deferred and amortized over the terms of the related leases.  Amortization of these costs is included in operating expenses.

Investment Properties: Investment properties consist of four apartment complexes and are stated at cost. The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 34, “Capitalization of Interest Costs” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership capitalizes interest, property taxes, and operating costs during periods in which redevelopment and construction projects are in progress.  During the year ended December 31, 2007, the Partnership capitalized construction period interest of approximately $13,000.  The Partnership did not capitalize any costs related to interest, property taxes or operating costs during the year ended December 31, 2006. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2007 and 2006.

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

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27½ years and (2) personal property additions over 5 years.

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

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The Partnership estimates the fair value of its long term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, long term debt. The fair value of the Partnership’s long term debt at the Partnership’s incremental borrowing rate approximates its carrying value.

Advertising Costs: The Partnership expenses the costs of advertising as incurred.  Advertising costs of approximately $124,000 and $127,000 for the years ended December 31, 2007 and 2006, respectively, are included in operating expense.

Recent Accounting Pronouncements:   In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  FIN 48 prescribes a two-step process for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  The first step involves evaluation of a tax position to determine whether it is more likely than not that the position will be sustained upon examination, based on the technical merits of the position.  The second step involves measuring the benefit to recognize in the financial statements for those tax positions that meet the more-likely-than-not recognition threshold.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Partnership adopted FIN 48 effective January 1, 2007.  The adoption of FIN 48 did not have a material effect on the Partnership’s consolidated financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership is in the process of implementing SFAS No. 157; however, it has not completed its evaluation and thus has not yet determined the effect that SFAS No. 157 will have on the Partnership’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Partnership adopted SFAS No. 159 on January 1, 2008, and at that time did not elect the fair value option for any of its financial instruments or other items within the scope of SFAS No. 159.

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

In February 2008, the FASB issued FASB Staff Position SOP 07-1-1 that indefinitely defers the effective date of SOP 07-1.

Note B – Mortgage Notes Payable

The principal terms of mortgage notes payable are as follows:

	Principal	Monthly			Principal
	Balance At	Payment	Standard		Balance
	December 31,	Including	Interest	Maturity	Due At
Property	2007	Interest	Rate	Date	Maturity
	(in thousands)				(in thousands)

Hunters Glen Apts IV
1st mortgage	$10,903	$ 64	5.51%	12/2015	$ 9,374
2nd mortgage	5,360	32	5.63%	12/2015	4,622
3rd mortgage	4,529	27	5.84%	12/2015	3,959
Hunters Glen Apts V
1st mortgage	12,648	89	7.39%	12/2015	11,357
2nd mortgage	6,685	39	5.63%	12/2015	5,765
3rd mortgage	5,457	32	5.84%	12/2015	4,771
Hunters Glen Apts VI
1st mortgage	13,164	93	7.39%	12/2015	11,821
2nd mortgage	6,958	41	5.63%	12/2015	6,001
3rd mortgage	5,680	34	5.84%	12/2015	4,965
Twin Lake Towers Apts
1st mortgage	10,197	76	4.54%	07/2013	7,385
	$81,581	$527			$70,020

The mortgage notes payable are fixed rate mortgages that are non-recourse and are secured by a pledge of the Partnership's investment properties and by a pledge of revenues from the respective investment properties. Certain of the notes include prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

On August 31, 2007, the Partnership obtained third mortgages in the total principal amount of approximately $15,714,000 on Hunters Glen Apartments IV, V, and VI. The third mortgages bear interest at a fixed interest rate of 5.84% and require monthly payments of principal and interest of approximately $93,000 in the aggregate beginning on October 1, 2007 through the December 1, 2015 maturity date.  The third mortgages have a balloon payment of approximately $13,695,000 due at maturity. With respect to the first, second and third mortgages on Hunters Glen Apartments IV, V and VI, if no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to December 1, 2016 during which period the mortgages would require monthly payments of principal and interest, and would bear interest at a rate equal to the average of the one-month LIBOR plus 250 basis points. The Partnership may prepay the mortgages at any time with 30 days written notice to the lender subject to a prepayment penalty. As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage financing. Loan costs of approximately $192,000 were incurred in connection with obtaining the third mortgages and have been capitalized.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 2007, are as follows (in thousands):

2008	$ 1,335
2009	1,423
2010	1,506
2011	1,594
2012	1,677
Thereafter	74,046
$81,581

Note C - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes.  Accordingly, taxable income or loss of the Partnership is reported in the income tax returns of its partners and no provision for income taxes is made in the consolidated financial statements of the Partnership.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

	2007	2006

Net income as reported	$ 2,088	$ 1,448
Add (deduct):
Depreciation differences	(61)	(141)
Unearned income	76	39
Other	(63)	70
Federal taxable income	$ 2,040	$ 1,416
Federal taxable income per limited
partnership unit	$ 45.32	$ 31.35

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

Net liabilities	$(63,274)
Land and buildings	4,253
Accumulated depreciation	(2,585)
Syndication and distribution costs	6,093
Other	327

Net liabilities - Federal tax basis	$(55,186)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $800,000 and $747,000 for the years ended December 31, 2007 and 2006, respectively, which is included in operating expenses.

The Partnership Agreement provides for a fee equal to 7.5% of "net cash from operations", as defined in the Partnership Agreement to be paid to the Managing General Partner for executive and administrative management services. One half of this fee is to be accrued and not paid unless the limited partners have received distributions equal to a 5% cumulative annual return on their adjusted capital investment as defined in the Partnership Agreement or there are net proceeds from the sale or refinancing of a property.  No fee was earned during the year ended December 31, 2007.  A fee of approximately $40,000 was accrued during the year ended December 31, 2006.  Payments of approximately $40,000, representing the accrued fees due at December 31, 2006, were paid to the Managing General Partner, per the Partnership Agreement, in connection with the payment of operating distributions and the receipt of net proceeds from the third mortgages during the year ended December 31, 2007.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $464,000 and $435,000 for the years ended December 31, 2007 and 2006, respectively, which is included in general and administrative expenses, and investment properties. The portion of these reimbursements included in investment properties for the years ended December 31, 2007 and 2006 are construction management services for certain capital improvement expenditures (not related to the redevelopment project) provided by an affiliate of the Managing General Partner of approximately $151,000 and $209,000, respectively. In connection with the redevelopment project (as discussed in “Note F”), an affiliate of the Managing General Partner is to receive a redevelopment supervision fee of 4% of the actual redevelopment costs incurred.  The Partnership was charged approximately $68,000 in redevelopment supervision fees during the year ended December 31, 2007, which are included in investment properties.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Managing General Partner advanced the Partnership approximately $2,162,000 to cover redevelopment costs at Twin Lake Towers Apartments, subsequent to December 31, 2007.  Interest on advances will be charged at prime plus 2%.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

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

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability, and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2007 and 2006, the Partnership was charged by AIMCO and its affiliates approximately $588,000 and $476,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 33,750 limited partnership units (the "Units") in the Partnership representing 75.47% of the outstanding Units at December 31, 2007.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 75.47% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note E - Investment Properties and Accumulated Depreciation

		Initial Cost
		To Partnership
		(in thousands)

			Buildings	Cost
			and Related	Capitalized
			Personal	Subsequent
Description	Encumbrances	Land	Property	to Acquisition
(in thousands)				(in thousands)
Investment Properties
Hunters Glen Apts IV	$20,792	$ 1,552	$ 8,324	$ 5,816
Hunters Glen Apts V	24,790	1,820	9,759	6,074
Hunters Glen Apts VI	25,802	1,981	10,620	6,982
Twin Lake Towers Apts	10,197	1,115	12,806	10,034
Totals	$81,581	$ 6,468	$41,509	$28,906

	Gross Amount At Which Carried
	At December 31, 2007
	(in thousands)
		Buildings
		And
		Related
		Personal		Accumulated	Date	Depreciable
Description	Land	Property	Total	Depreciation	Acquired	Life-Years
			(in thousands)
Hunters Glen Apts IV	$1,552	$14,140	$15,692	$12,004	01/31/85	5-40
Hunters Glen Apts V	1,820	15,833	17,653	13,780	01/31/85	5-40
Hunters Glen Apts VI	1,981	17,602	19,583	15,051	01/31/85	5-40
Twin Lake Towers Apts	1,115	22,840	23,955	18,920	03/30/84	5-40
Totals	$6,468	$70,415	$76,883	$59,755

Reconciliation of "Investment Properties and Accumulated Depreciation":

	Years Ended December 31,
	2007	2006
	(in thousands)
Investment Properties
Balance at beginning of year	$ 72,775	$ 70,432
Property improvements	4,108	2,343
Balance at end of year	$ 76,883	$ 72,775

Accumulated Depreciation
Balance at beginning of year	$ 57,775	$ 55,769
Additions charged to expense	1,980	2,006
Balance at end of year	$ 59,755	$ 57,775

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2007 and 2006, is approximately $81,136,000 and $77,203,000, respectively.  The accumulated depreciation for Federal income tax purposes as of December 31, 2007 and 2006, is approximately $62,340,000 and $60,299,000, respectively.

Note F – Redevelopment

During the third quarter of 2007 the Partnership began a redevelopment project at one of its investment properties, Twin Lake Towers Apartments.  The redevelopment project is estimated to cost approximately $24,328,000.  The work commenced November 2007 and is expected to be completed by April 2010.  The redevelopment is expected to consist of improvements to building exteriors, apartment interiors and common areas, plus construction of a new recreational and leasing center facility.  Improvements to the site will include landscaping, exterior lighting, signage, new parking garages and a swimming pool.  Improvements to the building exteriors will include masonry upgrades, balcony railing upgrades and new roofs.  Improvements to the apartment interiors will include upgrades to the kitchens, cabinetry, countertops, flooring, light fixtures, plumbing fixtures, closet doors and other finish type items.  Improvements to the common areas will include a redesign of the building entries and lobbies, new finishes for corridors and upgrading laundry rooms.  Various mechanical, plumbing and electrical systems will also be upgraded.  An affiliate of the Managing General Partner will be supervising the redevelopment project and will receive a fee equal to 4% of the actual redevelopment costs incurred.  The Partnership expects to fund the redevelopment with advances from AIMCO Properties, L.P., an affiliate of the Managing General Partner and available cash flow from Partnership operations.  During the construction period, certain costs will be capitalized and depreciated over the remaining life of the property.  During the year ended December 31, 2007, the Partnership completed approximately $2,230,000 of capital improvements associated with the redevelopment project including capitalized construction period interest of approximately $13,000.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing.  Appellant has until April 1, 2008 to file a Petition for Review with the California Supreme Court.

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

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 8A.

Controls and Procedures

(a)

Disclosure Controls and Procedures

The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

The Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the principal executive and principal financial officers of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, and effected by the Partnership’s management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•

pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the Partnership’s management; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2007.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2007, the Partnership’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to the attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

(b)

Changes in Internal Control Over Financial Reporting.

There have been no significant changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 8B.

Other Information

On March 27, 2008, AIMCO announced that Scott W. Fordham, Senior Vice President and Chief Accounting Officer of AIMCO and the Managing General Partner, has announced his resignation.  Mr. Fordham has chosen to leave AIMCO to return to Texas to pursue an opportunity as chief accounting officer with an office REIT led by Tom August, the former CEO of Prentiss Properties Trust (“Prentiss”), with whom Mr. Fordham served as senior vice president and chief accounting officer prior to Prentiss’s 2006 merger with Brandywine Realty Trust.

Mr. Fordham will remain with AIMCO through the first quarter close in order to ensure an orderly transition.

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

Name	Age	Position

Martha L. Long	48	Director and Senior Vice President
Harry G. Alcock	45	Director and Executive Vice President
Timothy Beaudin	49	Executive Vice President and Chief Development Officer
Lisa R. Cohn	39	Executive Vice President, General Counsel and Secretary
Patti K. Fielding	44	Executive Vice President – Securities and Debt; Treasurer
Thomas M. Herzog	45	Executive Vice President and Chief Financial Officer
Scott W. Fordham	40	Senior Vice President and Chief Accounting Officer
Stephen B. Waters	46	Vice President

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

Harry G. Alcock was appointed as a Director of the Managing General Partner in October 2004 and was appointed Executive Vice President of the Managing General Partner in February 2004 and has been Executive Vice President of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999. Mr. Alcock focuses on transactions related to AIMCO’s portfolio of properties in the western portion of the United States.

Timothy Beaudin was appointed Executive Vice President and Chief Development Officer of the Managing General Partner and AIMCO in October 2005.  Prior to this time, beginning in 1995, Mr. Beaudin was with Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

Lisa R. Cohn was appointed Executive Vice President, General Counsel and Secretary of the Managing General Partner and AIMCO in December 2007.  From January 2004 to December 2007, Ms. Cohn served as Senior Vice President and Assistant General Counsel of AIMCO.  Ms. Cohn joined AIMCO in July 2002 as Vice President and Assistant General Counsel.  Prior to joining AIMCO, Ms. Cohn was in private practice with the law firm of Hogan and Hartson LLP.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the Managing General Partner in February 2004 and of AIMCO in February 2003.  Ms. Fielding was appointed Treasurer of AIMCO and the Managing General Partner in January 2005.  Ms. Fielding is responsible for debt financing and the treasury department.  Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003.  Ms. Fielding joined AIMCO in February 1997 as a Vice President.

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

Scott W. Fordham was appointed Senior Vice President and Chief Accounting Officer in January 2007 of the Managing General Partner and AIMCO. Prior to joining AIMCO, Mr. Fordham served as Vice President and Chief Accounting Officer of Brandywine Realty Trust from January 2006 through December 2006. Prior to the merger of Prentiss Properties Trust with Brandywine Realty Trust, Mr. Fordham served as Senior Vice President and Chief Accounting Officer of Prentiss Properties Trust and was in charge of the corporate accounting and financial reporting groups. Prior to joining Prentiss Properties Trust in 1992, Mr. Fordham worked in public accounting with PricewaterhouseCoopers LLP.

Stephen B. Waters was appointed Vice President of the Managing General Partner and AIMCO in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as the principal financial officer of the Managing General Partner.

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

Item 10.

Executive Compensation

None of the directors and officers of the Managing General Partner received any remuneration from the Partnership during the years ended December 31, 2007 and 2006.

Item 11.

Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partner Units of the Registrant as of December 31, 2007.

Entity	Number of Units	Percentages

Cooper River Properties, LLC
(an affiliate of AIMCO)	4,607	10.30%
Broad River Properties
(an affiliate of AIMCO)	8,002	17.89%
AIMCO IPLP
(an affiliate of AIMCO)	1,824	4.08%
AIMCO Properties, LP
(an affiliate of AIMCO)	19,317	43.20%

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

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $800,000 and $747,000 for the years ended December 31, 2007 and 2006, respectively, which is included in operating expenses.

The Partnership Agreement provides for a fee equal to 7.5% of "net cash from operations", as defined in the Partnership Agreement to be paid to the Managing General Partner for executive and administrative management services. One half of this fee is to be accrued and not paid unless the limited partners have received distributions equal to a 5% cumulative annual return on their adjusted capital investment as defined in the Partnership Agreement or there are net proceeds from the sale or refinancing of a property.  No fee was earned during the year ended December 31, 2007.  A fee of approximately $40,000 was accrued during the year ended December 31, 2006.  Payments of approximately $40,000, representing the accrued fees due at December 31, 2006, were paid to the Managing General Partner, per the Partnership Agreement, in connection with the payment of operating distributions and the receipt of net proceeds from the third mortgages during the year ended December 31, 2007.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $464,000 and $435,000 for the years ended December 31, 2007 and 2006, respectively, which is included in general and administrative expenses, and investment properties. The portion of these reimbursements included in investment properties for the years ended December 31, 2007 and 2006 are construction management services for certain capital improvement expenditures (not related to the redevelopment project) provided by an affiliate of the Managing General Partner of approximately $151,000 and $209,000, respectively. In connection with the redevelopment project (as discussed in “Item 7. Financial Statements - Note F”), an affiliate of the Managing General Partner is to receive a redevelopment supervision fee of 4% of the actual redevelopment costs incurred.  The Partnership was charged approximately $68,000 in redevelopment supervision fees during the year ended December 31, 2007, which are included in investment properties.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Managing General Partner advanced the Partnership approximately $2,162,000 to cover redevelopment costs at Twin Lake Towers Apartments, subsequent to December 31, 2007.  Interest on advances will be charged at prime plus 2%.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

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

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability, and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2007 and 2006, the Partnership was charged by AIMCO and its affiliates approximately $588,000 and $476,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 33,750 limited partnership units (the "Units") in the Partnership representing 75.47% of the outstanding Units at December 31, 2007.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 75.47% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Neither of the Managing General Partner's directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Managing General Partner.

Item 13.

Exhibits

See Exhibit Index attached.

Item 14.

Principal Accountant Fees and Services

The Managing General Partner has reappointed Ernst & Young, LLP as independent auditors to audit the financial statements of the Partnership for 2008. The aggregate fees billed for services rendered by Ernst & Young, LLP for 2007 and 2006 are described below.

Audit Fees. Fees for audit services totaled approximately $59,000 and $56,000 for 2007 and 2006, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-QSB.

Tax Fees. Fees for tax services totaled approximately $15,000 for both of the years ending December 31, 2007 and 2006.

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

Date: March 31, 2008

In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 31, 2008
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March 31, 2008
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 31, 2008
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