Form 10-Q
period 2008-03-31
ANGELES PARTNERS XII
filed 2008-05-13
CIK 720392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

(864) 239-1000

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes  [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes  [X] No

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

ANGELES PARTNERS XII

CONSOLIDATED BALANCE SHEETS

 (in thousands, except unit data)

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 606	$ 1,088
Receivables and deposits	679	565
Other assets	2,170	1,929
Investment properties (Note C):
Land	6,468	6,468
Buildings and related personal property	74,859	70,415
	81,327	76,883
Less accumulated depreciation	(60,285)	(59,755)
	21,042	17,128
	$ 24,497	$ 20,710

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 2,017	$ 632
Tenant security deposit liabilities	489	476
Accrued property taxes	493	388
Other liabilities	898	907
Due to affiliates (Note B)	2,178	--
Mortgage notes payable	81,249	81,581
	87,324	83,984

Partners' Deficit
General partners	(346)	(350)
Limited partners (44,718 units issued and
outstanding)	(62,481)	(62,924)
	(62,827)	(63,274)
	$ 24,497	$ 20,710

Note:

The consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS XII

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2008	2007
Revenues:
Rental income	$ 3,717	$ 3,526
Other income	447	364
Total revenues	4,164	3,890

Expenses:
Operating	1,451	1,556
General and administrative	101	142
Depreciation	530	481
Interest	1,254	1,072
Property taxes	381	368
Total expenses	3,717	3,619

Net income	$ 447	$ 271

Net income allocated to general partners (1%)	$ 4	$ 3
Net income allocated to limited partners (99%)	443	268

	$ 447	$ 271

Net income per limited partnership unit	$ 9.91	$ 5.99

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS XII

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	44,773	$ 1	$ 44,773	$ 44,774

Partners' deficit at
December 31, 2007	44,718	$ (350)	$(62,924)	$(63,274)

Net income for the three months
ended March 31, 2008	--	4	443	447

Partners' deficit at
March 31, 2008	44,718	$ (346)	$(62,481)	$(62,827)

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS XII

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net income	$ 447	$ 271
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	530	481
Amortization of loan costs	56	50
Change in accounts:
Receivables and deposits	(114)	63
Other assets	(297)	(23)
Accounts payable	402	117
Tenant security deposit liabilities	13	13
Accrued property taxes	105	97
Other liabilities	(9)	(157)
Due to affiliates	16	20
Net cash provided by operating activities	1,149	932

Cash flows used in investing activities:
Property improvements and replacements	(3,461)	(380)

Cash flows from financing activities:
Advances from an affiliate	2,162	--
Payments on mortgage notes payable	(332)	(283)
Net cash provided by (used in) financing activities	1,830	(283)

Net (decrease) increase in cash and cash equivalents	(482)	269

Cash and cash equivalents at beginning of period	1,088	973

Cash and cash equivalents at end of period	$ 606	$ 1,242

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 1,184	$ 1,019

Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts payable	$ 1,500	$ 88

Included in property improvements and replacements for the three months ended March 31, 2008 and 2007 are approximately $517,000 and $116,000 of property improvements and replacements, which were included in accounts payable at December 31, 2007 and 2006, respectively.

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS XII

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Partners XII (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of Angeles Realty Corporation II (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards ("SFAS") No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership adopted the provisions of SFAS No. 157 during the three months ended March 31, 2008, and at that time determined no transition adjustment was required.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $201,000 and $191,000 for the three months ended March 31, 2008 and 2007, respectively, which is included in operating expenses.

The Partnership Agreement provides for a fee equal to 7.5% of "net cash from operations", as defined in the Partnership Agreement to be paid to the Managing General Partner for executive and administrative management services. One half of this fee is to be accrued and not paid unless the limited partners have received distributions equal to a 5% cumulative annual return on their adjusted capital investment as defined in the Partnership Agreement or there are net proceeds from the sale or refinancing of a property.  No fee was earned or accrued for the three months ended March 31, 2008.  A fee of approximately $20,000 was accrued for the three months ended March 31, 2007.   There were no such fees owed to the Managing General Partner at March 31, 2008 or December 31, 2007.

During the three months ended March 31, 2008, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $2,162,000 to cover redevelopment costs at Twin Lake Towers Apartments (as discussed in “Note C”).  There were no advances from AIMCO Properties, L.P. during the three months ended March 31, 2007.  Interest is charged at prime plus 2% (7.25% at March 31, 2008) and was approximately $16,000 for the three months ended March 31, 2008. Total advances and accrued interest of approximately $2,178,000 remain unpaid at March 31, 2008 and are included in due to affiliates. No such amounts were owed at December 31, 2007. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.  Subsequent to March 31, 2008, AIMCO Properties, L.P. advanced the Partnership approximately $1,162,000 to fund operations at Hunters Glen Apartments IV, V and VI and to fund the redevelopment project at Twin Lake Towers Apartments.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $260,000 and $112,000 for the three months ended March 31, 2008 and 2007, respectively, which is included in general and administrative expenses and investment properties.  The portion of these reimbursements included in investment properties for the three months ended March 31, 2008 and 2007 are construction management services for certain capital improvement expenditures (not related to the redevelopment project) provided by an affiliate of the Managing General Partner of approximately $54,000 and $44,000, respectively.  In connection with the redevelopment project (as discussed in “Note C”), an affiliate of the Managing General Partner is to receive a redevelopment supervision fee of 4% of the actual redevelopment costs incurred.  The Partnership was charged approximately $159,000 in redevelopment supervision fees during the three months ended March 31, 2008 which are included in investment properties.

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

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the three months ended March 31, 2008, the Partnership was charged by AIMCO and its affiliates approximately $305,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2008 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $588,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2007.

Note C – Redevelopment

During the third quarter of 2007 the Partnership began a redevelopment project at one of its investment properties, Twin Lake Towers Apartments.  The redevelopment project is estimated to cost approximately $21,190,000 of which approximately $4,062,000 was completed during the three months ended March 31, 2008 and approximately $2,230,000 was completed during 2007.  The work commenced during November 2007 and is expected to be completed by April 2010.  The redevelopment is expected to consist of improvements to building exteriors, apartment interiors and common areas, plus construction of a new recreational and leasing center facility.  Improvements to the site will include landscaping, exterior lighting, signage, new parking garages and a swimming pool.  Improvements to the building exteriors will include masonry upgrades, balcony railing upgrades and new roofs.  Improvements to the apartment interiors will include upgrades to the kitchens, cabinetry, countertops, flooring, light fixtures, plumbing fixtures, closet doors and other finish type items.  Improvements to the common areas will include a redesign of the building entries and lobbies, new finishes for corridors and upgrading laundry rooms.  Various mechanical, plumbing and electrical systems will also be upgraded.  An affiliate of the Managing General Partner will be supervising the redevelopment project and will receive a fee equal to 4% of the actual redevelopment costs incurred.  The Partnership expects to fund the redevelopment with advances from AIMCO Properties, L.P., an affiliate of the Managing General Partner and available cash flow from Partnership operations.  During the construction period, certain costs will be capitalized and depreciated over the remaining life of the property.  During the three months ended March 31, 2008, approximately $64,000 of construction period interest, approximately $3,000 of construction period property taxes and approximately $2,000 of construction period operating costs were capitalized.

Note D – Casualty Event

During February 2008 the Partnership suffered fire damage to several apartment units at Twin Lake Towers Apartments.  The current estimate of the damages incurred is approximately $50,000 which is expected to be covered by insurance proceeds. The Partnership does not anticipate that a casualty loss will result from this event.  Subsequent to March 31, 2008, the Partnership received initial insurance proceeds of approximately $31,000 related to this casualty.

Note E – Contingencies

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002,the trial court granted defendants motion to strike the complaint.  Plaintiffs took an appeal from this order.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing. Appellant has filed a Petition for Review with the California Supreme Court.  The matter has been submitted and the parties are awaiting a decision by the California Supreme Court regarding whether or not it will accept the matter for review.

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

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and, in addition, will be affected by a variety of risks and factors that are beyond the Partnership’s control including, without limitation: natural disasters such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s properties and interpretations of those regulations; the competitive environment in which the Partnership operates; financing risks, including the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risks; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto as well as the risk factors described in the other documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2008 and 2007:

	Average Occupancy
Property	2008	2007

Hunters Glen Apartments – IV	98%	97%
Plainsboro, New Jersey
Hunters Glen Apartments – V	97%	97%
Plainsboro, New Jersey
Hunters Glen Apartments - VI	96%	97%
Plainsboro, New Jersey
Twin Lake Towers Apartments	95%	96%
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

Results of Operations

The Partnership recognized net income of approximately $447,000 and $271,000 for the three months ended March 31, 2008 and 2007, respectively. The increase in net income is due to an increase in total revenues partially offset by an increase in total expenses.

Total revenues increased for the three months ended March 31, 2008 due to increases in both rental and other income. For the three months ended March 31, 2008 rental income increased primarily due to an increase in the average rental rates at all of the Partnership’s investment properties. Other income increased for the three months ended March 31, 2008 primarily due to an increase in tenant utility reimbursements at Hunters Glen Apartments VI and Twin Lake Towers Apartments and, to a lesser extent, increased interest income due to higher average cash balances.

Total expenses increased for the three months ended March 31, 2008 due to increases in interest, depreciation and property tax expenses, partially offset by decreases in operating and general and administrative expenses.  Interest expense increased due to the addition of third mortgages to Hunters Glen Apartments IV, V and VI during August 2007 partially offset by the capitalization of interest during 2008 related to the redevelopment of Twin Lake Towers Apartments, as discussed below. Deprecation expense increased due to additions placed into service at Hunters Glen Apartments IV, V and VI during the past twelve months that are currently being depreciated, partially offset by a decrease in depreciation at Twin Lake Towers Apartments as a result of assets becoming fully depreciated.  Property tax expense increased due to an increase in the tax rates at all of the investment properties, along with an increase in the assessed value of Twin Lake Towers Apartments. Operating expense decreased primarily due to a decrease in maintenance expense partially offset by increases in advertising and administrative expenses. Maintenance expense decreased primarily due to decreased snow removal costs and decreases in painting and trash removal costs at Hunters Glen Apartments IV, V and VI. Advertising expense increased due to increased advertising costs at Twin Lake Towers Apartments and resident gifts and relations and referral fees at Hunters Glen Apartments V. Administrative expense increased due to increased business licenses and permit costs at Hunters Glen Apartments IV, V and VI.

General and administrative expense decreased for the three months ended March 31, 2008 due to a decrease in the management fee based on net cash from operations payable to the Managing General Partner and a decrease in the cost of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement.  Also included in general and administrative expenses for the three months ended March 31, 2008 and 2007 are costs associated with the quarterly and annual communications with investors and regulatory agencies and costs associated with the annual audit required by the Partnership Agreement.

During February 2008 the Partnership suffered fire damage to several apartment units at Twin Lake Towers Apartments.  The current estimate of the damages incurred is approximately $50,000 which is expected to be covered by insurance proceeds.  The Partnership does not anticipate that a casualty loss will result from this event.  Subsequent to March 31, 2008, the Partnership received initial insurance proceeds of approximately $31,000 related to this casualty.

Liquidity and Capital Resources

At March 31, 2008 the Partnership had cash and cash equivalents of approximately $606,000 compared to approximately $1,242,000 at March 31, 2007. Cash and cash equivalents decreased approximately $482,000 since December 31, 2007 due to approximately $3,461,000 of cash used in investing activities, partially offset by approximately $1,830,000 and $1,149,000 of cash provided by financing and operating activities, respectively. Cash provided by financing activities consisted of advances from AIMCO Properties, L.P., an affiliate of the Managing General Partner, partially offset by principal payments on the mortgages encumbering the Partnership’s properties. Cash used in investing activities consisted of property improvements and replacements.  The Partnership invests its working capital reserves in interest bearing accounts.

During the three months ended March 31, 2008, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $2,162,000 to cover redevelopment costs at Twin Lake Towers Apartments.  There were no advances from AIMCO Properties, L.P. during the three months ended March 31, 2007.  Interest is charged at prime plus 2% (7.25% at March 31, 2008) and was approximately $16,000 for the three months ended March 31, 2008. Total advances and accrued interest of approximately $2,178,000 remain unpaid at March 31, 2008 and are included in due to affiliates.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.  Subsequent to March 31, 2008, AIMCO Properties, L.P. advanced the Partnership approximately $1,162,000 to fund operations at Hunters Glen Apartments IV, V and VI and to fund the redevelopment project at Twin Lake Towers Apartments.

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

Hunters Glen Apartments IV

During the three months ended March 31, 2008, the Partnership completed approximately $102,000 of capital improvements at the property consisting primarily of appliance, floor covering and cabinet replacements, cabinets and kitchen and bath countertop resurfacing and recreation facility upgrades. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008. Such capital improvements will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Hunters Glen Apartments V

During the three months ended March 31, 2008, the Partnership completed approximately $64,000 of capital improvements at the property consisting primarily of appliance, floor covering and cabinet replacements, and kitchen and bath countertop resurfacing.  These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008. Such capital improvements will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Hunters Glen Apartments VI

During the three months ended March 31, 2008, the Partnership completed approximately $203,000 of capital improvements at the property consisting primarily of water heaters, floor covering, cabinets and appliance replacements and kitchen and bath resurfacing. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008. Such capital improvements will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Twin Lake Towers Apartments

During the three months ended March 31, 2008 the Partnership completed approximately $4,062,000 of capital improvements arising from the redevelopment of the property, which includes capitalization of construction period interest of approximately $64,000, construction period property taxes of approximately $3,000, and other construction period operating costs of approximately $2,000. Additional capital improvements of approximately $13,000 were completed during the three months ended March 31, 2008 and consisted primarily of plumbing fixtures and floor covering replacements. These additional improvements were funded from operating cash flow.   The property is currently undergoing a redevelopment project in order to become more competitive with other properties in the area in an effort to increase net operating income at the property. The redevelopment is expected to consist of improvements to building exteriors, apartment interiors and common areas, plus construction of a new recreational and leasing center facility.  Improvements to the site will include landscaping, exterior lighting, signage, new parking garages and a swimming pool.  Improvements to the building exteriors will include masonry upgrades, balcony railing upgrades and new roofs.  Improvements to the apartment interiors will include upgrades to the kitchens, cabinetry, countertops, flooring, light fixtures, plumbing fixtures, closet doors and other finish type items.  Improvements to the common areas will include a redesign of the building entries and lobbies, new finishes for corridors and upgrading laundry rooms.  Various mechanical, plumbing and electrical systems will also be upgraded.  An affiliate of the Managing General Partner will be supervising the redevelopment project and will receive a fee equal to 4% of the actual redevelopment costs incurred. Approximately 8 units were in redevelopment and not in service at March 31, 2008.  Based upon current redevelopment plans, the Managing General Partner anticipates the redevelopment to be completed by April 2010 at a total estimated cost of approximately $21,190,000, of which approximately $2,230,000 was completed during the year ended December 31, 2007 in addition to the $4,062,000 completed during the three months ending March 31, 2008 as mentioned above. The project is being funded by the Partnership’s operating cash flow and advances from AIMCO Properties, L.P., an affiliate of the Managing General Partner.  The Partnership regularly evaluates the capital improvement needs of the property.  Other than the redevelopment project the Partnership has no material commitments for property improvements and replacements, but certain routine capital improvements are anticipated during 2008.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only to the extent of cash available from operations, Partnership reserves or additional advances from AIMCO Properties, L.P. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected, at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near term needs (exclusive of capital improvements and redevelopment costs) of the Partnership. The Partnership's mortgage indebtedness encumbering Hunters Glen Apartments IV, V and VI of approximately $71,165,000 matures in December 2015 with a one year extension option and balloon payments of approximately $62,635,000 due at maturity. The mortgage indebtedness encumbering Twin Lake Towers Apartments of approximately $10,084,000 matures in July 2013, at which time a balloon payment totaling approximately $7,385,000 will be due. The Managing General Partner will attempt to refinance the mortgages on Hunters Glen Apartments IV, V, VI, and Twin Lake Towers Apartments and/or sell the properties prior to the maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing the properties through foreclosure.

There were no distributions during the three months ended March 31, 2008 and 2007. Future cash distributions will depend on the levels of cash generated from operations, and the timing of debt maturities, property sales and/or refinancings. The Partnership’s cash available for distribution is reviewed on a monthly basis. Considering the current redevelopment project at Twin Lake Towers Apartments and the advances owed to AIMCO Properties, L.P. at March 31, 2008, it is not expected that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any distributions to its partners during 2008 or the foreseeable future.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 33,750 limited partnership units (the "Units") in the Partnership representing 75.47% of the outstanding Units at March 31, 2008.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 75.47% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Item 4.

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

(b)   Changes in Internal Control Over Financial Reporting

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing. Appellant has filed a Petition for Review with the California Supreme Court.  The matter has been submitted and the parties are awaiting a decision by the California Supreme Court regarding whether or not it will accept the matter for review.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

Item 5.

Other Information

None.

Item 6.

Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANGELES PARTNERS XII
(A California Limited Partnership)

By: Angeles Realty Corporation II
Managing General Partner

Date: May 13, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: May 13, 2008	By: /s/Stephen B. Waters
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