Form 10-Q
period 2008-09-30
ANGELES PARTNERS XII
filed 2008-11-14
CIK 720392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

ANGELES PARTNERS XII

CONSOLIDATED BALANCE SHEETS

 (in thousands, except unit data)

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 1,029	$ 1,088
Receivables and deposits	681	565
Other assets	1,890	1,929
Investment properties (Note D):
Land	6,468	6,468
Buildings and related personal property	80,743	70,415
	87,211	76,883
Less accumulated depreciation	(61,694)	(59,755)
	25,517	17,128
	$ 29,117	$ 20,710

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 1,547	$ 632
Tenant security deposit liabilities	499	476
Accrued property taxes	315	388
Other liabilities	921	907
Due to affiliates (Note B)	7,626	--
Mortgage notes payable	80,591	81,581
	91,499	83,984

Partners' Deficit
General partners	(341)	(350)
Limited partners (44,718 units issued and
outstanding)	(62,041)	(62,924)
	(62,382)	(63,274)
	$ 29,117	$ 20,710

Note: The consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS XII

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues:
Rental income	$ 3,640	$ 3,662	$11,027	$10,802
Other income	385	441	1,248	1,256
Total revenues	4,025	4,103	12,275	12,058

Expenses:
Operating	1,386	1,415	4,160	4,203
General and administrative	117	151	323	411
Depreciation	830	496	1,963	1,460
Interest	1,329	1,166	3,853	3,323
Property taxes	379	440	1,124	1,220
Total expenses	4,041	3,668	11,423	10,617

Casualty gain (Note E)	9	--	40	--

Net (loss) income	$ (7)	$ 435	$ 892	$ 1,441

Net income allocated to general
partners (1%)	$ --	$ 4	$ 9	$ 14
Net (loss) income allocated to
limited partners (99%)	(7)	431	883	1,427
	$ (7)	$ 435	$ 892	$ 1,441

Net (loss) income per limited
partnership unit	$ (0.16)	$ 9.64	$ 19.75	$ 31.91

Distributions per limited
partnership unit	$ --	$ --	$ --	$ 2.21

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS XII

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partners

Partners

				Total

Original capital contributions	44,773	$ 1	$ 44,773	$ 44,774

Partners' deficit at
December 31, 2007	44,718	$ (350)	$(62,924)	$(63,274)

Net income for the nine months
ended September 30, 2008	--	9	883	892

Partners' deficit at
September 30, 2008	44,718	$ (341)	$(62,041)	$(62,382)

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS XII

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net income	$ 892	$ 1,441
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	1,963	1,460
Amortization of loan costs	166	156
Casualty gain	(40)	--
Change in accounts:
Receivables and deposits	(116)	41
Other assets	(127)	(203)
Accounts payable	125	34
Tenant security deposit liabilities	23	37
Accrued property taxes	(73)	(75)
Other liabilities	14	(7)
Due to affiliates	211	37
Net cash provided by operating activities	3,038	2,921

Cash flows from investing activities:
Property improvements and replacements	(9,562)	(1,358)
Insurance proceeds	40	--
Net cash used in investing activities	(9,522)	(1,358)

Cash flows from financing activities:
Payments on mortgage notes payable	(990)	(809)
Proceeds from mortgage notes payable	--	15,714
Loan costs paid	--	(168)
Advances from affiliates	7,415	--
Distributions to partners	--	(100)
Net cash provided by financing activities	6,425	14,637

Net (decrease) increase in cash and cash equivalents	(59)	16,200
Cash and cash equivalents at beginning of period	1,088	973

Cash and cash equivalents at end of period	$ 1,029	$ 17,173

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 3,566	$ 3,099

Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts
payable	$ 1,307	$ 136

Included in property improvements and replacements for the nine months ended September 30, 2008 and 2007 are approximately $517,000 and $116,000 of property improvements and replacements, which were included in accounts payable at December 31, 2007 and 2006, respectively.

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS XII

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Partners XII (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of Angeles Realty Corporation II (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $605,000 and $593,000 for the nine months ended September 30, 2008 and 2007, respectively, which is included in operating expenses.

The Partnership Agreement provides for a fee equal to 7.5% of "net cash from operations", as defined in the Partnership Agreement to be paid to the Managing General Partner for executive and administrative management services. One half of this fee is to be accrued and not paid unless the limited partners have received distributions equal to a 5% cumulative annual return on their adjusted capital investment as defined in the Partnership Agreement or there are net proceeds from the sale or refinancing of a property.  No fee was earned or accrued for the nine months ended September 30, 2008.  A fee of approximately $56,000 was accrued for the nine months ended September 30, 2007. There were no such fees owed to the Managing General Partner at September 30, 2008 or December 31, 2007.

During the nine months ended September 30, 2008, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $591,000 to fund operations at Hunters Glen Apartments IV, V and VI and Twin Lake Towers Apartments and approximately $6,824,000 to cover redevelopment costs at Twin Lake Towers Apartments (as discussed in “Note D”).  There were no advances from AIMCO Properties, L.P. during the nine months ended September 30, 2007.  Interest is charged at prime plus 2% (7.00% at September 30, 2008) and was approximately $136,000 for the nine months ended September 30, 2008. Total advances and accrued interest of approximately $7,551,000 remain unpaid at September 30, 2008 and are included in due to affiliates. No such amounts were owed at December 31, 2007. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see itsreports filed with the Securities and Exchange Commission.  Subsequent to September 30, 2008, AIMCO Properties, L.P. advanced the Partnership approximately $230,000 to fund operations at Hunters Glen Apartments IV, V, VI and Twin Lake Towers Apartments and approximately $702,000 to cover redevelopment costs at Twin Lake Towers Apartments.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $609,000 and $290,000 for the nine months ended September 30, 2008 and 2007, respectively, which is included in general and administrative expenses and investment properties.  The portion of these reimbursements included in investment properties for the nine months ended September 30, 2008 and 2007 are construction management services for certain capital improvement expenditures (not related to the redevelopment project) provided by an affiliate of the Managing General Partner of approximately $138,000 and $100,000, respectively.  In connection with the redevelopment project (as discussed in “Note D”), an affiliate of the Managing General Partner is to receive a redevelopment supervision fee of 4% of the actual redevelopment costs incurred.  The Partnership was charged approximately $314,000 in redevelopment supervision fees during the nine months ended September 30, 2008 which are included in investment properties. At September 30, 2008, approximately $75,000 of these reimbursements are payable to affiliates of the Managing General Partner and are included in due to affiliates. No such amounts were owed at December 31, 2007.

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

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2008, the Partnership was charged by AIMCO and its affiliates approximately $398,000 for insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2008 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $588,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2007.

Note C –Mortgage Financing

On August 31, 2007, the Partnership obtained third mortgages in the total principal amount of approximately $15,714,000 on Hunters Glen Apartments IV, V, and VI. The third mortgages bear interest at a fixed interest rate of 5.84% and require monthly payments of principal and interest of approximately $93,000 in the aggregate beginning on October 1, 2007 through the December 1, 2015 maturity date. The third mortgages have a balloon payment of approximately $13,695,000 due at maturity. If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to December 1, 2016 during which period the third mortgages would require monthly payments of principal and interest, and would bear interest at a rate equal to the average of the one-month LIBOR plus 250 basis points. The Partnership may prepay the third mortgages at any time with 30 days written notice to the lender subject to a prepayment penalty. As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage financing. Loan costs of approximately $168,000 were incurred in connection with obtaining the third mortgages and have been capitalized and are included in other assets on the accompanying consolidated balance sheet.  Additional loan costs of approximately $24,000 were capitalized during the fourth quarter of 2007.

Note D – Redevelopment

During the third quarter of 2007 the Partnership began a redevelopment project at one of its investment properties, Twin Lake Towers Apartments.  The redevelopment project is estimated to cost approximately $20,959,000 of which approximately $8,921,000 was completed during the nine months ended September 30, 2008 and approximately $2,230,000 was completed during 2007. The work commenced during November 2007 and is expected to be completed by April 2010.  The redevelopment is expected to consist of improvements to building exteriors, apartment interiors and common areas, plus construction of a new recreational and leasing center facility.  Improvements to the site will include landscaping, exterior lighting, signage, new parking garages and a swimming pool.  Improvements to the building exteriors will include masonry upgrades, balcony railing upgrades and new roofs.  Improvements to the apartment interiors will include upgrades to the kitchens, cabinetry, countertops, flooring, light fixtures, plumbing fixtures, closet doors and other finish type items.  Improvements to the common areas will include a redesign of the building entries and lobbies, new finishes for corridors and upgrading laundry rooms. Various mechanical, plumbing and electrical systems will also be upgraded. An affiliate of the Managing General Partner is supervising the redevelopment project and will receive a fee equal to 4% of the actual redevelopment costs incurred. The Partnership is funding the redevelopment with advances from AIMCO Properties, L.P., an affiliate of the Managing General Partner, and available cash flow from Partnership operations.  During the construction period, certain costs are being capitalized and depreciated over the remaining life of the property.  During the nine months ended September 30, 2008, approximately $183,000 of construction period interest, approximately $20,000 of construction period property taxes and approximately $5,000 of construction period operating costs were capitalized.

Note E – Casualty Event

During February 2008, Twin Lake Towers Apartments suffered fire damage to several apartment units. During the three and nine months ended September 30, 2008, the Partnership received approximately $9,000 and $40,000, respectively, in insurance proceeds and recognized a casualty gain during the three and nine months ended September 30, 2008 of approximately $9,000 and $40,000, respectively, as the damaged assets were fully depreciated.

Note F – Contingencies

The Partnership has previously disclosed in its quarterly, annual and current reports the legal proceedings related to the Nuanes and Heller actions.  On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeal had remanded the matter for further findings.  On August 31, 2006, an objector filed an appeal from the order.  The Court of Appeal issued an opinion on February 20, 2008, affirming the order approving the settlement and judgment entered thereto, and the California Supreme Court thereafter denied the objector’s petition for review.  All appeals have now been exhausted, and the Court’s order approving the settlement and entering judgment is now final.  Payments associated with the settlement were disbursed during September 2008.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts will be dismissed. During the three months ended September 30, 2008, the Partnership was charged approximately $39,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2008 and 2007:

	Average Occupancy
Property	2008	2007

Hunters Glen Apartments – IV	97%	97%
Plainsboro, New Jersey
Hunters Glen Apartments – V	96%	97%
Plainsboro, New Jersey
Hunters Glen Apartments - VI	96%	97%
Plainsboro, New Jersey
Twin Lake Towers Apartments (1)	88%	96%
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

Results of Operations

The Partnership’s net loss was approximately $7,000 for the three months ended September 30, 2008 compared to net income of approximately $435,000 for the three months ended September 30, 2007.  The Partnership’s net income was approximately $892,000 for the nine months ended September 30, 2008 compared to net income of approximately $1,441,000 for the nine months ended September 30, 2007. Net income decreased for the three months ended September 30, 2008 due to an increase in total expenses and a decrease in total revenues, partially offset by an increase in the recognition of a casualty gain.  Net income decreased for the nine months ended September 30, 2008 due to an increase in total expenses, partially offset by an increase in total revenues and an increase in the recognition of a casualty gain.

Total revenues decreased for the three months ended September 30, 2008 due to decreases in both rental and other income. Total revenues increased for the nine months ended September 30, 2008 due to an increase in rental income, partially offset by a decrease in other income. For the three months ended September 30, 2008 rental income decreased due to decreases in occupancy at Twin Lake Towers Apartments and Hunters Glen Apartments IV and increased bad debt expense at Hunters Glen Apartments IV, partially offset by an increase in the average rental rates at all of the Partnership’s investment properties. For the nine months ended September 30, 2008 rental income increased due to an increase in average rental rates at all of the Partnership’s investment properties, partially offset by decreases in occupancy at Hunters Glen Apartments V and VI and Twin Lake Towers Apartments and increased bad debt expense at all of the Partnership’s investment properties.  Other income decreased for the three months ended September 30, 2008 primarily due to a decrease in tenant utility reimbursements at Hunters Glen Apartments IV and V, lease cancellation fees at Hunters Glen Apartments IV and V and Twin Lake Towers Apartments and to a lesser extent, decreased interest income due to lower average cash balances.  Other income decreased for the nine months ended September 30, 2008 primarily due to decreases in tenant utility reimbursements and ancillary services at Twin Lake Towers Apartments partially offset by increases in recreational facility fees and ancillary services at Hunters Glen Apartments VI.

During February 2008, Twin Lake Towers Apartments suffered fire damage to several apartment units.  During the three and nine months ended September 30, 2008, the Partnership received approximately $9,000 and $40,000, respectively, in insurance proceeds and recognized a casualty gain during the three and nine months ended September 30, 2008 of approximately $9,000 and $40,000, respectively, as the damaged assets were fully depreciated.

Total expenses increased for both the three and nine months ended September 30, 2008 due to increases in depreciation and interest expenses, partially offset by decreases in operating, property tax and general and administrative expenses. Operating expense decreased for the three and nine months ended September 30, 2008 primarily due to decreases in insurance and maintenance expenses, partially offset by increases in advertising, property and administrative expenses. Insurance expense decreased for the three and nine month periods primarily due to decreased hazard insurance premiums at Hunters Glen Apartments IV and V and Twin Lake Towers Apartments. Maintenance expense decreased for the three and nine months primarily due to decreases in contract services at Twin Lake Towers Apartments. Advertising expense increased for both the three and nine month periods due to increased periodical and web advertising at Twin Lake Towers Apartments. Property expense increased for the three and nine month periods due to increased salaries and related benefits at Hunters Glen Apartments IV. Administrative expense increased for both the three and nine month periods due to increased resident separation costs and business licenses and permits at Hunters Glen Apartments IV, V and VI.  Interest expense increased for both the three and nine month periods due to the addition of third mortgages at Hunter Glen Apartments IV, V, and VI during August 2007 and an increase in interest on advances from affiliates, partially offset by the capitalization of interest during 2008 related to the redevelopment of Twin Lake Towers Apartments, as discussed below. Depreciation expense increased for both the three and nine month periods due to additions placed into service at all properties during the year which are now being depreciated. The decrease in property tax expense for both the three and nine month periods is primarily due to an increase in the assessed value at Hunters Glen Apartments IV, V and VI which were adjusted during the third quarter of 2007 and the capitalization of construction period taxes during 2008 at Twin Lake Towers Apartments.

General and administrative expenses decreased for both the three and nine month periods ended September 30, 2008 due to a decrease in the executive and administrative management fee that is based on net cash from operations and payable to the Managing General Partner. Additionally, for the nine month period there was a decrease in the cost of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for both the three and nine months ended September 30, 2008 and 2007 are costs associated with the quarterly and annual communications with investors and regulatory agencies and costs associated with the annual audit required by the Partnership Agreement. General and administrative expense also includes a New Jersey tax assessed to the Partnership based upon the number of partners in the Partnership.

Liquidity and Capital Resources

At September 30, 2008 the Partnership had cash and cash equivalents of approximately $1,029,000 compared to approximately $17,173,000 at September 30, 2007. Cash and cash equivalents decreased approximately $59,000 since December 31, 2007 due to approximately $9,522,000 of cash used in investing activities, partially offset by approximately $6,425,000 and $3,038,000 of cash provided by financing and operating activities, respectively. Cash used in investing activities consisted of property improvements and replacements, net of insurance proceeds received. Cash provided by financing activities consisted of advances received from AIMCO Properties, L.P., an affiliate of the Managing General Partner, partially offset by principal payments on the mortgages encumbering the Partnership’s properties. The Partnership invests its working capital reserves in interest bearing accounts.

During the nine months ended September 30, 2008, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $591,000 to fund operations at Hunters Glen Apartments IV, V and VI and Twin Lake Towers Apartments and approximately $6,824,000 to cover redevelopment costs at Twin Lake Towers Apartments (as discussed below).  There were no advances from AIMCO Properties, L.P. during the nine months ended September 30, 2007.  Interest is charged at prime plus 2% (7.00% at September 30, 2008) and was approximately $136,000 for the nine months ended September 30, 2008. Total advances and accrued interest of approximately $7,551,000 remain unpaid at September 30, 2008 and are included in due to affiliates. No such amounts were owed at December 31, 2007. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see itsreports filed with the Securities and Exchange Commission.  Subsequent to September 30, 2008, AIMCO Properties, L.P. advanced the Partnership approximately $230,000 to fund operations at Hunters Glen Apartments IV, V, VI and Twin Lake Towers Apartments and approximately $702,000 to cover redevelopment costs at Twin Lake Towers Apartments.

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

Hunters Glen Apartments IV

During the nine months ended September 30, 2008, the Partnership completed approximately $334,000 of capital improvements at the property consisting primarily of appliance, floor covering and air conditioning unit replacements, kitchen and bath countertop resurfacing and recreation facility upgrades. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2008. Such capital improvements will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Hunters Glen Apartments V

During the nine months ended September 30, 2008, the Partnership completed approximately $514,000 of capital improvements at the property consisting primarily of floor covering, air conditioning unit and appliance replacements, and kitchen and bath countertop and cabinet upgrades.  These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2008. Such capital improvements will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Hunters Glen Apartments VI

During the nine months ended September 30, 2008, the Partnership completed approximately $483,000 of capital improvements at the property consisting primarily of ground lighting, water heaters, floor covering, appliance and air conditioning unit replacements and kitchen and bath upgrades. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2008. Such capital improvements will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Twin Lake Towers Apartments

During the nine months ended September 30, 2008, the Partnership completed approximately $8,921,000 of capital improvements arising from the redevelopment of the property, which includes capitalization of construction period interest of approximately $183,000, construction period property taxes of approximately $20,000, and other construction period operating costs of approximately $5,000. Additional capital improvements of approximately $100,000 were completed during the nine months ended September 30, 2008 and consisted primarily of fire safety equipment, building improvements and elevator improvements. These additional improvements were funded from operating cash flow. The property is currently undergoing a redevelopment project in order to become more competitive with other properties in the area in an effort to increase net operating income at the property.  The redevelopment is expected to consist of improvements to building exteriors, apartment interiors and common areas, plus construction of a new recreational and leasing center facility.  Improvements to the site will include landscaping, exterior lighting, signage, new parking garages and a swimming pool.  Improvements to the building exteriors will include masonry upgrades, balcony railing upgrades and new roofs.  Improvements to the apartment interiors will include upgrades to the kitchens, cabinetry, countertops, flooring, light fixtures, plumbing fixtures, closet doors and other finish type items.  Improvements to the common areas will include a redesign of the building entries and lobbies, new finishes for corridors and upgrading laundry rooms.  Various mechanical, plumbing and electrical systems will also be upgraded.  An affiliate of the Managing General Partner is supervising the redevelopment project and will receive a fee equal to 4% of the actual redevelopment costs incurred. Approximately 33 units were in redevelopment and not in service at September 30, 2008.  Based upon current redevelopment plans, the Managing General Partner anticipates the redevelopment to be completed by April 2010 at a total estimated cost of approximately $20,959,000, of which approximately $2,230,000 was completed during the year ended December 31, 2007 in addition to the $8,921,000 completed during the nine months ending September 30, 2008 as mentioned above. The project is being funded by the Partnership’s operating cash flow and advances from AIMCO Properties, L.P., an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. Other than the redevelopment project the Partnership has no material commitments for property improvements and replacements, but certain routine capital improvements are anticipated during the remainder of 2008.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only to the extent of cash available from operations, Partnership reserves or additional advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to make such advances, other than for the redevelopment of Twin Lake Towers Apartments.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected, at least in the short term.

On August 31, 2007, the Partnership obtained third mortgages in the total principal amount of approximately $15,714,000 on Hunters Glen Apartments IV, V, and VI. The third mortgages bear interest at a fixed interest rate of 5.84% and require monthly payments of principal and interest of approximately $93,000 in the aggregate beginning on October 1, 2007 through the December 1, 2015 maturity date.  The third mortgages have a balloon payment of approximately $13,695,000 due at maturity.  If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to December 1, 2016 during which period the third mortgages would require monthly payments of principal and interest, and would bear interest at a rate equal to the average of the one-month LIBOR plus 250 basis points. The Partnership may prepay the third mortgages at any time with 30 days written notice to the lender subject to a prepayment penalty. As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage financing. Loan costs of approximately $168,000 were incurred in connection with obtaining the third mortgages and have been capitalized and are included in other assets on the consolidated balance sheet.  Additional loan costs of approximately $24,000 were capitalized during the fourth quarter of 2007.

The Partnership’s assets are thought to be generally sufficient for any near term needs (exclusive of capital improvements and redevelopment costs) of the Partnership. The Partnership's mortgage indebtedness encumbering Hunters Glen Apartments IV, V and VI of approximately $70,737,000 matures in December 2015 with a one year extension option and balloon payments of approximately $62,635,000 due at maturity. The mortgage indebtedness encumbering Twin Lake Towers Apartments of approximately $9,854,000 matures in July 2013, at which time a balloon payment totaling approximately $7,385,000 will be due. The Managing General Partner will attempt to refinance the mortgages on Hunters Glen Apartments IV, V, VI, and Twin Lake Towers Apartments and/or sell the properties prior to the maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing the properties through foreclosure.

The Partnership distributed the following amounts during the nine months ended September 30, 2008 and 2007 (in thousands, except per unit data):

	Nine Months		Nine Months

	Ended	Per Limited	Ended	Per Limited

	September 30,	Partnership	September 30,	Partnership
	2008	Unit	2007

Unit

Operations	$ --	$ --	$ 100	$ 2.21

Future cash distributions will depend on the levels of cash generated from operations, and the timing of debt maturities, property sales and/or refinancings. The Partnership’s cash available for distribution is reviewed on a monthly basis. Considering the current redevelopment project at Twin Lake Towers Apartments and the advances owed to AIMCO Properties, L.P. at September 30, 2008, it is not expected that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any distributions to its partners during 2008 or the foreseeable future.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 33,750 limited partnership units (the "Units") in the Partnership representing 75.47% of the outstanding Units at September 30, 2008.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 75.47% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

The Partnership has previously disclosed in its quarterly, annual and current reports the legal proceedings related to the Nuanes and Heller actions.  On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeal had remanded the matter for further findings.  On August 31, 2006, an objector filed an appeal from the order.  The Court of Appeal issued an opinion on February 20, 2008, affirming the order approving the settlement and judgment entered thereto, and the California Supreme Court thereafter denied the objector’s petition for review.  All appeals have now been exhausted, and the Court’s order approving the settlement and entering judgment is now final.  Payments associated with the settlement were disbursed during September 2008.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts will be dismissed. During the three months ended September 30, 2008, the Partnership was charged approximately $39,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

Item 6.     Exhibits

            See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANGELES PARTNERS XII
(A California Limited Partnership)

By: Angeles Realty Corporation II
Managing General Partner

Date: November 14, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 14, 2008	By: /s/Stephen B. Waters
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