Form 10-K
period 2008-12-31
ANGELES PARTNERS XII
filed 2009-03-31
CIK 720392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

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

Securities registered under Section 12(b) of the Act:

None

Securities registered under Section 12(g) of the Act:

Units of Limited Partnership Interest

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were last sold, or the average bid and asked prices of such partnership interests as of the last business day of the registrant’s most recently completed second fiscal quarter. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s properties and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risk; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto, as well as the section entitled “Risk Factors” described in Item 1A of this Annual Report and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

The Partnership is engaged in the business of operating and holding real estate properties for investment. In 1984 and 1985 during its acquisition phase, the Partnership acquired ten existing apartment properties and one existing commercial property. In 1990, the Partnership lost one of its apartment properties to foreclosure. During 1991, the Partnership acquired a 44.5% general partnership interest in a joint venture, Princeton Meadows Golf Course Joint Venture ("Joint Venture"), partnering with two affiliated partnerships. In 1999, the Partnership sold its only commercial property, one of its apartment properties and the Joint Venture sold its only investment property, Princeton Meadows Golf Course. In May 2001, the Partnership sold two of its apartment properties. In April and December 2005, the Partnership sold two of its six remaining apartment properties. As of December 31, 2008, the Partnership continues to own and operate four apartment complexes. (see "Item 2. Properties").

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

Item 1A. Risk Factors

The risk factors noted in this section and other factors noted throughout this Annual Report describe certain risks and uncertainties that could cause the Partnership’s actual results to differ materially from those contained in any forward-looking statement.

The Partnership’s existing and future debt financing could render it unable to operate, result in foreclosure on its properties, prevent it from making distributions on its equity or otherwise adversely affect its liquidity.

The Partnership is subject to the risk that its cash flow from operations will be insufficient to make required payments of principal and interest, and the risk that existing indebtedness may not be refinanced or that the terms of any refinancing will not be as favorable as the terms of existing indebtedness. If the Partnership fails to make required payments of principal and interest on secured debt, its lender could foreclose on the properties securing such debt, which would result in loss of income and asset value to the Partnership.  Payments of principal and interest may leave the Partnership with insufficient cash resources to operate its properties or pay distributions.

Disruptions in the financial markets could affect the Partnership’s ability to obtain financing and the cost of available financing and could adversely affect the Partnership’s liquidity.

The Partnership’s ability to obtain financing and the cost of such financing depends on the overall condition of the United States credit markets and the level of involvement of certain government sponsored entities, specifically, Federal Home Loan Mortgage Corporation, or Freddie Mac, and Federal National Mortgage Association, or Fannie Mae, in secondary credit markets.  Recently the United States credit markets have experienced significant liquidity disruptions, which have caused the spreads on debt financings to widen considerably and have made obtaining financing more difficult.  Further or prolonged disruptions in the credit markets could result in Freddie Mac or Fannie Mae reducing their level of involvement in secondary credit markets which would adversely affect the Partnership’s ability to obtain non-recourse property debt financing.

Failure to generate sufficient net operating income may limit the Partnership’s ability to fund necessary capital expenditures or the Partnership’s ability to repay advances from affiliates.

The Partnership’s ability to fund necessary capital expenditures on its properties depends on its ability to generate net operating income in excess of required debt payments.  If the Partnership is unable to fund capital expenditures on its properties, the Partnership may not be able to preserve the competitiveness of its properties, which could adversely affect the Partnership’s net operating income.

The Partnership’s ability to repay advances from affiliates depends on its ability to generate net operating income in excess of required debt payments and capital expenditure requirements. Net operating income and liquidity may be adversely affected by events or conditions beyond the Partnership’s control, including:

  the general economic climate;
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

  the Partnership may be unable to complete construction and lease up of the property on schedule, resulting in increased construction and financing costs and a decrease in expected rental revenues;

  occupancy rates and rents at the property may fail to meet the Partnership’s  expectations for a number of reasons, including changes in market and economic conditions beyond the Partnership’s control and the development by competitors of competing communities;

  the Partnership may abandon opportunities that it has already begun to explore for a number of reasons, including changes in local market conditions or increases in construction or financing costs, and, as a result, it may fail to recover expenses already incurred in exploring those opportunities; and

  the Partnership may incur liabilities to third parties during the redevelopment process, for example, in connection with resident lease terminations, or managing existing improvements on the site prior to resident lease terminations.

Competition could limit the Partnership’s ability to lease apartments or increase or maintain rents.

The Partnership’s apartment properties compete for residents with other housing alternatives, including other rental apartments, condominiums and single-family homes that are available for rent, as well as new and existing condominiums and single-family homes for sale. Competitive residential housing in a particular area could adversely affect the Partnership’s ability to lease apartments and to increase or maintain rental rates.  The current challenges in the credit and housing markets have increased housing inventory that competes with the Partnership’s properties.

Laws benefiting disabled persons may result in the Partnership’s incurrence of unanticipated expenses.

Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990, to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership’s properties, or affect renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Partnership believes that its properties are substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA in connection with the ongoing operation of its properties.

Potential liability or other expenditures associated with potential environmental contamination may be costly.

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property, including lead-based paint. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its properties.

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

A further description of the Partnership's business is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K.

Item 2.     Property

The following table sets forth the Partnership's investments in properties as of December 31, 2008:

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

	Gross			Method
	Carrying	Accumulated	Depreciable	of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)

				(in thousands)

Hunters Glen Apts-IV	$16,121	$12,574	5-40 yrs	Straight line	$ 4,018
Hunters Glen Apts-V	18,291	14,361	5-40 yrs	Straight line	4,409
Hunters Glen Apts-VI	20,182	15,740	5-40 yrs	Straight line	4,455
Twin Lake Towers Apts	36,305	19,984	5-40 yrs	Straight line	15,888

	$90,899	$62,659			$28,770

See "Note A – Organization and Summary of Significant Accounting Policies" of the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

	Principal				Principal
	Balance At				Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2008	Rate (1)	Amortized	Date (2)	Maturity
	(in thousands)				(in thousands)

Hunters Glen Apts IV
1st mortgage	$10,746	5.51%	30 yrs	12/2015	$ 9,374
2nd mortgage	5,279	5.63%	30 yrs	12/2015	4,622
3rd mortgage	4,471	5.84%	30 yrs	12/2015	3,959
Hunters Glen Apts V
1st mortgage	12,516	7.39%	30 yrs	12/2015	11,357
2nd mortgage	6,584	5.63%	30 yrs	12/2015	5,765
3rd mortgage	5,387	5.84%	30 yrs	12/2015	4,771
Hunters Glen Apts VI
1st mortgage	13,027	7.39%	30 yrs	12/2015	11,821
2nd mortgage	6,853	5.63%	30 yrs	12/2015	6,001
3rd mortgage	5,600	5.84%	30 yrs	12/2015	4,965
Twin Lake Towers Apts
1st mortgage	9,736	4.54%	20 yrs	07/2013	7,385
	$80,199				$70,020

 (1)  Fixed rate mortgages.

 (2)  See "Item 8. Financial Statements and Supplementary Data - Note B – Mortgage Notes Payable" for information with respect to the Registrant's ability to prepay these loans and more specific details as to the terms of the loans.

On August 31, 2007, the Partnership obtained third mortgages in the total principal amount of approximately $15,714,000 on Hunters Glen Apartments IV, V, and VI. The third mortgages bear interest at a fixed interest rate of 5.84% and require monthly payments of principal and interest of approximately $93,000 in the aggregate beginning on October 1, 2007 through the December 1, 2015 maturity date.  The third mortgages have a balloon payment of approximately $13,695,000 due at maturity.  If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to December 1, 2016 during which period the third mortgages would require monthly payments of principal and interest, and would bear interest at a rate equal to the average of the one-month LIBOR plus 250 basis points. The Partnership may prepay the third mortgages at any time with 30 days written notice to the lender subject to a prepayment penalty. As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse obligations and liabilities of the Partnership with respect to the new mortgage financing. Loan costs of approximately $192,000 were incurred in connection with obtaining the third mortgages and have been capitalized and are included in other assets on the consolidated balance sheet included in “Item 8. Financial Statements and Supplementary Data.”

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2008 and 2007 for each property were as follows:

	Average Annual		Average Annual
	Rental Rates		Occupancy
	(per unit)
Property	2008	2007	2008	2007

Hunters Glen Apartments – IV	$12,963	$12,538	97%	98%
Hunters Glen Apartments – V	12,941	12,487	96%	97%
Hunters Glen Apartments – VI	12,714	12,289	96%	96%
Twin Lake Towers Apartments (1)	10,959	10,026	87%	97%

(1)   The General Partner attributes the decrease in occupancy at Twin Lake Towers Apartments to redevelopment at the property.

As noted under "Item 1. Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other residential apartment complexes in the area. The Managing General Partner believes that all of the properties are adequately insured. The residential properties are apartment complexes which lease units for terms of one year or less.  As of December 31, 2008, no residential tenant leases 10% or more of the available rental space.  With the exception of the property currently in redevelopment (as discussed in “Capital Improvements” below), the properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rates

Real estate taxes and rates in 2008 for each property were:

	2008	2008
	Billing	Rate
	(in thousands)

Hunters Glen Apartments-IV	$ 331	2.030%
Hunters Glen Apartments-V	383	2.030%
Hunters Glen Apartments-VI	412	2.030%
Twin Lake Towers Apartments	420	6.043%

Capital Improvements

Hunters Glen Apartments IV

During the year ended December 31, 2008, the Partnership completed approximately $429,000 of capital improvements at the property consisting primarily of appliance, floor covering and air conditioning unit replacements, kitchen and bath countertop resurfacing and recreation facility upgrades. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2009. Such capital improvements will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Hunters Glen Apartments V

During the year ended December 31, 2008, the Partnership completed approximately $638,000 of capital improvements at the property consisting primarily of floor covering, air conditioning unit and appliance replacements, and kitchen and bath countertop and cabinet upgrades.  These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2009. Such capital improvements will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Hunters Glen Apartments VI

During the year ended December 31, 2008, the Partnership completed approximately $600,000 of capital improvements at the property consisting primarily of ground lighting, water heaters, floor covering, appliance and air conditioning unit replacements and kitchen and bath upgrades. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2009. Such capital improvements will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Twin Lake Towers Apartments

During the year ended December 31, 2008, the Partnership completed approximately $12,247,000 of capital improvements arising from the redevelopment of the property, which includes capitalization of construction period interest of approximately $215,000, construction period property taxes of approximately $23,000, and other construction period operating costs of approximately $8,000. Additional capital improvements of approximately $126,000 were completed during the year ended December 31, 2008 and consisted primarily of fire safety equipment, air conditioning, building improvements and elevator improvements. These additional improvements were funded from operating cash flow. The property is currently undergoing a redevelopment project in order to become more competitive with other properties in the area in an effort to increase net operating income at the property.  The redevelopment is expected to consist of improvements to building exteriors, apartment interiors and common areas, plus construction of a new recreational and leasing center facility.  Improvements to the site will include landscaping, exterior lighting, signage, new parking garages and a swimming pool.  Improvements to the building exteriors will include masonry upgrades, balcony railing upgrades and new roofs.  Improvements to the apartment interiors will include upgrades to the kitchens, cabinetry, countertops, flooring, light fixtures, plumbing fixtures, closet doors and other finish type items.  Improvements to the common areas will include a redesign of the building entries and lobbies, new finishes for corridors and upgrading laundry rooms.  Various mechanical, plumbing and electrical systems will also be upgraded.  An affiliate of the Managing General Partner is supervising the redevelopment project and will receive a fee equal to 4% of the actual redevelopment costs incurred. Approximately 4 units were in redevelopment and not in service at December 31, 2008.  Based upon current redevelopment plans, the Managing General Partner anticipates the redevelopment to be completed by June 2010 at a total estimated cost of approximately $20,287,000, of which approximately $2,230,000 was completed during the year ended December 31, 2007 in addition to the $12,247,000 completed during the year ending December 31, 2008 as mentioned above. The project is being funded by the Partnership’s operating cash flow and advances from AIMCO Properties, L.P., an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. Other than the redevelopment project the Partnership has no material commitments for property improvements and replacements, but certain routine capital improvements are anticipated during 2009.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only to the extent of cash available from operations, Partnership reserves, or additional advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to make such advances, other than for the redevelopment of Twin Lake Towers Apartments. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected, at least in the short term.

Item 3.     Legal Proceedings

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts will be dismissed. During the fourth quarter of 2008, the Partnership paid approximately $39,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

Item 4.     Submission of Matters to a Vote of Security Holders

The unitholders of the Partnership did not vote on any matter through the solicitation of proxies or otherwise during the quarter ended December 31, 2008.

PART II

Item 5.     Market for the Registrant's Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

The Partnership, a publicly-held limited partnership, sold 44,773 Limited Partnership Units during its offering period through February 13, 1985.  As of December 31, 2008, the Partnership had 1,059 Limited Partners of record and 44,718 Limited Partnership Units (the "Units") outstanding. As of December 31, 2008, affiliates of the Managing General Partner owned 33,750 limited partnership units or 75.47% of the outstanding Units.  No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2008 and 2007 (in thousands, except per unit data):

	Year Ended	Per Limited	Year Ended	Per Limited

	December 31,	Partnership	December 31,	Partnership
	2008	Unit	2007	Unit

Operations	$ --	$ --	$ 100	$ 2.21
Financings (1)	--	--	15,000	332.08
Total	$ --	$ --	$ 15,100	$334.29

(1)      From the August 2007 third mortgage financings on Hunters Glen Apartments IV, V, and VI.

Future cash distributions will depend on the levels of cash generated from operations, and the timing of debt maturities, property sales and/or refinancings. The Partnership’s cash available for distribution is reviewed on a monthly basis. Considering the current redevelopment project at Twin Lake Towers Apartments and the advances owed to AIMCO Properties, L.P. at December 31, 2008, it is not expected that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any distributions to its partners during 2009 or the foreseeable future.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 33,750 Units in the Partnership representing 75.47% of the outstanding Units at December 31, 2008.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 75.47% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

The Partnership’s net income was approximately $802,000 for the year ended December 31, 2008 compared to net income of approximately $2,088,000 for the year ended December 31, 2007. Net income decreased for the year ended December 31, 2008 due to an increase in total expenses, partially offset by a slight increase in total revenues and an increase in the recognition of a casualty gain.

Total revenues increased for the year ended December 31, 2008 due to an increase in rental income, partially offset by a decrease in other income. Rental income increased due to an increase in average rental rates at all of the Partnership’s investment properties, partially offset by decreases in occupancy at Hunters Glen Apartments IV and V and Twin Lake Towers Apartments and increased bad debt expense at all of the Partnership’s investment properties, except for Hunters Glen Apartments V.  Other income decreased for the year ended December 31, 2008 primarily due to decreases in lease cancellation fees and tenant utility reimbursements at Twin Lake Towers Apartments and decreased interest income due to lower average cash balances.

During February 2008, Twin Lake Towers Apartments suffered fire damage to several apartment units.  During the year ended December 31, 2008, the Partnership received approximately $40,000 in insurance proceeds and recognized a casualty gain during the year ended December 31, 2008 of approximately $40,000, as the damaged assets were fully depreciated.

Total expenses increased for the year ended December 31, 2008 due to increases in depreciation and interest expenses, partially offset by decreases in operating, property tax and general and administrative expenses. Operating expense decreased for the year ended December 31, 2008 primarily due to decreases in insurance and maintenance expenses, partially offset by increases in advertising, property and administrative expenses. Insurance expense decreased primarily due to decreased hazard insurance premiums at Hunters Glen Apartments IV and V and Twin Lake Towers Apartments. Maintenance expense decreased primarily due to decreases in contract services at all of the Partnership’s investment properties and snow removal costs at Hunters Glen Apartments IV, V and VI. Advertising expense increased due to increased periodical and web advertising at Twin Lake Towers Apartments. Property expense increased due to increased salaries and related benefits and utilities at Hunters Glen Apartments IV. Administrative expense increased due to increased resident separation costs and business licenses and permits at Hunters Glen Apartments IV, V and VI.  Interest expense increased due to the addition of third mortgages at Hunter Glen Apartments IV, V, and VI during August 2007 and an increase in interest on advances from affiliates, partially offset by the reduction in interest on the first, second and third mortgages encumbering the investment properties as a result of scheduled principal payments, which reduced the carrying balance of the mortgages and the capitalization of interest during 2008 related to the redevelopment of Twin Lake Towers Apartments, as discussed below. Depreciation expense increased due to additions placed into service at all properties during the year which are now being depreciated. The decrease in property tax expense is primarily due to an increase in the assessed value at Hunters Glen Apartments IV, V and VI, which were adjusted during 2007 and decreases in the tax rates during 2008 at Hunters Glen Apartments IV, V and VI, and the capitalization of construction period taxes during 2008 at Twin Lake Towers Apartments.

General and administrative expenses decreased due to a decrease in the executive and administrative management fee that is based on net cash from operations and payable to the Managing General Partner. Additionally, for the year ended December 31, 2008 there was a decrease in the cost of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the year ended December 31, 2008 and 2007 are costs associated with the quarterly and annual communications with investors and regulatory agencies, costs associated with the annual audit required by the Partnership Agreement and a New Jersey tax assessed to the Partnership based upon the number of partners in the Partnership.

Liquidity and Capital Resources

At December 31, 2008 the Partnership had cash and cash equivalents of approximately $313,000 compared to approximately $1,088,000 at December 31, 2007. Cash and cash equivalents decreased approximately $775,000 since December 31, 2007 due to approximately $12,084,000 of cash used in investing activities, partially offset by approximately $8,012,000 and $3,297,000 of cash provided by financing and operating activities, respectively. Cash used in investing activities consisted of property improvements and replacements, net of insurance proceeds received. Cash provided by financing activities consisted of advances received from AIMCO Properties, L.P., an affiliate of the Managing General Partner, partially offset by principal payments on the mortgages encumbering the Partnership’s properties. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. During the third quarter of 2007 the Partnership began a redevelopment project at Twin Lake Towers Apartments. The redevelopment project is estimated to cost approximately $20,287,000. The work commenced November 2007 and is expected to be completed by June 2010. The redevelopment is expected to consist of improvements to building exteriors, apartment interiors and common areas, plus construction of a new recreational and leasing center facility.  Improvements to the site will include landscaping, exterior lighting, signage, new parking garages and a swimming pool.  Improvements to the building exteriors will include masonry upgrades, balcony railing upgrades and new roofs.  Improvements to the apartment interiors will include upgrades to the kitchens, cabinetry, countertops, flooring, light fixtures, plumbing fixtures, closet doors and other finish type items.  Improvements to the common areas will include a redesign of the building entries and lobbies, new finishes for corridors and upgrading laundry rooms.  Various mechanical, plumbing and electrical systems will also be upgraded.  An affiliate of the Managing General Partner will be supervising the redevelopment project and will receive a fee equal to 4% of the actual redevelopment costs incurred.  The Partnership expects to fund the redevelopment with advances from AIMCO Properties, L.P., an affiliate of the Managing General Partner and available cash flow from Partnership operations.  During the construction period, certain costs will be capitalized and depreciated over the remaining life of the property. During the year ended December 31, 2007 the Partnership completed approximately $2,230,000 of capital improvements associated with the redevelopment project. An additional $12,247,000 was completed during the year ended December 31, 2008. The Partnership has no other material commitments for property improvements and replacements, however, certain routine capital expenditures are anticipated during 2009. Such capital expenditures will depend on the physical condition of the properties as well as anticipated cash flow generated by the properties.  Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from affiliates.  To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be affected at least in the short term.

During the year ended December 31, 2008, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $832,000 to fund operations at Hunters Glen Apartments IV, V and VI and Twin Lake Towers Apartments and approximately $8,562,000 to cover redevelopment costs at Twin Lake Towers Apartment.  There were no advances from AIMCO Properties, L.P. during the year ended December 31, 2007. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rate charged on the outstanding advances made to the Partnership ranges from market to market plus 2.00%. Affiliates of the General Partner review the applicable market rate for the Partnership quarterly. The interest rate on outstanding advances at December 31, 2008 ranged from 4.00% to 6.00%. Interest expense was approximately $225,000 for the year ended December 31, 2008. Total advances and accrued interest of approximately $9,619,000 remain unpaid at December 31, 2008 and are included in due to affiliates on the consolidated balance sheets included in “Item 8. Financial Statements and Supplementary Data”. No such amounts were owed at December 31, 2007. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see itsreports filed with the Securities and Exchange Commission. Subsequent to December 31, 2008, AIMCO Properties, L.P. advanced the Partnership approximately $673,000 to cover redevelopment costs at Twin Lake Towers Apartments and approximately $89,000 to cover operating expenses at Hunters Glen Apartments IV, V and VI.

On August 31, 2007, the Partnership obtained third mortgages in the total principal amount of approximately $15,714,000 on Hunters Glen Apartments IV, V, and VI. The third mortgages bear interest at a fixed interest rate of 5.84% and require monthly payments of principal and interest of approximately $93,000 in the aggregate commencing on October 1, 2007 through the December 1, 2015 maturity date.  The third mortgages have a balloon payment of approximately $13,695,000 due at maturity.  If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to December 1, 2016 during which period the third mortgages would require monthly payments of principal and interest, and would bear interest at a rate equal to the average of the one-month LIBOR plus 250 basis points. The Partnership may prepay the third mortgages at any time with 30 days written notice to the lender subject to a prepayment penalty. As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse obligations and liabilities of the Partnership with respect to the new mortgage financing. Loan costs of approximately $192,000 were incurred in connection with obtaining the third mortgages and have been capitalized and are included in other assets on the consolidated balance sheet included in “Item 8. Financial Statements and Supplementary Data”.

The Partnership’s assets are thought to be generally sufficient for any near term needs (exclusive of capital improvements and redevelopment costs) of the Partnership. The Partnership's mortgage indebtedness encumbering Hunters Glen Apartments IV, V and VI Apartments of approximately $70,463,000 matures in December 2015 with a one year extension option and balloon payments of approximately $62,635,000 due at maturity. The mortgage indebtedness encumbering Twin Lake Towers Apartments of approximately $9,736,000 matures in July 2013, at which time a balloon payment totaling approximately $7,385,000 will be due. The Managing General Partner will attempt to refinance the mortgages on Hunters Glen Apartments IV, V, VI, and Twin Lake Towers Apartments and/or sell the properties prior to the maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing the properties through foreclosure.

The Partnership distributed the following amounts during the years ended December 31, 2008 and 2007 (in thousands, except per unit data):

	Year Ended	Per Limited	Year Ended	Per Limited
	December 31,	Partnership	December 31,	Partnership
	2008	Unit	2007	Unit

Operations	$ --	$ --	$ 100	$ 2.21
Financings (1)	--	--	15,000	332.08
Total	$ --	$ --	$ 15,100	$334.29

(1)      From the August 2007 third mortgage financings on Hunters Glen Apartments IV, V, and VI.

Future cash distributions will depend on the levels of cash generated from operations, and the timing of debt maturities, property sales and/or refinancings. The Partnership’s cash available for distribution is reviewed on a monthly basis. Considering the current redevelopment project at Twin Lake Towers Apartments and the advances owed to AIMCO Properties, L.P. at December 31, 2008, it is not expected that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any distributions to its partners during 2009 or the foreseeable future.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 33,750 limited partnership units (the "Units") in the Partnership representing 75.47% of the outstanding Units at December 31, 2008.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 75.47% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in "Note A – Organization and Summary of Significant Accounting Policies" which is included in the consolidated financial statements in "Item 8. Financial Statements and Supplementary Data". The Managing General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the consolidated financial statements with useful and reliable information about the Partnership’s operating results and financial condition.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.  Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

Item 8.     Financial Statements and Supplementary Data

ANGELES PARTNERS XII

LIST OF FINANCIAL STATEMENTS

      Report of Independent Registered Public Accounting Firm

      Consolidated Balance Sheets - December 31, 2008 and 2007

Consolidated Statements of Operations - Years ended December 31, 2008 and 2007

Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2008 and 2007

Consolidated Statements of Cash Flows - Years ended December 31, 2008 and 2007

      Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Angeles Partners XII

We have audited the accompanying consolidated balance sheets of Angeles Partners XII as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Angeles Partners XII at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 26, 2009

                                ANGELES PARTNERS XII

                             CONSOLIDATED BALANCE SHEETS

                          (in thousands, except unit data)

	December 31,
	2008	2007
Assets
Cash and cash equivalents	$ 313	$ 1,088
Receivables and deposits	697	565
Other assets	1,703	1,929
Investment properties (Notes B, E and F):
Land	6,468	6,468
Buildings and related personal property	84,431	70,415
	90,899	76,883
Less accumulated depreciation	(62,659)	(59,755)
	28,240	17,128
	$ 30,953	$ 20,710

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 1,906	$ 632
Tenant security deposit liabilities	470	476
Accrued property taxes	420	388
Other liabilities	670	907
Due to affiliates (Note D)	9,760	--
Mortgage notes payable (Note B)	80,199	81,581
	93,425	83,984

Partners' Deficit
General partners	(342)	(350)
Limited partners (44,718 units issued and
outstanding)	(62,130)	(62,924)
	(62,472)	(63,274)
	$ 30,953	$ 20,710

See Accompanying Notes to Consolidated Financial Statements

                                ANGELES PARTNERS XII

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                        (in thousands, except per unit data)

	Years Ended
	December 31,
	2008	2007
Revenues:
Rental income	$ 14,718	$ 14,477
Other income	1,604	1,833
Total revenues	16,322	16,310

Expenses:
Operating	5,473	5,560
General and administrative	442	463
Depreciation	2,928	1,980
Interest	5,207	4,616
Property taxes	1,510	1,603
Total expenses	15,560	14,222

Casualty gain (Note G)	40	--

Net income (Note C)	$ 802	$ 2,088

Net income allocated to general partners (1%)	$ 8	$ 21
Net income allocated to limited partners (99%)	794	2,067

	$ 802	$ 2,088

Net income per limited partnership unit	$ 17.76	$ 46.22

Distributions per limited partnership unit	$ --	$ 334.29

See Accompanying Notes to Consolidated Financial Statements

                                ANGELES PARTNERS XII

               CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

                          (in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partners

Partners

				Total

Original capital contributions	44,773	$ 1	$ 44,773	$ 44,774

Partners' deficit
at December 31, 2006	44,718	$ (220)	$(50,042)	$(50,262)

Net income for the year ended
December 31, 2007	--	21	2,067	2,088

Distributions to partners	--	(151)	(14,949)	(15,100)

Partners' deficit at
December 31, 2007	44,718	(350)	(62,924)	(63,274)

Net income for the year ended
December 31, 2008	--	8	794	802

Partners' deficit at
December 31, 2008	44,718	$ (342)	$(62,130)	$(62,472)

See Accompanying Notes to Consolidated Financial Statements

                                ANGELES PARTNERS XII

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (in thousands)

	Years Ended
	December 31,
	2008	2007
Cash flows from operating activities:
Net income	$ 802	$ 2,088
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	2,928	1,980
Amortization of loan costs	221	213
Casualty gain	(40)	--
Change in accounts:
Receivables and deposits	(132)	99
Other assets	5	3
Accounts payable	(642)	(13)
Tenant security deposit liabilities	(6)	49
Accrued property taxes	32	22
Other liabilities	(237)	135
Due to affiliates	366	(40)
Net cash provided by operating activities	3,297	4,536

Cash flows used in investing activities:
Property improvements and replacements	(12,124)	(3,707)
Insurance proceeds	40	--
Net cash used in investing activities	(12,084)	(3,707)

Cash flows from financing activities:
Payments on mortgage notes payable	(1,382)	(1,136)
Proceeds from mortgage notes payable	--	15,714
Distributions to partners	--	(15,100)
Loan costs paid	--	(192)
Advances from affiliates	9,394	--
Net cash provided by (used in) financing activities	8,012	(714)

Net (decrease) increase in cash and cash equivalents	(775)	115
Cash and cash equivalents at beginning of year	1,088	973

Cash and cash equivalents at end of year	$ 313	$ 1,088

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 5,048	$ 4,338

Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts
payable	$ 2,433	$ 517

Included in property improvements and replacements for the year ended December 31, 2007 are approximately $116,000 of property improvements and replacements which were included in accounts payable at December 31, 2006.

See Accompanying Notes to Consolidated Financial Statements

                                ANGELES PARTNERS XII

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  December 31, 2008

Note A - Organization and Summary of Significant Accounting Policies

Organization: Angeles Partners XII (the "Partnership" or "Registrant") is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act pursuant to the amended Certificate and Agreement of Limited Partnership (herein referred to as the "Agreement") dated May 26, 1983.  The Partnership's managing general partner is Angeles Realty Corporation II ("ARC II" or the "Managing General Partner"), a California corporation. The Managing General Partner is a wholly-owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.  The Elliott Accommodation Trust and the Elliott Family Partnership, a California limited partnership, were the Non-Managing General Partners. Effective December 31, 1997, the Elliott Family Partnership, Ltd. acquired the Elliott Accommodation Trust's general partner interest in the Partnership. On June 30, 2000, the Elliott Family Partnership sold its remaining interest to AIMCO Properties, L.P., a wholly owned subsidiary of AIMCO.  The Managing General Partner and the Non-Managing General Partner are herein collectively referred to as the "General Partners". The Partnership Agreement provides that the Partnership is to terminate on December 31, 2035, unless terminated prior to such date. As of December 31, 2008, the Partnership operates four residential properties in or near major urban areas in the United States.

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

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $27,000 and $809,000 at December 31, 2008 and 2007, respectively, that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged the unit and is current on rental payments.

Deferred Costs: Loan costs of approximately $2,458,000 for both December 31, 2008 and 2007, less accumulated amortization of approximately $990,000 and $769,000 at December 31, 2008 and 2007, respectively, are included in other assets on the consolidated balance sheets. The loan costs are amortized over the terms of the related loan agreements. Amortization expense for 2008 and 2007 was approximately $221,000 and $213,000, respectively, and is included in interest expense. Amortization expense is expected to be approximately $221,000 for each of the years 2009 through 2012 and approximately $206,000 for 2013.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts are deferred and amortized over the terms of the related leases.  Amortization of these costs is included in operating expenses.

Investment Properties: Investment properties consist of four apartment complexes and are stated at cost. The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 34, “Capitalization of Interest Costs” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership capitalizes interest, property taxes, and operating costs during periods in which redevelopment and construction projects are in progress. During the year ended December 31, 2008, the Partnership capitalized construction period interest of approximately $215,000, property taxes of approximately $23,000 and operating expenses of approximately $8,000. During the year ended December 31, 2007, the Partnership capitalized construction period interest of approximately $13,000. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2008 and 2007.

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

Advertising Costs: The Partnership expenses the costs of advertising as incurred.  Advertising costs of approximately $179,000 and $124,000 for the years ended December 31, 2008 and 2007, respectively, are included in operating expense.

Recent Accounting Pronouncements: In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards ("SFAS") No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership adopted the provisions of SFAS No. 157 effective January 1, 2008, and at that time determined no transition adjustment was required.

Note B – Mortgage Notes Payable

The principal terms of mortgage notes payable are as follows:

	Principal Balance At December 31,		Monthly			Principal
			Payment	Stated		Balance
			Including	Interest	Maturity	Due At

Property

	2008	2007	Interest	Rate	Date	Maturity
	(in thousands)	(in thousands)				(in thousands)

Hunters Glen Apts IV
1st mortgage	$10,746	$10,903	$ 64	5.51%	12/2015	$ 9,374
2nd mortgage	5,279	5,360	32	5.63%	12/2015	4,622
3rd mortgage	4,471	4,529	27	5.84%	12/2015	3,959
Hunters Glen Apts V
1st mortgage	12,516	12,648	89	7.39%	12/2015	11,357
2nd mortgage	6,584	6,685	39	5.63%	12/2015	5,765
3rd mortgage	5,387	5,457	32	5.84%	12/2015	4,771
Hunters Glen Apts VI
1st mortgage	13,027	13,164	93	7.39%	12/2015	11,821
2nd mortgage	6,853	6,958	41	5.63%	12/2015	6,001
3rd mortgage	5,600	5,680	34	5.84%	12/2015	4,965
Twin Lake Towers Apts
1st mortgage	9,736	10,197	76	4.54%	07/2013	7,385
	$80,199	$81,581	$527			$70,020

The mortgage notes payable are fixed rate mortgages that are non-recourse and are secured by a pledge of the Partnership's investment properties and by a pledge of revenues from the respective investment properties. Certain of the notes include prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

On August 31, 2007, the Partnership obtained third mortgages in the total principal amount of approximately $15,714,000 on Hunters Glen Apartments IV, V, and VI. The third mortgages bear interest at a fixed interest rate of 5.84% and require monthly payments of principal and interest of approximately $93,000 in the aggregate beginning on October 1, 2007 through the December 1, 2015 maturity date.  The third mortgages have a balloon payment of approximately $13,695,000 due at maturity. With respect to the first, second and third mortgages on Hunters Glen Apartments IV, V and VI, if no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to December 1, 2016 during which period the mortgages would require monthly payments of principal and interest, and would bear interest at a rate equal to the average of the one-month LIBOR plus 250 basis points. The Partnership may prepay the mortgages at any time with 30 days written notice to the lender subject to a prepayment penalty. As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse obligations and liabilities of the Partnership with respect to the new mortgage financing. Loan costs of approximately $192,000 were incurred in connection with obtaining the third mortgages and have been capitalized.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 2008, are as follows (in thousands):

2009	$ 1,377
2010	1,506
2011	1,594
2012	1,677
2013	8,878
Thereafter	65,167
$80,199

Note C - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes.  Accordingly, taxable income or loss of the Partnership is reported in the income tax returns of its partners and no provision for income taxes is made in the consolidated financial statements of the Partnership.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

	2008	2007

Net income as reported	$ 802	$ 2,088
Add (deduct):
Depreciation differences	(292)	(61)
Unearned income	(13)	76
Other	51	(63)
Federal taxable income	$ 548	$ 2,040
Federal taxable income per limited
partnership unit	$209.03 (1)	$ 45.32

(1)   For 2008 allocations under the Internal Revenue Code section 704(b) result in the limited partners being allocated a non-pro rata amount of taxable income.

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

	2008	2007
Net liabilities	$(62,472)	$(63,274)
Land and buildings	3,789	4,253
Accumulated depreciation	(2,901)	(2,585)
Syndication and distribution costs	6,093	6,093
Other	853	327

Net liabilities - Federal tax basis	$(54,638)	$(55,186)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $802,000 and $800,000 for the years ended December 31, 2008 and 2007, respectively, which is included in operating expenses.

The Partnership Agreement provides for a fee equal to 7.5% of "net cash from operations", as defined in the Partnership Agreement to be paid to the Managing General Partner for executive and administrative management services. One half of this fee is to be accrued and not paid unless the limited partners have received distributions equal to a 5% cumulative annual return on their adjusted capital investment as defined in the Partnership Agreement or there are net proceeds from the sale or refinancing of a property.  No fee was earned during the years ended December 31, 2008 and 2007. Payments of approximately $40,000, representing the accrued fees due at December 31, 2006, were paid to the Managing General Partner, per the Partnership Agreement, in connection with the payment of operating distributions and the receipt of net proceeds from the third mortgages during the year ended December 31, 2007.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $818,000 and $464,000 for the years ended December 31, 2008 and 2007, respectively, which is included in general and administrative expenses, and investment properties. The portion of these reimbursements included in investment properties for the years ended December 31, 2008 and 2007 are construction management services for certain capital improvement expenditures (not related to the redevelopment project) provided by an affiliate of the Managing General Partner of approximately $175,000 and $151,000, respectively. In connection with the redevelopment project (as discussed in “Note F”), an affiliate of the Managing General Partner is to receive a redevelopment supervision fee of 4% of the actual redevelopment costs incurred.  The Partnership was charged approximately $419,000 and $68,000 in redevelopment supervision fees during the years ended December 31, 2008 and 2007, respectively, which are included in investment properties. At December 31, 2008, approximately $141,000 of these reimbursements are payable to affiliates of the Managing General Partner and are included in due to affiliates. No such amounts were owed at December 31, 2007.

During the year ended December 31, 2008, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $832,000 to fund operations at Hunters Glen Apartments IV, V and VI and Twin Lake Towers Apartments and approximately $8,562,000 to cover redevelopment costs at Twin Lake Towers Apartment.  There were no advances from AIMCO Properties, L.P. during the year ended December 31, 2007. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rate charged on the outstanding advances made to the Partnership ranges from market to market plus 2.00%. Affiliates of the General Partner review the applicable market rate for the Partnership quarterly. The interest rate on outstanding advances at December 31, 2008 ranged from 4.00% to 6.00%. Interest expense was approximately $225,000 for the year ended December 31, 2008. Total advances and accrued interest of approximately $9,619,000 remain unpaid at December 31, 2008 and are included in due to affiliates on the consolidated balance sheets included in “Item 8. Financial Statements and Supplementary Data”. No such amounts were owed at December 31, 2007. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see itsreports filed with the Securities and Exchange Commission. Subsequent to December 31, 2008, AIMCO Properties, L.P. advanced the Partnership approximately $673,000 to cover redevelopment costs at Twin Lake Towers Apartments and approximately $89,000 to cover operating expenses at Hunters Glen Apartments IV, V and VI.

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

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability, and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2008 and 2007, the Partnership was charged by AIMCO and its affiliates approximately $406,000 and $588,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 33,750 limited partnership units (the "Units") in the Partnership representing 75.47% of the outstanding Units at December 31, 2008.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 75.47% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note E - Investment Properties and Accumulated Depreciation

		Initial Cost
		To Partnership
		(in thousands)

			Buildings	Cost
			and Related	Capitalized
			Personal	Subsequent
Description	Encumbrances	Land	Property	to Acquisition
(in thousands)				(in thousands)
Investment Properties
Hunters Glen Apts IV	$20,495	$ 1,552	$ 8,324	$ 6,245
Hunters Glen Apts V	24,487	1,820	9,759	6,712
Hunters Glen Apts VI	25,480	1,981	10,620	7,581
Twin Lake Towers Apts	9,737	1,115	12,806	22,384
Totals	$80,199	$ 6,468	$41,509	$42,922

	Gross Amount At Which Carried
	At December 31, 2008
	(in thousands)
		Buildings
		And
		Related
		Personal		Accumulated	Date	Depreciable
Description	Land	Property	Total	Depreciation	Acquired	Life-Years
			(in thousands)
Hunters Glen Apts IV	$1,552	$14,569	$16,121	$12,574	01/31/85	5-40
Hunters Glen Apts V	1,820	16,471	18,291	14,361	01/31/85	5-40
Hunters Glen Apts VI	1,981	18,201	20,182	15,740	01/31/85	5-40
Twin Lake Towers Apts	1,115	35,190	36,305	19,984	03/30/84	5-40
Totals	$6,468	$84,431	$90,899	$62,659

Reconciliation of "Investment Properties and Accumulated Depreciation":

	Years Ended December 31,
	2008	2007
	(in thousands)
Investment Properties
Balance at beginning of year	$ 76,883	$ 72,775
Property improvements	14,040	4,108
Disposition of assets	(24)	--
Balance at end of year	$ 90,899	$ 76,883

Accumulated Depreciation
Balance at beginning of year	$ 59,755	$ 57,775
Additions charged to expense	2,928	1,980
Disposition of assets	(24)	--
Balance at end of year	$ 62,659	$ 59,755

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2008 and 2007, is approximately 94,330,000 and $81,136,000, respectively.  The accumulated depreciation for Federal income tax purposes as of December 31, 2008 and 2007, is approximately $65,560,000 and $62,340,000, respectively.

Note F – Redevelopment

During the third quarter of 2007 the Partnership began a redevelopment project at Twin Lake Towers Apartments. The redevelopment project is estimated to cost approximately $20,287,000. The work commenced November 2007 and is expected to be completed by June 2010. The redevelopment is expected to consist of improvements to building exteriors, apartment interiors and common areas, plus construction of a new recreational and leasing center facility.  Improvements to the site will include landscaping, exterior lighting, signage, new parking garages and a swimming pool. Improvements to the building exteriors will include masonry upgrades, balcony railing upgrades and new roofs.  Improvements to the apartment interiors will include upgrades to the kitchens, cabinetry, countertops, flooring, light fixtures, plumbing fixtures, closet doors and other finish type items.  Improvements to the common areas will include a redesign of the building entries and lobbies, new finishes for corridors and upgrading laundry rooms.  Various mechanical, plumbing and electrical systems will also be upgraded.  An affiliate of the Managing General Partner will be supervising the redevelopment project and will receive a fee equal to 4% of the actual redevelopment costs incurred.  The Partnership expects to fund the redevelopment with advances from AIMCO Properties, L.P., an affiliate of the Managing General Partner and available cash flow from Partnership operations.  During the construction period, certain costs will be capitalized and depreciated over the remaining life of the property. During the year ended December 31, 2007 the Partnership completed approximately $2,230,000 of capital improvements associated with the redevelopment project. An additional $12,247,000 was completed during the year ended December 31, 2008.

Note G – Casualty Event

During February 2008, Twin Lake Towers Apartments suffered fire damage to several apartment units. During the year ended December 31, 2008, the Partnership received approximately $40,000 in insurance proceeds and recognized a casualty gain during the year ended December 31, 2008 of approximately $40,000 as the damaged assets were fully depreciated.

Note H - Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts will be dismissed. During the fourth quarter of 2008, the Partnership paid approximately $39,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property, including lead-based paint. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its properties.

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

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A(T). Controls and Procedures

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2008.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2008, the Partnership’s internal control over financial reporting is effective.

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

(b)   Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.    Other Information

None.

                                      PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The names of the directors and officers of Angeles Realty Corporation II ("ARC II" or the "Managing General Partner"), their ages and the nature of all positions with ARC II are set forth below. There are no family relationships between or among any officers or directors.

Name	Age	Position

Steven D. Cordes	37	Director and Senior Vice President
Harry G. Alcock	46	Director and Executive Vice President
Timothy J. Beaudin	50	President and Chief Operating Officer
David R. Robertson	43	President and Chief Financial Officer
Lisa R. Cohn	40	Executive Vice President, General Counsel and Secretary
Patti K. Fielding	45	Executive Vice President – Securities and Debt; Treasurer
Paul Beldin	35	Senior Vice President and Chief Accounting Officer
Stephen B. Waters	47	Vice President

Steven D. Cordes was appointed as a Director of the Managing General Partner effective March 2, 2009.  Mr. Cordes has been a Senior Vice President of the Managing General Partner and AIMCO since May 2007.  Mr. Cordes was appointed Senior Vice President – Structured Equity in May 2007.  Mr. Cordes joined AIMCO in 2001 as a Vice President of Capital Markets with responsibility for AIMCO’s joint ventures and equity capital markets activity.  Prior to joining AIMCO, Mr. Cordes was a manager in the financial consulting practice of PricewaterhouseCoopers.  Effective March 2009, Mr. Cordes was appointed to serve as the equivalent of the chief executive officer of the Partnership.

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

Timothy J. Beaudin was appointed Executive Vice President and Chief Development Officer of the Managing General Partner and AIMCO in October 2005 and was appointed Executive Vice President and Chief Property Operating Officer of the Managing General Partner and AIMCO in October 2008.  Mr. Beaudin was promoted to President and Chief Operating Officer of AIMCO in February 2009. Mr. Beaudin oversees conventional and affordable property operations and information technology, in addition to redevelopment and construction services.  He is also responsible for asset management for conventional properties.  Prior to joining AIMCO and beginning in 1995, Mr. Beaudin was with Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

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

David R. Robertson was appointed President and Chief Investment Officer of AIMCO in February 2009, and on March 1, 2009, he also became Chief Financial Officer of AIMCO and the Managing General Partner.  Mr. Robertson joined AIMCO as Executive Vice President in February 2002 and has served as Chief Investment Officer since March 2007.  In addition to serving as AIMCO’s chief financial officer, Mr. Robertson is responsible for portfolio strategy, capital allocation, investments, joint ventures, asset management and transaction activities.  Since February 1996, Mr. Robertson has served as Chairman of Robeks Corporation, a 150-unit privately held chain of specialty food stores that he founded.

Paul Beldin was appointed Senior Vice President and Chief Accounting Officer of AIMCO and the Managing General Partner in May 2008.  Mr. Beldin joined AIMCO in May 2008.  Prior to that, Mr. Beldin served as controller and then as chief financial officer of America First Apartment Investors, Inc., a publicly traded multifamily real estate investment trust, from May 2005 to September 2007 when the company was acquired by Sentinel Real Estate Corporation.  Prior to joining America First Apartment Investors, Inc., Mr. Beldin was a senior manager at Deloitte and Touche LLP, where he was employed from August 1996 to May 2005, including two years as an audit manager in SEC services at Deloitte’s national office.

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

The board of directors of the Managing General Partner does not have a separate audit committee. As such, the board of directors of the Managing General Partner fulfills the functions of an audit committee. The board of directors has determined that Steven D. Cordes meets the requirement of an "audit committee financial expert".

The directors and officers of the Managing General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

Item 11.    Executive Compensation

None of the directors and officers of the Managing General Partner received any remuneration from the Partnership during the years ended December 31, 2008 and 2007.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partner Units of the Registrant as of December 31, 2008.

Entity	Number of Units	Percentages

CooperRiverProperties, LLC
(an affiliate of AIMCO)	4,607	10.30%
Broad RiverProperties
(an affiliate of AIMCO)	8,002	17.89%
AIMCO IPLP
(an affiliate of AIMCO)	1,824	4.08%
AIMCO Properties, LP
(an affiliate of AIMCO)	19,317	43.20%

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

Item 13.    Certain Relationships and Related Transactions and Director Independence

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $802,000 and $800,000 for the years ended December 31, 2008 and 2007, respectively, which is included in operating expenses.

The Partnership Agreement provides for a fee equal to 7.5% of "net cash from operations", as defined in the Partnership Agreement to be paid to the Managing General Partner for executive and administrative management services. One half of this fee is to be accrued and not paid unless the limited partners have received distributions equal to a 5% cumulative annual return on their adjusted capital investment as defined in the Partnership Agreement or there are net proceeds from the sale or refinancing of a property.  No fee was earned during the years ended December 31, 2008 and 2007. Payments of approximately $40,000, representing the accrued fees due at December 31, 2006, were paid to the Managing General Partner, per the Partnership Agreement, in connection with the payment of operating distributions and the receipt of net proceeds from the third mortgages during the year ended December 31, 2007.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $818,000 and $464,000 for the years ended December 31, 2008 and 2007, respectively, which is included in general and administrative expenses, and investment properties. The portion of these reimbursements included in investment properties for the years ended December 31, 2008 and 2007 are construction management services for certain capital improvement expenditures (not related to the redevelopment project) provided by an affiliate of the Managing General Partner of approximately $175,000 and $151,000, respectively. In connection with the redevelopment project (as discussed in “Note F” of “Item 8. Financial Statements and Supplementary Data”), an affiliate of the Managing General Partner is to receive a redevelopment supervision fee of 4% of the actual redevelopment costs incurred.  The Partnership was charged approximately $419,000 and $68,000 in redevelopment supervision fees during the years ended December 31, 2008 and 2007, respectively, which are included in investment properties. At December 31, 2008, approximately $141,000 of these reimbursements are payable to affiliates of the Managing General Partner and are included in due to affiliates on the consolidated balance sheets included in “Item 8. Financial Statements and Supplementary Data”. No such amounts were owed at December 31, 2007.

During the year ended December 31, 2008, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $832,000 to fund operations at Hunters Glen Apartments IV, V and VI and Twin Lake Towers Apartments and approximately $8,562,000 to cover redevelopment costs at Twin Lake Towers Apartment.  There were no advances from AIMCO Properties, L.P. during the year ended December 31, 2007. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rate charged on the outstanding advances made to the Partnership ranges from market to market plus 2.00%. Affiliates of the General Partner review the applicable market rate for the Partnership quarterly. The interest rate on outstanding advances at December 31, 2008 ranged from 4.00% to 6.00%. Interest expense was approximately $225,000 for the year ended December 31, 2008. Total advances and accrued interest of approximately $9,619,000 remain unpaid at December 31, 2008 and are included in due to affiliates on the consolidated balance sheets included in “Item 8. Financial Statements and Supplementary Data”. No such amounts were owed at December 31, 2007. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see itsreports filed with the Securities and Exchange Commission. Subsequent to December 31, 2008, AIMCO Properties, L.P. advanced the Partnership approximately $673,000 to cover redevelopment costs at Twin Lake Towers Apartments and approximately $89,000 to cover operating expenses at Hunters Glen Apartments IV, V and VI.

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

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability, and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2008 and 2007, the Partnership was charged by AIMCO and its affiliates approximately $406,000 and $588,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 33,750 limited partnership units (the "Units") in the Partnership representing 75.47% of the outstanding Units at December 31, 2008.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 75.47% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Neither of the Managing General Partner's directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Managing General Partner.

Item 14.    Principal Accounting Fees and Services

The Managing General Partner has reappointed Ernst & Young, LLP as independent auditors to audit the financial statements of the Partnership for 2009. The aggregate fees billed for services rendered by Ernst & Young, LLP for 2008 and 2007 are described below.

Audit Fees. Fees for audit services totaled approximately $66,000 and $59,000 for 2008 and 2007, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees. Fees for tax services totaled approximately $14,000 and $15,000 for the years ending December 31, 2008 and 2007, respectively.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)   The following consolidated financial statements of the Registrant are included in Item 8:

Consolidated Balance Sheets at December 31, 2008 and 2007.

Consolidated Statements of Operations for the years ended December 31, 2008, and 2007.

Consolidated Statements of Changes in Partners' Deficit for the years ended December 31, 2008 and 2007.

Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007.

Notes to Consolidated Financial Statements

Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

b)   Exhibits:

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANGELES PARTNERS XII
(A California Limited Partnership)

By: Angeles Realty Corporation II
Managing General Partner

By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 30, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 30, 2009
Harry G. Alcock	Vice President

/s/ Steven D. Cordes	Director and Senior	Date: March 30, 2009
Steven D. Cordes	Vice President

/s/Stephen B. Waters	Vice President	Date: March 30, 2009
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