Form 10-Q
period 2009-03-31
ANGELES PARTNERS XII
filed 2009-05-15
CIK 720392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

[X] Yes  [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes  [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes  [X] No

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

ANGELES PARTNERS XII

CONSOLIDATED BALANCE SHEETS

 (in thousands, except unit data)

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 308	$ 313
Receivables and deposits	845	697
Other assets	1,797	1,703
Investment properties (Note C):
Land	6,468	6,468
Buildings and related personal property	85,200	84,431
	91,688	90,899
Less accumulated depreciation	(63,687)	(62,659)
	27,981	28,240
	$ 30,931	$ 30,953

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 1,162	$ 1,906
Tenant security deposit liabilities	442	470
Accrued property taxes	529	420
Other liabilities	808	670
Due to affiliates (Note B)	10,647	9,760
Mortgage notes payable	79,885	80,199
	93,473	93,425

Partners' Deficit
General partners	(343)	(342)
Limited partners (44,718 units issued and
outstanding)	(62,199)	(62,130)
	(62,542)	(62,472)
	$ 30,931	$ 30,953

Note: The consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS XII

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2009	2008
Revenues:
Rental income	$ 3,595	$ 3,717
Other income	430	447
Total revenues	4,025	4,164

Expenses:
Operating	1,286	1,451
General and administrative	78	101
Depreciation	1,028	530
Interest	1,315	1,254
Property taxes	388	381
Total expenses	4,095	3,717

Net (loss) income	$ (70)	$ 447

Net (loss) income allocated to general partners (1%)	$ (1)	$ 4
Net (loss) income allocated to limited partners (99%)	(69)	443

	$ (70)	$ 447

Net (loss) income per limited partnership unit	$ (1.54)	$ 9.91

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS XII

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partners

Partners

				Total

Original capital contributions	44,773	$ 1	$ 44,773	$ 44,774

Partners' deficit at
December 31, 2008	44,718	$ (342)	$(62,130)	$(62,472)

Net loss for the three months
ended March 31, 2009	--	(1)	(69)	(70)

Partners' deficit at
March 31, 2009	44,718	$ (343)	$(62,199)	$(62,542)

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS XII

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$ (70)	$ 447
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation	1,028	530
Amortization of loan costs	55	56
Change in accounts:
Receivables and deposits	(148)	(114)
Other assets	(149)	(297)
Accounts payable	969	402
Tenant security deposit liabilities	(28)	13
Accrued property taxes	109	105
Other liabilities	138	(9)
Due to affiliates	125	16
Net cash provided by operating activities	2,029	1,149

Cash flows used in investing activities:
Property improvements and replacements	(2,482)	(3,461)

Cash flows from financing activities:
Advances from an affiliates	762	2,162
Payments on mortgage notes payable	(314)	(332)
Net cash provided by financing activities	448	1,830

Net decrease in cash and cash equivalents	(5)	(482)

Cash and cash equivalents at beginning of period	313	1,088

Cash and cash equivalents at end of period	$ 308	$ 606

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 895	$ 1,184

Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts payable	$ 720	$ 1,500

Included in property improvements and replacements for the three months ended March 31, 2009 and 2008 are approximately $2,433,000 and $517,000 of property improvements and replacements, which were included in accounts payable at December 31, 2008 and 2007, respectively.

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS XII

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Partners XII (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of Angeles Realty Corporation II (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $199,000 and $201,000 for the three months ended March 31, 2009 and 2008, respectively, which is included in operating expenses.

The Partnership Agreement provides for a fee equal to 7.5% of "net cash from operations", as defined in the Partnership Agreement to be paid to the Managing General Partner for executive and administrative management services. One half of this fee is to be accrued and not paid unless the limited partners have received distributions equal to a 5% cumulative annual return on their adjusted capital investment as defined in the Partnership Agreement or there are net proceeds from the sale or refinancing of a property.  No fee was earned or accrued for the three months ended March 31, 2009 and 2008.  There were no such fees owed to the Managing General Partner at March 31, 2009 or December 31, 2008.

During the three months ended March 31, 2009, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $89,000 to fund operations at Hunters Glen Apartments IV, V and VI and approximately $673,000 to cover redevelopment costs at Twin Lake Towers Apartments (as discussed in “Note C”). During the three months ended March 31, 2008, AIMCO Properties, L.P. advanced the Partnership approximately $2,162,000 to cover redevelopment costs at Twin Lake Towers Apartments. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership range from a market rate to a market rate plus 2.00%. Affiliates of the Managing General Partner review the applicable market rate for the Partnership quarterly. The interest rate on outstanding advances at March 31, 2009 ranged from 3.25% to 5.25%. Interest expense was approximately $85,000 and $16,000 for the three months ended March 31, 2009 and 2008, respectively. Total advances and accrued interest of approximately $10,467,000 and $9,619,000 remain unpaid at March 31, 2009 and December 31, 2008, respectively. The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to March 31, 2009, AIMCO Properties, L.P. advanced the Partnership approximately $638,000 to cover operating expenses at Hunters Glen Apartments IV, V and VI and Twin Lake Towers Apartments.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $169,000 and $260,000 for the three months ended March 31, 2009 and 2008, respectively, which is included in general and administrative expenses and investment properties.  The portion of these reimbursements included in investment properties for the three months ended March 31, 2009 and 2008 are construction management services for certain capital improvement expenditures (not related to the redevelopment project) provided by an affiliate of the Managing General Partner of approximately $33,000 and $54,000, respectively.  In connection with the redevelopment project (as discussed in “Note C”), an affiliate of the Managing General Partner is to receive a redevelopment supervision fee of 4% of the actual redevelopment costs incurred.  The Partnership was charged approximately $97,000 and $159,000 in redevelopment supervision fees during the three months ended March 31, 2009 and 2008, respectively, which are included in investment properties. At March 31, 2009 and December 31, 2008, approximately $180,000 and $141,000 of these reimbursements are payable to affiliates of the Managing General Partner and are included in due to affiliates.

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

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the three months ended March 31, 2009, the Partnership was charged by AIMCO and its affiliates approximately $136,000 for insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2009 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $406,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2008.

Note C – Redevelopment

During the third quarter of 2007 the Partnership began a redevelopment project at Twin Lake Towers Apartments. The redevelopment project was originally estimated to cost approximately $20,287,000. The work commenced November 2007 and was expected to be completed by June 2010. During the first quarter of 2009 the Managing General Partner made the decision to not proceed with all aspects of the original redevelopment project. The revised estimated cost of the redevelopment project is approximately $16,500,000 and is expected to be completed during the second quarter of 2009. The redevelopment is expected to consist of improvements to building exteriors, apartment interiors and common areas, plus construction of a new recreational and leasing center facility.  Improvements to the site will include landscaping, exterior lighting, signage, new parking garages and a swimming pool. Improvements to the building exteriors will include masonry upgrades, balcony railing upgrades and new roofs. Improvements to the building exteriors will include masonry upgrades, balcony railing upgrades and new roofs. Improvements to the apartment interiors will include upgrades to the kitchens, cabinetry, countertops, flooring, light fixtures, plumbing fixtures, closet doors and other finish type items.  Improvements to the common areas will include a redesign of the building entries and lobbies, new finishes for corridors and upgrading laundry rooms.  Various mechanical, plumbing and electrical systems will also be upgraded.  An affiliate of the Managing General Partner will be supervising the redevelopment project and will receive a fee equal to 4% of the actual redevelopment costs incurred.  The Partnership expects to fund the redevelopment with advances from AIMCO Properties, L.P., an affiliate of the Managing General Partner and available cash flow from Partnership operations.  During the construction period, certain costs will be capitalized and depreciated over the remaining life of the property. During the years ended December 31, 2007 and 2008, the Partnership completed approximately $2,230,000 and $12,247,000, respectively, of capital improvements associated with the redevelopment project. An additional $551,000 of capital improvements associated with the redevelopment project were completed during the three months ended March 31, 2009. Included in this amount is approximately $39,000 of construction period interest, approximately $1,000 of construction period property taxes and approximately $1,000 of construction period operating costs which were capitalized.

Note D – Contingencies

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s properties and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risk; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2009 and 2008:

	Average Occupancy
Property	2009	2008

Hunters Glen Apartments – IV	95%	98%
Plainsboro, New Jersey (1)
Hunters Glen Apartments – V	94%	97%
Plainsboro, New Jersey (1)
Hunters Glen Apartments – VI	91%	96%
Plainsboro, New Jersey (1)
Twin Lake Towers Apartments	88%	95%
Westmont, Illinois (2)

(1)   The Managing General Partner attributes the decrease in occupancy at Hunters Glen Apartments IV, V and VI to unfavorable economic conditions in the New Jersey area.

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

Results of Operations

The Partnership’s net loss was approximately $70,000 for the three months ended March 31, 2009, compared to net income of approximately $447,000 for the three months ended March 31, 2008. The decrease in net income is due to a decrease in total revenues and an increase in total expenses.

Total revenues decreased for the three months ended March 31, 2009 due to decreases in both rental and other income. Rental income decreased primarily due to decreases in occupancy at all of the Partnership’s investment properties, decreases in the average rental rates at Hunters Glen Apartments IV, V and VI and an increase in bad debt expense at Hunters Glen Apartments IV, partially offset by an increase in the average rental rate at Twin Lake Towers Apartments. Other income decreased primarily due to a decrease in interest income earned due to lower average cash balances  and interest rates and a decrease in tenant utility reimbursements at Twin Lake Towers Apartments, partially offset by an increase in lease cancellation fees at all of the Partnership’s investment properties.

Total expenses increased for the three months ended March 31, 2009 due to increases in depreciation and interest expenses, partially offset by decreases in operating and general and administrative expenses. Property tax expense remained relatively constant for the comparable period. Depreciation expense increased due to assets placed into service at all of the Partnership’s properties during the year, which are now being depreciated. Interest expense increased primarily due to an increase in interest on advances from affiliates and a decrease in the capitalization of interest related to the redevelopment of Twin Lake Towers Apartments, as discussed below. Operating expense decreased due to decreases in insurance and maintenance expenses. Insurance expense decreased due to decreased hazard insurance premiums at all four of the Partnership’s investment properties. Maintenance expense decreased due to decreases in contract services at Hunter Glen Apartments IV, V and VI and repair costs at Hunters Glen Apartments V and VI.

General and administrative expense decreased due to a decrease in the New Jersey tax assessed to the Partnership, which is based on the number of partners in the Partnership, and a decrease in the cost of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the three months ended March 31, 2009 and 2008 are costs associated with the quarterly and annual communications with investors and regulatory agencies and costs associated with the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At March 31, 2009 the Partnership had cash and cash equivalents of approximately $308,000 compared to approximately $606,000 at March 31, 2008. Cash and cash equivalents decreased approximately $5,000 since December 31, 2008 due to approximately $2,482,000 of cash used in investing activities, partially offset by approximately $2,029,000 and $448,000 of cash provided by operating and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements.  Cash provided by financing activities consisted of advances from AIMCO Properties, L.P., an affiliate of the Managing General Partner, partially offset by principal payments on the mortgages encumbering the Partnership’s properties. The Partnership invests its working capital reserves in interest bearing accounts.

During the three months ended March 31, 2009, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $89,000 to fund operations at Hunters Glen Apartments IV, V and VI and approximately $673,000 to cover redevelopment costs at Twin Lake Towers Apartments (as discussed in “Note C”). During the three months ended March 31, 2008, AIMCO Properties, L.P. advanced the Partnership approximately $2,162,000 to cover redevelopment costs at Twin Lake Towers Apartments. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership range from a market rate to a market rate plus 2.00%. Affiliates of the Managing General Partner review the applicable market rate for the Partnership quarterly. The interest rate on outstanding advances at March 31, 2009 ranged from 3.25% to 5.25%. Interest expense was approximately $85,000 and $16,000 for the three months ended March 31, 2009 and 2008, respectively. Total advances and accrued interest of approximately $10,467,000 and $9,619,000 remain unpaid at March 31, 2009 and December 31, 2008, respectively. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see itsreports filed with the Securities and Exchange Commission. Subsequent to March 31, 2009, AIMCO Properties, L.P. advanced the Partnership approximately $638,000 to cover operating expenses at Hunters Glen Apartments IV, V and VI and Twin Lake Towers Apartments.

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

Hunters Glen Apartments IV

During the three months ended March 31, 2009, the Partnership completed approximately $40,000 of capital improvements at the property consisting primarily of water heaters, interior bath accessories and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2009. Such capital improvements will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Hunters Glen Apartments V

During the three months ended March 31, 2009, the Partnership completed approximately $66,000 of capital improvements at the property consisting primarily of water heaters, interior bath accessories, water, sewer and HVAC upgrades, floor covering replacements, and kitchen and bath resurfacing.  These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2009. Such capital improvements will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Hunters Glen Apartments VI

During the three months ended March 31, 2009, the Partnership completed approximately $99,000 of capital improvements at the property consisting primarily of water heaters, floor covering and appliance replacements and kitchen and bath resurfacing. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2009. Such capital improvements will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Twin Lake Towers Apartments

During the three months ended March 31, 2009, the Partnership completed approximately $551,000 of capital improvements arising from the redevelopment of the property, which includes capitalization of construction period interest of approximately $39,000, construction period property taxes of approximately $1,000, and other construction period operating costs of approximately $1,000. Additional capital improvements of approximately $13,000 were completed during the three months ended March 31, 2009 and consisted primarily of floor covering and appliance replacements, building and elevator improvements. These additional improvements were funded from operating cash flow and advances from AIMCO Properties, L.P., an affiliate of the Managing General Partner. The property is currently undergoing a redevelopment project in order to become more competitive with other properties in the area in an effort to increase net operating income at the property.  The redevelopment is expected to consist of improvements to building exteriors, apartment interiors and common areas, plus construction of a new recreational and leasing center facility.  Improvements to the site will include landscaping, exterior lighting, signage, new parking garages and a swimming pool.  Improvements to the building exteriors will include masonry upgrades, balcony railing upgrades and new roofs. Improvements to the building exteriors will include masonry upgrades, balcony railing upgrades and new roofs. Improvements to the apartment interiors will include upgrades to the kitchens, cabinetry, countertops, flooring, light fixtures, plumbing fixtures, closet doors and other finish type items.  Improvements to the common areas will include a redesign of the building entries and lobbies, new finishes for corridors and upgrading laundry rooms.  Various mechanical, plumbing and electrical systems will also be upgraded.  An affiliate of the Managing General Partner is supervising the redevelopment project and will receive a fee equal to 4% of the actual redevelopment costs incurred. The redevelopment project was originally estimated to cost approximately $20,287,000. The work commenced November 2007 and was expected to be completed by June 2010. During the first quarter of 2009 the Managing General Partner made the decision to not proceed with all aspects of the original redevelopment project. The revised estimated cost of the redevelopment project is approximately $16,500,000 and is expected to be completed during the second quarter of 2009. During the years ended December 31, 2007 and 2008 approximately $2,230,000 and $12,247,000, respectively, was completed. The project is being funded by the Partnership’s operating cash flow and advances from AIMCO Properties, L.P., an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. Other than the redevelopment project the Partnership has no material commitments for property improvements and replacements, but certain routine capital improvements are anticipated during 2009.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only to the extent of cash available from operations, Partnership reserves, or additional advances from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to make such advances, other than for the redevelopment of Twin Lake Towers Apartments. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected, at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near term needs (exclusive of capital improvements and redevelopment costs) of the Partnership. The Partnership's mortgage indebtedness encumbering Hunters Glen Apartments IV, V and VI of approximately $70,267,000 matures in December 2015 with a one-year extension option and balloon payments of approximately $62,635,000 due at maturity. The mortgage indebtedness encumbering Twin Lake Towers Apartments of approximately $9,618,000 matures in July 2013, at which time a balloon payment totaling approximately $7,385,000 will be due. The Managing General Partner will attempt to refinance the mortgages on Hunters Glen Apartments IV, V, VI, and Twin Lake Towers Apartments and/or sell the properties prior to the maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing the properties through foreclosure.

There were no distributions during the three months ended March 31, 2009 and 2008. Future cash distributions will depend on the levels of cash generated from operations, the timing of debt maturities, property sales and/or refinancings. The Partnership’s cash available for distribution is reviewed on a monthly basis. Considering the current redevelopment project at Twin Lake Towers Apartments and the advances owed to AIMCO Properties, L.P. at March 31, 2009 and December 31, 2008, it is not expected that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any distributions to its partners during 2009 or the foreseeable future.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 33,750 limited partnership units (the "Units") in the Partnership representing 75.47% of the outstanding Units at March 31, 2009.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 75.47% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Capitalized Costs Related to Redevelopment and Construction Projects

The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects. Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with Statement of Financial Accounting Standards ("SFAS") No. 34, “Capitalization of Interest Costs” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.” Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.

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

(b)            Changes in Internal Control Over Financial Reporting

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

ANGELES PARTNERS XII
(A California Limited Partnership)

By: Angeles Realty Corporation II
Managing General Partner

Date: May 14, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: May 14, 2009	By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

ANGELES PARTNERS XII

EXHIBIT INDEX

Exhibit          Description of Exhibit

  3.1            Amended Certificate and Agreement of Limited Partnership dated May 26, 1983 filed in Form S-11 dated June 2, 1983 and is incorporated herein by reference.

3.2            Amendment to the Amended Certificate and Agreement of Limited Partnership Agreement, dated October 22, 2007. (Incorporated by reference to the Registrant’s Current Report on Form 10-QSB for the quarterly period ended September 30, 2007)

  10.24          Multifamily Note dated June 26, 2003, between AIMCO Twin Lake Towers L. P., a Delaware limited partnership, and Keycorp Real Estate Capital Markets, Inc., an Ohio corporation related to Twin Lake Towers Apartments filed with the Registrant's Form 10-QSB for the quarterly period ended June 30, 2003 and incorporated herein by reference.

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