Form 10-Q
period 2009-06-30
ANGELES PARTNERS XII
filed 2009-08-13
CIK 720392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

ANGELES PARTNERS XII

CONSOLIDATED BALANCE SHEETS

 (in thousands, except unit data)

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 665	$ 313
Receivables and deposits	883	697
Other assets	1,698	1,703
Investment properties (Note C):
Land	6,468	6,468
Buildings and related personal property	86,966	84,431
	93,434	90,899
Less accumulated depreciation	(64,743)	(62,659)
	28,691	28,240
	$ 31,937	$ 30,953

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 629	$ 1,906
Tenant security deposit liabilities	436	470
Accrued property taxes	415	420
Other liabilities	799	670
Due to affiliates (Note B)	12,823	9,760
Mortgage notes payable	79,539	80,199
	94,641	93,425

Partners' Deficit
General partners	(344)	(342)
Limited partners (44,718 units issued and
outstanding)	(62,360)	(62,130)
	(62,704)	(62,472)
	$ 31,937	$ 30,953

Note: The consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS XII

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
Rental income	$ 3,566	$ 3,670	$ 7,161	$ 7,387
Other income	397	416	827	863
Total revenues	3,963	4,086	7,988	8,250

Expenses:
Operating	1,296	1,323	2,582	2,774
General and administrative	78	105	156	206
Depreciation	1,056	603	2,084	1,133
Interest	1,334	1,270	2,649	2,524
Property taxes	361	364	749	745
Total expenses	4,125	3,665	8,220	7,382

Casualty gain (Note D)	--	31	--	31

Net (loss) income	$ (162)	$ 452	$ (232)	$ 899

Net (loss) income allocated to
general partners (1%)	$ (2)	$ 5	$ (2)	$ 9
Net (loss) income allocated to
limited partners (99%)	(160)	447	(230)	890

	$ (162)	$ 452	$ (232)	$ 899

Net (loss) income per limited
partnership unit	$ (3.58)	$ 10.00	$ (5.14)	$ 19.90

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS XII

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partners

Partners

				Total

Original capital contributions	44,773	$ 1	$ 44,773	$ 44,774

Partners' deficit at
December 31, 2008	44,718	$ (342)	$(62,130)	$(62,472)

Net loss for the six months
ended June 30, 2009	--	(2)	(230)	(232)

Partners' deficit at
June 30, 2009	44,718	$ (344)	$ (62,360)	$ (62,704)

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS XII

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$ (232)	$ 899
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation	2,084	1,133
Amortization of loan costs	111	111
Casualty gain	--	(31)
Change in accounts:
Receivables and deposits	(186)	(108)
Other assets	(106)	(145)
Accounts payable	726	50
Tenant security deposit liabilities	(34)	23
Accrued property taxes	(5)	9
Other liabilities	129	1
Due to affiliates	238	76
Net cash provided by operating activities	2,725	2,018

Cash flows from investing activities:
Property improvements and replacements	(4,538)	(6,426)
Insurance proceeds received	--	31
Net cash used in investing activities	(4,538)	(6,395)

Cash flows from financing activities:
Payments on mortgage notes payable	(660)	(658)
Advances from affiliate	2,825	4,267
Net cash provided by financing activities	2,165	3,609

Net increase (decrease) in cash and cash equivalents	352	(768)
Cash and cash equivalents at beginning of period	313	1,088

Cash and cash equivalents at end of period	$ 665	$ 320

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 2,092	$ 2,365

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 430	$ 1,055

Included in property improvements and replacements for the six months ended June 30, 2009 and 2008 are approximately $2,433,000 and $517,000 of property improvements and replacements, which were included in accounts payable at December 31, 2008 and 2007, respectively.

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS XII

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Partners XII (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of Angeles Realty Corporation II (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

The Partnership’s management evaluated for subsequent events through the time this Quarterly Report on Form 10-Q was filed on August 13, 2009.

Recent Accounting Pronouncement

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, or SFAS No. 168, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Upon the effective date of SFAS No. 168, the FASB Accounting Standards Codification, or the Codification, will become the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  Following SFAS No. 168, the FASB will issue Accounting Standards Updates that serve to update the Codification. The Partnership does not anticipate that SFAS No. 168 will have a significant effect on its consolidated financial statements.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $394,000 and $403,000 for the six months ended June 30, 2009 and 2008, respectively, which are included in operating expenses.

The Partnership Agreement provides for a fee equal to 7.5% of "net cash from operations", as defined in the Partnership Agreement, to be paid to the Managing General Partner for executive and administrative management services. One half of this fee is to be accrued and not paid unless the limited partners have received distributions equal to a 5% cumulative annual return on their adjusted capital investment as defined in the Partnership Agreement or there are net proceeds from the sale or refinancing of a property.  No fee was earned or accrued for the six months ended June 30, 2009 and 2008.  There were no such fees owed to the Managing General Partner at June 30, 2009 or December 31, 2008.

During the six months ended June 30, 2009, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $695,000 to fund operations at Hunters Glen Apartments IV, V, VI and Twin Lake Towers Apartments and approximately $2,130,000 to fund redevelopment costs at Twin Lake Towers Apartments (as discussed in “Note C”).   During the six months ended June 30, 2008, AIMCO Properties, L.P. advanced the Partnership approximately $193,000 to fund operations at Hunters Glen Apartments IV, V and VI and approximately $4,074,000 to fund redevelopment costs at Twin Lake Towers Apartments .  AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership range from a market rate to a market rate plus 2.00%.  Affiliates of the Managing General Partner review the applicable market rate for the Partnership quarterly.  The interest rate on outstanding advances at June 30, 2009 ranged from 3.25% to 5.25%. Interest expense was approximately $180,000 and $62,000 for the six months ended June 30, 2009 and 2008, respectively. Total advances and accrued interest of approximately $12,624,000 and $9,619,000 remain unpaid at June 30, 2009 and December 31, 2008, respectively and are included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $255,000 and $439,000 for the six months ended June 30, 2009 and 2008, respectively, which is included in general and administrative expenses and investment properties.  The portion of these reimbursements included in investment properties for the six months ended June 30, 2009 and 2008 are construction management services for certain capital improvement expenditures (not related to the redevelopment project) provided by an affiliate of the Managing General Partner of approximately $37,000 and $104,000, respectively.  In connection with the redevelopment project (as discussed in “Note C”), an affiliate of the Managing General Partner is to receive a redevelopment supervision fee of 4% of the actual redevelopment costs incurred.  The Partnership was charged approximately $149,000 and $237,000 in redevelopment supervision fees during the six months ended June 30, 2009 and 2008, respectively, which are included in investment properties. At June 30, 2009 and December 31, 2008, approximately $199,000 and $141,000 of these reimbursements are payable to affiliates of the Managing General Partner and are included in due to affiliates.

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

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2009, the Partnership was charged by AIMCO and its affiliates approximately $191,000 for insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2009 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $406,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2008.

Note C – Redevelopment

During the third quarter of 2007 the Partnership began a redevelopment project at Twin Lake Towers Apartments.  The redevelopment project was originally estimated to cost approximately $20,287,000.  The work commenced November 2007 and was expected to be completed by June 2010.  During the first quarter of 2009, the Managing General Partner made the decision not to proceed with all aspects of the original redevelopment project. The revised estimated cost of the redevelopment project is approximately $16,786,000 and is expected to be completed in the third quarter of 2009. The redevelopment consists of improvements to building exteriors, apartment interiors and common areas, plus construction of a new recreational and leasing center facility.  Improvements to the site include landscaping, exterior lighting, signage, new parking garages and a swimming pool. Improvements to the building exteriors include masonry upgrades, balcony railing upgrades and new roofs. Improvements to the apartment interiors include upgrades to the kitchens, cabinetry, countertops, flooring, light fixtures, plumbing fixtures, closet doors and other finish type items.  Improvements to the common areas include a redesign of the building entries and lobbies, new finishes for corridors and upgrading laundry rooms.  Various mechanical, plumbing and electrical systems are also being upgraded.  An affiliate of the Managing General Partner is supervising the redevelopment project and is to receive a fee equal to 4% of the actual redevelopment costs incurred.  The Partnership is funding the redevelopment with advances from AIMCO Properties, L.P., an affiliate of the Managing General Partner, and available cash flow from Partnership operations.  During the construction period, certain costs are being capitalized and will be depreciated over the remaining life of the related assets. During the years ended December 31, 2007 and 2008, the Partnership completed approximately $2,230,000 and $12,247,000, respectively, of capital improvements associated with the redevelopment project. An additional $2,118,000 of capital improvements associated with the redevelopment project were completed during the six months ended June 30, 2009. Included in this amount are approximately $73,000 of construction period interest, approximately $3,000 of construction period property taxes and approximately $1,000 of construction period operating costs, which were capitalized.

Note D – Casualty Event

During February 2008, Twin Lake Towers Apartments suffered fire damage to several apartment units. During the three and six months ended June 30, 2008, the Partnership received approximately $31,000 in insurance proceeds and recognized a casualty gain during the three and six months ended June 30, 2008 of approximately $31,000 as the damaged assets were fully depreciated.

Note E – Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments"s requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, long-term debt.  At June 30, 2009 the fair value of the Partnership's long-term debt at the Partnership's incremental borrowing rate approximated its carrying value.

Note F – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the Partnership paid approximately $39,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. The arbitrations have not yet been scheduled. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and , in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s properties and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risk; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2009 and 2008:

	Average Occupancy
Property	2009	2008

Hunters Glen Apartments – IV	94%	97%
Plainsboro, New Jersey (1)
Hunters Glen Apartments – V	93%	96%
Plainsboro, New Jersey (1)
Hunters Glen Apartments – VI	90%	96%
Plainsboro, New Jersey (1)
Twin Lake Towers Apartments	89%	92%
Westmont, Illinois (2)

(1)   The Managing General Partner attributes the decrease in occupancy at Hunters Glen Apartments IV, V and VI to unfavorable economic conditions in the New Jersey area.

(2)   The Managing General Partner attributes the decrease in occupancy at Twin Lake Towers Apartments to units unavailable for lease as a result of the ongoing redevelopment at the property.

The Partnership’s financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions; accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership’s financial results.

Results of Operations

The Partnership recognized a net loss of approximately $162,000 for the three months ended June 30, 2009, compared to net income of approximately $452,000 for the three months ended June 30, 2008. The Partnership recognized a net loss of approximately $232,000 for the six months ended June 30, 2009, compared to net income of approximately $899,000 for the six months ended June 30, 2008. The increase in net loss for both the three and six months ended June 30, 2009 is due to an increase in total expenses, a decrease in total revenues and the recognition of a casualty gain during 2008.

Total expenses increased for both the three and six months ended June 30, 2009 due to increases in both depreciation and interest expense, partially offset by decreases in both operating and general and administrative expenses. Property tax expense remained relatively constant for the comparable periods. Depreciation expense increased for both periods due to assets placed into service at all of the Partnership’s properties during the year, which are now being depreciated. Interest expense increased for both periods primarily due to an increase in interest on advances from an affiliate of the Managing General Partner and a decrease in the capitalization of construction period interest related to the redevelopment of Twin Lake Towers Apartments, as discussed below. Operating expenses decreased for both periods primarily due to decreases in contract services, repair costs, maintenance materials and insurance expense as a result of decreased hazard insurance premiums at Hunters Glen Apartments IV, V and VI.

The decrease in general and administrative expenses for both the three and six months ended June 30, 2009 is primarily due to decreases in the New Jersey tax assessed to the Partnership, which is based on the number of partners in the Partnership, and reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the three and six months ended June 30, 2009 and 2008 are costs associated with the quarterly and annual communications with investors and regulatory agencies and costs associated with the annual audit required by the Partnership Agreement.

Total revenues decreased for both the three and six months ended June 30, 2009 due to decreases in both rental and other income. Rental income decreased for both periods primarily due to decreases in occupancy at all of the Partnership’s investment properties and the average rental rate at Hunters Glen Apartments IV, V and VI, partially offset by an increase in the average rental rate at Twin Lake Towers Apartments. Other income decreased for the three months ended June 30, 2009 primarily due to a decrease in lease cancellation fees at Hunters Glen Apartments IV and VI. Other income decreased for the six months ended June 30, 2009 primarily due to a decrease in interest income earned due to lower average cash balances and interest rates, lease cancellation fees and tenant utility reimbursements at Hunters Glen Apartments VI and a decrease in tenant utility reimbursements at Twin Lake Towers Apartments.

During February 2008, Twin Lake Towers Apartments suffered fire damage to several apartment units. During the three and six months ended June 30, 2008, the Partnership received approximately $31,000 in insurance proceeds and recognized a casualty gain during the three and six months ended June 30, 2008 of approximately $31,000 as the damaged assets were fully depreciated.

Liquidity and Capital Resources

At June 30, 2009, the Partnership had cash and cash equivalents of approximately $665,000, compared to approximately $320,000 at June 30, 2008. Cash and cash equivalents increased approximately $352,000, from December 31, 2008, due to approximately $2,725,000 and $2,165,000 of cash provided by operating and financing activities, respectively, partially offset by approximately $4,538,000 of cash used in investing activities. Cash provided by financing activities consisted of advances from AIMCO Properties, L.P., an affiliate of the Managing General Partner, partially offset by principal payments made on the mortgages encumbering the Partnership’s investment properties. Cash used in investing activities consisted of property improvements and replacements.  The Partnership invests its working capital reserves in interest bearing accounts.

During the six months ended June 30, 2009, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $695,000 to fund operations at Hunters Glen Apartments IV, V, VI and Twin Lake Towers Apartments and approximately $2,130,000 to fund redevelopment costs at Twin Lake Towers Apartments. During the six months ended June 30, 2008, AIMCO Properties, L.P. advanced the Partnership approximately $193,000 to fund operations at Hunters Glen Apartments IV, V and VI and approximately $4,074,000 to fund redevelopment costs at Twin Lake Towers Apartments . AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership range from a market rate to a market rate plus 2.00%. Affiliates of the Managing General Partner review the applicable market rate for the Partnership quarterly. The interest rate on outstanding advances at June 30, 2009 ranged from 3.25% to 5.25%. Interest expense was approximately $180,000 and $62,000 for the six months ended June 30, 2009 and 2008, respectively. Total advances and accrued interest of approximately $12,624,000 and $9,619,000 remain unpaid at June 30, 2009 and December 31, 2008, respectively, and are included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

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

Hunters Glen Apartments IV

During the six months ended June 30, 2009, the Partnership completed approximately $82,000 of capital improvements at the property consisting primarily of water heaters, swimming pool upgrades, and floor covering replacement. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2009. Such capital improvements will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Hunters Glen Apartments V

During the six months ended June 30, 2009, the Partnership completed approximately $146,000 of capital improvements at the property consisting primarily of water heaters, kitchen and bath upgrades, HVAC upgrades, and floor covering replacement.  These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2009. Such capital improvements will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Hunters Glen Apartments VI

During the six months ended June 30, 2009, the Partnership completed approximately $148,000 of capital improvements at the property consisting primarily of floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2009. Such capital improvements will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Twin Lake Towers Apartments

During the six months ended June 30, 2009, the Partnership completed approximately $2,118,000 of capital improvements arising from the redevelopment of the property, which includes capitalization of construction period interest of approximately $73,000, construction period property taxes of approximately $3,000, and other construction period operating costs of approximately $1,000. Additional capital improvements of approximately $41,000 were completed during the six months ended June 30, 2009 and consisted primarily of floor covering replacement. These additional improvements were funded from operating cash flow and advances from AIMCO Properties, L.P., an affiliate of the Managing General Partner. The property is currently undergoing a redevelopment project in order to become more competitive with other properties in the area in an effort to increase net operating income at the property.  The redevelopment consists of improvements to building exteriors, apartment interiors and common areas, plus construction of a new recreational and leasing center facility.  Improvements to the site include landscaping, exterior lighting, signage, new parking garages and a swimming pool.  Improvements to the building exteriors include masonry upgrades, balcony railing upgrades and new roofs. Improvements to the apartment interiors include upgrades to the kitchens, cabinetry, countertops, flooring, light fixtures, plumbing fixtures, closet doors and other finish type items.  Improvements to the common areas include a redesign of the building entries and lobbies, new finishes for corridors and upgrading laundry rooms.  Various mechanical, plumbing and electrical systems are also being upgraded.  An affiliate of the Managing General Partner is supervising the redevelopment project and is to receive a fee equal to 4% of the actual redevelopment costs incurred. The redevelopment project was originally estimated to cost approximately $20,287,000. The work commenced November 2007 and was expected to be completed by June 2010. During the first quarter of 2009, the Managing General Partner made the decision not to proceed with all aspects of the original redevelopment project. The revised estimated cost of the redevelopment project is approximately $16,786,000 and is expected to be completed during the third quarter of 2009. During the years ended December 31, 2007 and 2008, approximately $2,230,000 and $12,247,000, respectively, was completed. The project is being funded by the Partnership’s operating cash flow and advances from AIMCO Properties, L.P., an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. Other than the redevelopment project, the Partnership has no material commitments for property improvements and replacements, however certain routine capital improvements are anticipated during 2009.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

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

The Partnership’s assets are thought to be generally sufficient for any near term needs (exclusive of capital improvements, redevelopment costs and repayment of amounts due to affiliates) of the Partnership. The Partnership's mortgage indebtedness encumbering Hunters Glen Apartments IV, V and VI of approximately $70,040,000 matures in December 2015 with a one-year extension option and balloon payments of approximately $62,635,000 due at maturity. The mortgage indebtedness encumbering Twin Lake Towers Apartments of approximately $9,499,000 matures in July 2013, at which time a balloon payment totaling approximately $7,385,000 will be due. The Managing General Partner will attempt to refinance the mortgages on Hunters Glen Apartments IV, V, VI, and Twin Lake Towers Apartments and/or sell the properties prior to the maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing the properties through foreclosure.

There were no distributions during the six months ended June 30, 2009 and 2008. Future cash distributions will depend on the levels of cash generated from operations, the timing of debt maturities, property sales and/or refinancings. The Partnership’s cash available for distribution is reviewed on a monthly basis. Considering the current redevelopment project at Twin Lake Towers Apartments and the advances owed to AIMCO Properties, L.P. at June 30, 2009, it is not expected that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any distributions to its partners during 2009 or the foreseeable future.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 33,750 limited partnership units (the "Units") in the Partnership representing 75.47% of the outstanding Units at June 30, 2009.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 75.47% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Capitalized Costs Related to Redevelopment and Construction Projects

The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects. Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with Statement of Financial Accounting Standards ("SFAS") No. 34, “Capitalization of Interest Costs”, and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties”. Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the Partnership paid approximately $39,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. The arbitrations have not yet been scheduled. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

Item 6.     Exhibits

See Exhibit Index.

The agreements included as exhibits to this Form 10-Q contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

  should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

  have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

  may apply standards of materiality in a way that is different from what may be viewed as material to an investor; and

  were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. The Partnership acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Form 10-Q not misleading. Additional information about the Partnership may be found elsewhere in this Form 10-Q and the Partnership’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANGELES PARTNERS XII
(A California Limited Partnership)

By: Angeles Realty Corporation II
Managing General Partner

Date: August 13, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: August 13, 2009	By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director

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