Form 10-K
period 2009-12-31
ANGELES PARTNERS XII
filed 2010-03-30
CIK 720392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Registrant's telephone number, including area code (864) 239-1000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

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

Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes  [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were last sold, or the average bid and asked price of such partnership interests as of the last business day of the registrant’s most recently completed second fiscal quarter. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking within the meaning of the federal securities laws, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s properties and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for residents in such markets; insurance risk, including the cost of insurance; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

                                       PART I

Item 1.     Business

Angeles Partners XII (the "Partnership" or "Registrant") is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act pursuant to the amended Certificate and Agreement of Limited Partnership (herein referred to as the "Partnership Agreement") dated May 26, 1983.  The Partnership's managing general partner is Angeles Realty Corporation II ("ARC II" or the "Managing General Partner"), a California corporation. The Managing General Partner is a wholly-owned subsidiary of Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust. The non-managing general partner (the “Non-Managing General Partner”) is AIMCO Properties, L.P., a wholly owned subsidiary of AIMCO. The Managing General Partner and the Non-Managing General Partner are herein referred to collectively as the "General Partners". The Partnership Agreement provides that the Partnership is to terminate on December 31, 2035, unless terminated prior to such date.

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

The Partnership is engaged in the business of operating and holding real estate properties for investment. In 1984 and 1985 during its acquisition phase, the Partnership acquired ten existing apartment properties and one existing commercial property. In 1990, the Partnership lost one of its apartment properties to foreclosure. During 1991, the Partnership acquired a 44.5% general partnership interest in a joint venture, Princeton Meadows Golf Course Joint Venture ("Joint Venture"), partnering with two affiliated partnerships. In 1999, the Partnership sold its only commercial property, one of its apartment properties and the Joint Venture sold its only investment property, Princeton Meadows Golf Course. In May 2001, the Partnership sold two of its apartment properties. In April and December 2005, the Partnership sold two of its six remaining apartment properties. As of December 31, 2009, the Partnership continues to own and operate four apartment complexes. (see "Item 2. Properties").

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

Item 2.     Property

The following table sets forth the Partnership's investments in properties as of December 31, 2009:

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

Schedule of Properties

Set forth below for each of the Partnership’s properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

	Gross			Method
	Carrying	Accumulated	Depreciable	of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)

					(in thousands)

Hunters Glen Apts-IV	$16,370	$13,164	5-40 yrs	Straight line	$ 3,728
Hunters Glen Apts-V	18,560	14,991	5-40 yrs	Straight line	4,104
Hunters Glen Apts-VI	20,467	16,472	5-40 yrs	Straight line	4,109
Twin Lake TowersApts	38,622	22,600	5-40 yrs	Straight line	15,996

	$94,019	$67,227			$27,937

See "Note A – Organization and Summary of Significant Accounting Policies" of the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

	Principal				Principal
	Balance At				Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2009	Rate (1)	Amortized	Date	Maturity (2)
	(in thousands)				(in thousands)

Hunters Glen Apts IV
1st mortgage	$10,578	5.51%	30 yrs	12/2015	$ 9,374
2nd mortgage	5,204	5.63%	30 yrs	12/2015	4,622
3rd mortgage	4,409	5.84%	30 yrs	12/2015	3,959
Hunters Glen Apts V
1st mortgage	12,391	7.39%	30 yrs	12/2015	11,357
2nd mortgage	6,491	5.63%	30 yrs	12/2015	5,765
3rd mortgage	5,312	5.84%	30 yrs	12/2015	4,771
Hunters Glen Apts VI
1st mortgage	12,897	7.39%	30 yrs	12/2015	11,821
2nd mortgage	6,756	5.63%	30 yrs	12/2015	6,001
3rd mortgage	5,529	5.84%	30 yrs	12/2015	4,965
Twin Lake TowersApts
1st mortgage	9,255	4.54%	20 yrs	07/2013	7,385
	$78,822				$70,020

 (1)  Fixed rate mortgages.

 (2)  See “Note B – Mortgage Notes Payable” to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data" for information with respect to the Partnership's ability to prepay these loans and more specific details as to the terms of the loans.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2009 and 2008 for each property were as follows:

	Average Annual		Average Annual
	Rental Rates		Occupancy
	(per unit)
Property	2009	2008	2009	2008

Hunters Glen Apartments – IV	$12,459	$12,963	95%	97%
Hunters Glen Apartments – V (1)	12,432	12,941	93%	96%
Hunters Glen Apartments – VI (1)	12,151	12,714	92%	96%
Twin Lake TowersApartments (2)	11,503	10,959	92%	87%

(1)   The Managing General Partner attributes the decrease in occupancy at Hunters Glen Apartments V and VI to unfavorable economic conditions in the New Jersey area.

(2)   The Managing General Partner attributes the increase in occupancy at Twin Lake Towers Apartments to units available for rent which had previously been unavailable for lease as a result of the completion of the redevelopment at the property.

The real estate industry is highly competitive. All of the Partnership’s properties are subject to competition from other residential apartment complexes in the area. The Managing General Partner believes that all of the properties are adequately insured. The residential properties are apartment complexes which lease units for terms of one year or less.  As of December 31, 2009, no residential tenant leases 10% or more of the available rental space.  The properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rates

Real estate taxes and rates in 2009 for each property were:

	2009	2009
	Billing	Rate
	(in thousands)

Hunters Glen Apartments-IV	$ 350	2.15%
Hunters Glen Apartments-V	405	2.15%
Hunters Glen Apartments-VI	436	2.15%
Twin Lake TowersApartments	393	5.08%

Capital Improvements

Hunters Glen Apartments IV

During the year ended December 31, 2009, the Partnership completed approximately $249,000 of capital improvements at the property consisting primarily of water heaters, swimming pool and sidewalk upgrades, and floor covering replacement. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2010. Such capital improvements will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Hunters Glen Apartments V

During the year ended December 31, 2009, the Partnership completed approximately $269,000 of capital improvements at the property consisting primarily of water heaters, kitchen and bath resurfacing, HVAC, water and sewer upgrades and floor covering replacement.  These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2010. Such capital improvements will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Hunters Glen Apartments VI

During the year ended December 31, 2009, the Partnership completed approximately $285,000 of capital improvements at the property consisting primarily of water heaters, HVAC upgrades and floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2010. Such capital improvements will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Twin Lake Towers Apartments

During the year ended December 31, 2009, the Partnership completed approximately $2,211,000 of capital improvements arising from the redevelopment of the property, which includes capitalization of construction period interest of approximately $76,000, construction period property taxes of approximately $3,000, and other construction period operating costs of approximately $1,000. Additional capital improvements of approximately $106,000 were completed during the year ended December 31, 2009 and consisted primarily of elevator upgrades and floor covering replacement. These improvements were funded from operating cash flow and advances from AIMCO Properties, L.P., an affiliate of the Managing General Partner. In November 2007, the Partnership began a major redevelopment project at the property in order to become more competitive with other properties in the area in an effort to increase net operating income at the property. The redevelopment project was originally estimated to cost approximately $20,287,000. The work commenced November 2007 and was expected to be completed by June 2010. During the first quarter of 2009, the Managing General Partner made the decision not to proceed with all aspects of the original redevelopment project. The revised estimated cost of the redevelopment project was approximately $16,688,000 and was completed in the fourth quarter of 2009. The redevelopment consisted of improvements to building exteriors, apartment interiors and common areas, plus construction of a new recreational and leasing center facility. Improvements to the site included landscaping, exterior lighting, signage, new parking garages and a swimming pool. Improvements to the building exteriors included masonry upgrades, balcony railing upgrades and new roofs. Improvements to the apartment interiors included upgrades to the kitchens, cabinetry, countertops, flooring, light fixtures, plumbing fixtures, closet doors and other finish type items.  Improvements to the common areas included a redesign of the building entries and lobbies, new finishes for corridors and upgrading laundry rooms.  Various mechanical, plumbing and electrical systems were also upgraded.  An affiliate of the Managing General Partner supervised the redevelopment project and received a fee equal to 4% of the actual redevelopment costs incurred.  The Partnership funded the redevelopment with advances from AIMCO Properties, L.P., an affiliate of the Managing General Partner, and available cash flow from Partnership operations. While the Partnership has no material commitments for property improvements and replacements, certain routine capital improvements are anticipated during 2010. Such capital improvements will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital improvements will be incurred only to the extent of cash available from operations, Partnership reserves, or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to make such advances. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected, at least in the short term.

Item 3.     Legal Proceedings

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the Partnership paid approximately $39,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. After those arbitrations have been completed, the parties will revisit settling the on-call claims.  The first two arbitrations took place in December 2009 and the Defendants received a defense verdict against the first two claimants, and plaintiffs dismissed the claims of the next two claimants. The remaining two arbitrations will take place in April 2010.  The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership.  Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

PART II

Item 5.     Market for the Registrant's Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

The Partnership, a publicly-held limited partnership, sold 44,773 Limited Partnership Units during its offering period through February 13, 1985.  As of December 31, 2009, the Partnership had 1,057 Limited Partners of record and 44,718 Limited Partnership Units (the "Units") outstanding. As of December 31, 2009, affiliates of the Managing General Partner owned 33,750 Units or 75.47% of the outstanding Units.  No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

There were no distributions during the years ended December 31, 2009 and 2008. Subsequent to December 31, 2009, the Partnership paid a distribution of approximately $3,900,000 (approximately $3,861,000 to the limited partners, or $86.34 per Unit) from proceeds from the March 2010 refinancing of the mortgage encumbering Twin Lake Towers Apartments. Future cash distributions will depend on the levels of cash generated from operations, the timing of debt maturities, property sales and/or refinancings. The Partnership’s cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit additional distributions to its partners during 2010 or subsequent periods. See “Item 2. Properties – Capital Improvements” for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 33,750 Units in the Partnership representing 75.47% of the outstanding Units at December 31, 2009.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 75.47% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Results of Operations

The Partnership recognized a net loss of approximately $975,000 for the year ended December 31, 2009, compared to net income of approximately $802,000 for the year ended December 31, 2008.  Net loss increased due to an increase in total expenses and decreases in total revenues and the recognition of a casualty gain in 2008.

Total expenses increased due to increases in depreciation, interest and property tax expenses, partially offset by decreases in operating and general and administrative expenses. Depreciation expense increased due to assets placed into service at all of the Partnership’s properties during the past twelve months, which are now being depreciated. Interest expense increased primarily due to an increase in interest on advances from an affiliate of the Managing General Partner and a decrease in the capitalization of construction period interest related to the redevelopment of Twin Lake Towers Apartments, as discussed below, partially offset by scheduled principal payments made on the mortgages encumbering the Partnership’s investment properties, which reduced the carrying balance of the loans. The increase in property tax expense is primarily due to increases in the assessed value of Twin Lake Towers Apartments and the tax rate at Hunters Glen Apartments IV, V and VI. Operating expense decreased primarily due to decreases in salaries and related benefits at Hunters Glen Apartments IV and insurance expense as a result of decreased hazard insurance premiums at Hunters Glen Apartments IV, V and VI.

The decrease in general and administrative expenses is primarily due to decreases in the New Jersey tax assessed to the Partnership, which is based on the number of partners in the Partnership, and reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the years ended December 31, 2009 and 2008 are costs associated with the quarterly and annual communications with investors and regulatory agencies and costs associated with the annual audit required by the Partnership Agreement.

Total revenues decreased due to a decrease in rental income, partially offset by an increase in other income.  Rental income decreased due to decreases in occupancy and average rental rates at Hunters Glen Apartments IV, V and VI, partially offset by increases in occupancy and the average rental rate at Twin Lake Towers Apartments. Other income increased primarily due to increases in cable television revenue and recreation facility fees at Hunters Glen Apartments IV and V and application fees at Twin Lake Towers Apartments.

During February 2008, Twin Lake Towers Apartments suffered fire damage to several apartment units. During the year ended December 31, 2008, the Partnership received insurance proceeds of approximately $40,000 and recognized a casualty gain of approximately $40,000, as the damaged assets were fully depreciated.

In November 2007, the Partnership began a major redevelopment project at Twin Lake Towers Apartments in order to become more competitive with other properties in the area and in an effort to increase net operating income at the property. The redevelopment was completed in the fourth quarter of 2009 at a total cost of approximately $16,688,000, approximately $14,477,000 of which was completed during 2007 and 2008. During the construction period, certain expenses were capitalized and are being depreciated over the remaining life of the related assets. During the years ended December 31, 2009 and 2008, approximately $76,000 and $215,000, respectively, of construction period interest, approximately $3,000 and $23,000, respectively, of construction period real estate taxes and approximately $1,000 and $8,000, respectively, of construction period operating costs were capitalized.

Liquidity and Capital Resources

At December 31, 2009, the Partnership had cash and cash equivalents of approximately $301,000, compared to approximately $313,000 at December 31, 2008. Cash and cash equivalents decreased approximately $12,000 due to approximately $4,840,000 of cash used in investing activities, partially offset by approximately $3,988,000 and $840,000 of cash provided by operating and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements. Cash provided by financing activities consisted of advances from AIMCO Properties, L.P., an affiliate of the Managing General Partner, partially offset by payments on advances from AIMCO Properties, L.P. and principal payments made on the mortgages encumbering the Partnership’s investment properties.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. In November 2007, the Partnership began a major redevelopment project at Twin Lake Towers Apartments in order to become more competitive with other properties in the area in an effort to increase net operating income at the property. The redevelopment project was originally estimated to cost approximately $20,287,000. The work commenced November 2007 and was expected to be completed by June 2010. During the first quarter of 2009, the Managing General Partner made the decision not to proceed with all aspects of the original redevelopment project. The revised estimated cost of the redevelopment project was approximately $16,688,000 and was completed in the fourth quarter of 2009. The redevelopment consisted of improvements to building exteriors, apartment interiors and common areas, plus construction of a new recreational and leasing center facility. Improvements to the site included landscaping, exterior lighting, signage, new parking garages and a swimming pool. Improvements to the building exteriors included masonry upgrades, balcony railing upgrades and new roofs. Improvements to the apartment interiors included upgrades to the kitchens, cabinetry, countertops, flooring, light fixtures, plumbing fixtures, closet doors and other finish type items.  Improvements to the common areas included a redesign of the building entries and lobbies, new finishes for corridors and upgrading laundry rooms.  Various mechanical, plumbing and electrical systems were also upgraded.  An affiliate of the Managing General Partner supervised the redevelopment project and received a fee equal to 4% of the actual redevelopment costs incurred.  The Partnership funded the redevelopment with advances from AIMCO Properties, L.P., an affiliate of the Managing General Partner, and available cash flow from Partnership operations. While the Partnership has no material commitments for property improvements and replacements, certain routine capital improvements are anticipated during 2010. Such capital improvements will depend on the physical condition of the properties as well as anticipated cash flow generated by the properties.

Capital improvements will be incurred only to the extent of cash available from operations, Partnership reserves, or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to make such advances.  To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be affected, at least in the short term.

During the year ended December 31, 2009, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $695,000 to fund operations at Hunters Glen Apartments IV, V, VI and Twin Lake Towers Apartments and approximately $2,130,000 to fund redevelopment costs at Twin Lake Towers Apartments. During the year ended December 31, 2008, AIMCO Properties, L.P. advanced the Partnership approximately $832,000 to fund operations at Hunters Glen Apartments IV, V, VI and Twin Lake Towers Apartments and approximately $8,562,000 to fund redevelopment costs at Twin Lake Towers Apartments. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership range from a market rate to a market rate plus 2.00%. Affiliates of the Managing General Partner review the applicable market rate for the Partnership quarterly. The interest rate on outstanding advances at December 31, 2009 ranged from 3.25% to 5.25%. Interest expense was approximately $390,000 and $225,000 for the years ended December 31, 2009 and 2008, respectively. During the year ended December 31, 2009, the Partnership repaid approximately $650,000 of advances and accrued interest. No such payments were made during the year ended December 31, 2008. Total advances and accrued interest of approximately $12,184,000 and $9,619,000 remain unpaid at December 31, 2009 and 2008, respectively, and are included in due to affiliates on the consolidated balance sheets included in “Item 8. Financial Statements and Supplementary Data”. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see itsreports filed with the Securities and Exchange Commission. Subsequent to December 31, 2009, the Partnership repaid the entire balance of advances and accrued interest from proceeds from the March 2010 refinance of the mortgage encumbering Twin Lake Towers Apartments.

The Partnership’s assets are thought to be generally sufficient for any near term needs (exclusive of capital improvements and repayment of amounts due to affiliates) of the Partnership. The Partnership's mortgage indebtedness encumbering Hunters Glen Apartments IV, V and VI Apartments of approximately $69,567,000 matures in December 2015 with a one-year extension option and balloon payments of approximately $62,635,000 due at maturity. The mortgage indebtedness encumbering Twin Lake Towers Apartments of approximately $9,255,000 matures in July 2013, at which time a balloon payment totaling approximately $7,385,000 will be due. The Managing General Partner will attempt to refinance the mortgages on Hunters Glen Apartments IV, V, VI, and Twin Lake Towers Apartments and/or sell the properties prior to the maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing the properties through foreclosure.

There were no distributions during the years ended December 31, 2009 and 2008. Subsequent to December 31, 2009, the Partnership paid a distribution of approximately $3,900,000 (approximately $3,861,000 to the limited partners, or $86.34 per Unit) from proceeds from the March 2010 refinancing of the mortgage encumbering Twin Lake Towers Apartments. Future cash distributions will depend on the levels of cash generated from operations, the timing of debt maturities, property sales and/or refinancings. The Partnership’s cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit additional distributions to its partners during 2010 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 33,750 Units in the Partnership representing 75.47% of the outstanding Units at December 31, 2009.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 75.47% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Impairment of Long-Lived Assets

Investment properties are recorded at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of a property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the estimated aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

Real property investment is subject to varying degrees of risk.  Several factors may adversely affect the economic performance and value of the Partnership’s investment properties.  These factors include, but are not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might adversely affect apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents; changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing; and changes in interest rates and the availability of financing. Any adverse changes in these and other factors could cause an impairment of the Partnership’s assets.

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

Item 8.     Financial Statements and Supplementary Data

ANGELES PARTNERS XII

LIST OF FINANCIAL STATEMENTS

      Report of Independent Registered Public Accounting Firm

      Consolidated Balance Sheets - December 31, 2009 and 2008

Consolidated Statements of Operations - Years ended December 31, 2009 and 2008

Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2009 and 2008

Consolidated Statements of Cash Flows - Years ended December 31, 2009 and 2008

      Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Angeles Partners XII

We have audited the accompanying consolidated balance sheets of Angeles Partners XII as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2009. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Angeles Partners XII at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 30, 2010

                                ANGELES PARTNERS XII

                             CONSOLIDATED BALANCE SHEETS

                          (in thousands, except unit data)

	December 31,
	2009	2008
Assets
Cash and cash equivalents	$ 301	$ 313
Receivables and deposits	805	697
Other assets	1,431	1,703
Investment properties (Notes B and E):
Land	6,468	6,468
Buildings and related personal property	87,551	84,431
	94,019	90,899
Less accumulated depreciation	(67,227)	(62,659)
	26,792	28,240
	$ 29,329	$ 30,953

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 209	$ 1,906
Tenant security deposit liabilities	377	470
Accrued property taxes	437	420
Other liabilities	747	670
Due to affiliates (Note D)	12,184	9,760
Mortgage notes payable (Note B)	78,822	80,199
	92,776	93,425

Partners' Deficit
General partners	(352)	(342)
Limited partners (44,718 units issued and
outstanding)	(63,095)	(62,130)
	(63,447)	(62,472)
	$ 29,329	$ 30,953

See Accompanying Notes to Consolidated Financial Statements

                                ANGELES PARTNERS XII

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                        (in thousands, except per unit data)

	Years Ended
	December 31,
	2009	2008
Revenues:
Rental income	$ 14,372	$ 14,718
Other income	1,667	1,604
Total revenues	16,039	16,322

Expenses:
Operating	5,121	5,473
General and administrative	316	442
Depreciation	4,568	2,928
Interest	5,414	5,207
Property taxes	1,595	1,510
Total expenses	17,014	15,560

Casualty gain (Note F)	--	40

Net (loss) income (Note C)	$ (975)	$ 802

Net (loss) income allocated to general partners (1%)	$ (10)	$ 8
Net (loss) income allocated to limited partners (99%)	(965)	794

	$ (975)	$ 802

Net (loss) income per limited partnership unit	$ (21.58)	$ 17.76

See Accompanying Notes to Consolidated Financial Statements

                                ANGELES PARTNERS XII

               CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

                          (in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partners

Partners

				Total

Original capital contributions	44,773	$ 1	$ 44,773	$ 44,774

Partners' deficit
at December 31, 2007	44,718	$ (350)	$(62,924)	$(63,274)

Net income for the year ended
December 31, 2008	--	8	794	802

Partners' deficit at
December 31, 2008	44,718	(342)	(62,130)	(62,472)

Net loss for the year ended
December 31, 2009	--	(10)	(965)	(975)

Partners' deficit at
December 31, 2009	44,718	$ (352)	$(63,095)	$(63,447)

See Accompanying Notes to Consolidated Financial Statements

                                ANGELES PARTNERS XII

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (in thousands)

	Years Ended
	December 31,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$ (975)	$ 802
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation	4,568	2,928
Amortization of loan costs	222	221
Casualty gain	--	(40)
Change in accounts:
Receivables and deposits	(108)	(132)
Other assets	50	5
Accounts payable	23	22
Tenant security deposit liabilities	(93)	(6)
Accrued property taxes	17	32
Other liabilities	77	(237)
Due to affiliates	207	366
Net cash provided by operating activities	3,988	3,961

Cash flows from investing activities:
Property improvements and replacements	(4,840)	(12,788)
Insurance proceeds received	--	40
Net cash used in investing activities	(4,840)	(12,748)

Cash flows from financing activities:
Payments on mortgage notes payable	(1,377)	(1,382)
Advances from affiliate	2,825	9,394
Repayment of advances from affiliate	(608)	--
Net cash provided by financing activities	840	8,012

Net decrease in cash and cash equivalents	(12)	(775)
Cash and cash equivalents at beginning of year	313	1,088

Cash and cash equivalents at end of year	$ 301	$ 313

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 4,570	$ 5,048

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 49	$ 1,769

Included in property improvements and replacements for the year ended December 31, 2008 are approximately $517,000 of property improvements and replacements, which were included in accounts payable at December 31, 2007.

See Accompanying Notes to Consolidated Financial Statements

                                ANGELES PARTNERS XII

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  December 31, 2009

Note A - Organization and Summary of Significant Accounting Policies

Organization: Angeles Partners XII (the "Partnership" or "Registrant") is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act pursuant to the amended Certificate and Agreement of Limited Partnership (herein referred to as the "Partnership Agreement") dated May 26, 1983.  The Partnership's managing general partner is Angeles Realty Corporation II ("ARC II" or the "Managing General Partner"), a California corporation. The Managing General Partner is a wholly-owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The non-managing general partner (the “Non-Managing General Partner”) is AIMCO Properties, L.P., a wholly owned subsidiary of AIMCO.  The Managing General Partner and the Non-Managing General Partner are herein collectively referred to as the "General Partners". The Partnership Agreement provides that the Partnership is to terminate on December 31, 2035, unless terminated prior to such date. As of December 31, 2009, the Partnership operates four residential properties in or near major urban areas in the United States.

Subsequent Events: The Partnership’s management evaluated subsequent events through the time this Annual Report on Form 10-K was filed.

Principles of Consolidation: The consolidated financial statements of the Partnership include the Partnership's interests in AP XII Associate GP, LLC and Hunters Glen Phase V GP, LLC, single member limited liability corporations, which are wholly-owned by the Partnership, and AP XII Associates, LP, which is wholly owned by the Partnership. All significant inter-entity balances have been eliminated. Minority interest is immaterial and not shown separately in the consolidated financial statements.

Reclassifications: Certain reclassifications were made to the 2008 balances to conform to the 2009 presentation.

Allocation of Profits, Gains, Losses and Distributions: The Partnership will allocate all profits, losses and distributions related to the operations of its investment properties 1% to the General Partners and 99% to the Limited Partners.  All profits, losses and distributions related to the sales and/or refinancing of its investment properties will be allocated in accordance with the Partnership Agreement.

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

Use of Estimates: The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $126,000 and $27,000 at December 31, 2009 and 2008, respectively, that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged the unit and is current on rental payments.

Deferred Costs: Loan costs of approximately $2,458,000 at both December 31, 2009 and 2008, less accumulated amortization of approximately $1,212,000 and $990,000 at December 31, 2009 and 2008, respectively, are included in other assets on the consolidated balance sheets. The loan costs are amortized over the terms of the related loan agreements. Amortization expense for 2009 and 2008 was approximately $222,000 and $221,000, respectively, and is included in interest expense. Amortization expense is expected to be approximately $221,000 for each of the years 2010 through 2012, approximately $206,000 for 2013 and approximately $191,000 for 2014.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts are deferred and amortized over the terms of the related leases.  Amortization of these costs is included in operating expenses.

Investment Properties: Investment properties consist of four apartment complexes and are stated at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable. The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components. Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress. Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250. Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level. During the years ended December 31, 2009 and 2008, the Partnership capitalized construction period interest of approximately $86,000 and $215,000, respectively, construction period real estate taxes of approximately $7,000 and $23,000, respectively, and construction period operating costs of approximately $2,000 and $8,000, respectively. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

If events or circumstances indicate that the carrying amount of a property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the estimated aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property. No adjustments for impairment of value were necessary for the years ending December 31, 2009 and 2008.

Recent Accounting Pronouncement: In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, or SFAS No. 168, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Upon the effective date of SFAS No. 168, the FASB Accounting Standards Codification, or the FASB ASC, became the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB ASC superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the FASB ASC is now non-authoritative.  Subsequent to the effective date of SFAS No. 168, the FASB will issue Accounting Standards Updates that serve to update the FASB ASC.

Segment Reporting: FASB ASC Topic 280-10, “Segment Reporting”, established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports.  FASB ASC Topic 280-10 also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in FASB ASC Topic 280-10, the Partnership has only one reportable segment.

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

Fair Value of Financial Instruments: FASB ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long-term debt) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, long-term debt.  At December 31, 2009, the fair value of the Partnership's long-term debt at the Partnership's incremental borrowing rate approximated its carrying value.

Advertising Costs: The Partnership expenses the costs of advertising as incurred.  Advertising costs of approximately $191,000 and $179,000 for the years ended December 31, 2009 and 2008, respectively, are included in operating expense.

Note B – Mortgage Notes Payable

The principal terms of mortgage notes payable are as follows:

	Principal Balance At December 31,		Monthly			Principal
			Payment	Stated		Balance
			Including	Interest	Maturity	Due At

Property

	2009	2008	Interest	Rate	Date	Maturity
	(in thousands)	(in thousands)				(in thousands)

Hunters Glen Apts IV
1st mortgage	$10,578	$10,746	$ 64	5.51%	12/2015	$ 9,374
2nd mortgage	5,204	5,279	32	5.63%	12/2015	4,622
3rd mortgage	4,409	4,471	27	5.84%	12/2015	3,959
Hunters Glen Apts V
1st mortgage	12,391	12,516	89	7.39%	12/2015	11,357
2nd mortgage	6,491	6,584	39	5.63%	12/2015	5,765
3rd mortgage	5,312	5,387	32	5.84%	12/2015	4,771
Hunters Glen Apts VI
1st mortgage	12,897	13,027	93	7.39%	12/2015	11,821
2nd mortgage	6,756	6,853	41	5.63%	12/2015	6,001
3rd mortgage	5,529	5,600	34	5.84%	12/2015	4,965
Twin Lake Towers Apts
1st mortgage	9,255	9,736	76	4.54%	07/2013	7,385
	$78,822	$80,199	$527			$70,020

The mortgage notes payable are fixed rate mortgages that are non-recourse and are secured by a pledge of the Partnership’s investment properties and by a pledge of revenues from the respective investment properties. Certain of the notes include prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 2009, are as follows (in thousands):

2010	$ 1,506
2011	1,594
2012	1,677
2013	8,878
2014	1,285
Thereafter	63,882
$78,822

Note C - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes.  Accordingly, taxable income or loss of the Partnership is reported in the income tax returns of its partners and no provision for income taxes is made in the consolidated financial statements of the Partnership.

The following is a reconciliation of reported net (loss) income and Federal taxable (loss) income (in thousands, except per unit data):

	2009	2008

Net (loss) income as reported	$ (975)	$ 802
(Deduct) add:
Depreciation differences	(217)	(292)
Unearned income	(44)	(13)
Other	(11)	51
Federal taxable (loss) income	$(1,247)	$ 548
Federal taxable income per limited
partnership unit	$ 13.20	$209.03 (1)

(1)   For 2009 and 2008 allocations under the Internal Revenue Code section 704(b) result in the limited partners being allocated a non-pro rata amount of taxable income.

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

	2009	2008
Net liabilities	$(63,447)	$(62,472)
Land and buildings	4,259	3,789
Accumulated depreciation	(3,114)	(2,901)
Syndication and distribution costs	6,093	6,093
Other	323	853

Net liabilities - Federal tax basis	$(55,886)	$(54,638)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $794,000 and $802,000 for the years ended December 31, 2009 and 2008, respectively, which are included in operating expenses.

The Partnership Agreement provides for a fee equal to 7.5% of "net cash from operations", as defined in the Partnership Agreement to be paid to the Managing General Partner for executive and administrative management services. One half of this fee is to be accrued and not paid unless the limited partners have received distributions equal to a 5% cumulative annual return on their adjusted capital investment as defined in the Partnership Agreement or there are net proceeds from the sale or refinancing of a property.  No fee was earned during the years ended December 31, 2009 and 2008. There were no such fees owed to the Managing General Partner at December 31, 2009 or 2008.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $352,000 and $818,000 for the years ended December 31, 2009 and 2008, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the years ended December 31, 2009 and 2008 are construction management services for certain capital improvement expenditures (not related to the redevelopment project) provided by an affiliate of the Managing General Partner of approximately $56,000 and $175,000, respectively. In connection with the redevelopment project (as discussed in “Note E”), an affiliate of the Managing General Partner received a redevelopment supervision fee of 4% of the actual redevelopment costs incurred.  The Partnership was charged approximately $166,000 and $419,000 in redevelopment supervision fees during the years ended December 31, 2009 and 2008, respectively, which are included in investment properties. At December 31, 2008, approximately $141,000 of these reimbursements are payable to affiliates of the Managing General Partner and are included in due to affiliates. No such amounts were due at December 31, 2009.

During the year ended December 31, 2009, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $695,000 to fund operations at Hunters Glen Apartments IV, V, VI and Twin Lake Towers Apartments and approximately $2,130,000 to fund redevelopment costs at Twin Lake Towers Apartments. During the year ended December 31, 2008, AIMCO Properties, L.P. advanced the Partnership approximately $832,000 to fund operations at Hunters Glen Apartments IV, V, VI and Twin Lake Towers Apartments and approximately $8,562,000 to fund redevelopment costs at Twin Lake Towers Apartments. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership range from a market rate to market rate plus 2.00%. Affiliates of the Managing General Partner review the applicable market rate for the Partnership quarterly. The interest rate on outstanding advances at December 31, 2009 ranged from 3.25% to 5.25%. Interest expense was approximately $390,000 and $225,000 for the years ended December 31, 2009 and 2008, respectively. During the year ended December 31, 2009, the Partnership repaid approximately $650,000 of advances and accrued interest. No such payments were made during the year ended December 31, 2008. Total advances and accrued interest of approximately $12,184,000 and $9,619,000 remain unpaid at December 31, 2009 and 2008, respectively, and are included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see itsreports filed with the Securities and Exchange Commission. Subsequent to December 31, 2009, the Partnership repaid the entire balance of advances and accrued interest from proceeds from the March 2010 refinance of the mortgage encumbering Twin Lake Towers Apartments.

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

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability, and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2009 and 2008, the Partnership was charged by AIMCO and its affiliates approximately $197,000 and $406,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 33,750 limited partnership units (the "Units") in the Partnership representing 75.47% of the outstanding Units at December 31, 2009.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 75.47% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note E - Investment Properties and Accumulated Depreciation

		Initial Cost
		To Partnership
		(in thousands)

			Buildings	Cost
			and Related	Capitalized
			Personal	Subsequent
Description	Encumbrances	Land	Property	to Acquisition
(in thousands)				(in thousands)
Investment Properties
Hunters Glen Apts IV	$20,191	$ 1,552	$ 8,324	$ 6,494
Hunters Glen Apts V	24,194	1,820	9,759	6,981
Hunters Glen Apts VI	25,182	1,981	10,620	7,866
Twin Lake Towers Apts	9,255	1,115	12,806	24,701
Totals	$78,822	$ 6,468	$41,509	$46,042

	Gross Amount At Which Carried
	At December 31, 2009
	(in thousands)
		Buildings
		And
		Related
		Personal		Accumulated	Date	Depreciable
Description	Land	Property	Total	Depreciation	Acquired	Life
			(in thousands)
Hunters Glen Apts IV	$1,552	$14,818	$16,370	$13,164	01/31/85	5-40 yrs
Hunters Glen Apts V	1,820	16,740	18,560	14,991	01/31/85	5-40 yrs
Hunters Glen Apts VI	1,981	18,486	20,467	16,472	01/31/85	5-40 yrs
Twin Lake Towers Apts	1,115	37,507	38,622	22,600	03/30/84	5-40 yrs
Totals	$6,468	$87,551	$94,019	$67,227

Reconciliation of "Investment Properties and Accumulated Depreciation":

	Years Ended December 31,
	2009	2008
	(in thousands)
Investment Properties
Balance at beginning of year	$ 90,899	$ 76,883
Property improvements	3,120	14,040
Disposal of assets	--	(24)
Balance at end of year	$ 94,019	$ 90,899

Accumulated Depreciation
Balance at beginning of year	$ 62,659	$ 59,755
Additions charged to expense	4,568	2,928
Disposal of assets	--	(24)
Balance at end of year	$ 67,227	$ 62,659

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2009 and 2008, is approximately $98,278,000 and $94,330,000, respectively.  The accumulated depreciation for Federal income tax purposes as of December 31, 2009 and 2008, is approximately $70,341,000 and $65,560,000, respectively.

In November 2007, the Partnership began a major redevelopment project at Twin Lake Towers Apartments in order to become more competitive with other properties in the area and in an effort to increase net operating income at the property. The redevelopment was completed in the fourth quarter of 2009 at a total cost of approximately $16,688,000, approximately $14,477,000 of which was completed during 2007 and 2008. During the construction period, certain expenses were capitalized and are being depreciated over the remaining life of the related assets. During the years ended December 31, 2009 and 2008, approximately $76,000 and $215,000, respectively, of construction period interest, approximately $3,000 and $23,000, respectively, of construction period real estate taxes and approximately $1,000 and $8,000, respectively, of construction period operating costs were capitalized.

Note F – Casualty Event

During February 2008, Twin Lake Towers Apartments suffered fire damage to several apartment units. During the year ended December 31, 2008, the Partnership received insurance proceeds of approximately $40,000 and recognized a casualty gain of approximately $40,000, as the damaged assets were fully depreciated.

Note G - Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the Partnership paid approximately $39,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. After those arbitrations have been completed, the parties will revisit settling the on-call claims.  The first two arbitrations took place in December 2009 and the Defendants received a defense verdict against the first two claimants, and plaintiffs dismissed the claims of the next two claimants. The remaining two arbitrations will take place in April 2010.  The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership.  Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

Note H – Subsequent Event

On March 25, 2010, the Partnership refinanced the mortgage encumbering Twin Lake Towers Apartments. The refinancing resulted in the replacement of the existing mortgage loan, which at the time of refinancing had a principal balance of approximately $9,131,000, with a new mortgage loan in the principal amount of $27,000,000. The new loan bears interest at a rate of 5.49% per annum and requires monthly payments of principal and interest of approximately $153,000 beginning on May 1, 2010, through the April 1, 2020 maturity date.  The new mortgage loan has a balloon payment of approximately $22,331,000 due at maturity. The Partnership may prepay the mortgage at any time with 30 days written notice to the lender, subject to a prepayment penalty.

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2009.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2009, the Partnership’s internal control over financial reporting is effective.

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

(b)   Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Position

Steven D. Cordes	38	Director and Senior Vice President
John Bezzant	47	Director and Senior Vice President
Timothy J. Beaudin	51	President and Chief Operating Officer
Ernest M. Freedman	39	Executive Vice President and Chief Financial Officer
Lisa R. Cohn	41	Executive Vice President, General Counsel and Secretary
Paul Beldin	36	Senior Vice President and Chief Accounting Officer
Stephen B. Waters	48	Senior Director of Partnership Accounting

Steven D. Cordes was appointed as a Director of the Managing General Partner effective March 2, 2009.  Mr. Cordes has been a Senior Vice President of the Managing General Partner and AIMCO since May 2007.  Mr. Cordes joined AIMCO in 2001 as a Vice President of Capital Markets with responsibility for AIMCO’s joint ventures and equity capital markets activity.  Prior to joining AIMCO, Mr. Cordes was a manager in the financial consulting practice of PricewaterhouseCoopers.  Effective March 2009, Mr. Cordes was appointed to serve as the equivalent of the chief executive officer of the Partnership.  Mr. Cordes brings particular expertise to the Board in the areas of asset management as well as finance and accounting.

John Bezzant was appointed as a Director of the Managing General Partner effective December 16, 2009.  Mr. Bezzant has been a Senior Vice President of the Managing General Partner and AIMCO since joining AIMCO in June 2006.   Prior to joining AIMCO, from 2005 to June 2006, Mr. Bezzant was a First Vice President at Prologis, a Denver, Colorado-based real estate investment trust, and from 1986 to 2005, Mr. Bezzant served as Vice President, Asset Management at Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  Mr. Bezzant brings particular expertise to the Board in the areas of real estate finance, property operations, sales and development.

Timothy J. Beaudin was appointed President and Chief Operating Officer of AIMCO and the Managing General Partner in February 2009.  He joined AIMCO and the Managing General Partner as Executive Vice President and Chief Development Officer in October 2005 and was appointed Executive Vice President and Chief Property Operating Officer of the Managing General Partner and AIMCO in October 2008.  Mr. Beaudin oversees conventional and affordable property operations, transactions, asset management, and redevelopment and construction services for AIMCO and the Managing General Partner.  Prior to joining AIMCO and beginning in 1995, Mr. Beaudin was with Catellus Development Corporation.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

Ernest M. Freedman was appointed Executive Vice President and Chief Financial Officer of the Managing General Partner and AIMCO in November 2009.   Mr. Freedman joined AIMCO in 2007 as Senior Vice President of Financial Planning and Analysis and has served as Senior Vice President of Finance since February 2009, responsible for financial planning, tax, accounting and related areas.  Prior to joining AIMCO, from 2004 to 2007, Mr. Freedman served as chief financial officer of HEI Hotels and Resorts.

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

Paul Beldin joined AIMCO in May 2008 and has served as Senior Vice President and Chief Accounting Officer of AIMCO and the Managing General Partner since that time.  Prior to joining AIMCO, Mr. Beldin served as controller and then as chief financial officer of America First Apartment Investors, Inc., a publicly traded multifamily real estate investment trust, from May 2005 to September 2007 when the company was acquired by Sentinel Real Estate Corporation.  Prior to joining America First Apartment Investors, Inc., Mr. Beldin was a senior manager at Deloitte and Touche LLP, where he was employed from August 1996 to May 2005, including two years as an audit manager in SEC services at Deloitte’s national office.

Stephen B. Waters was appointed Senior Director of Partnership Accounting of AIMCO and the Managing General Partner in June 2009.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as the principal financial officer of the Managing General Partner.  Mr. Waters joined AIMCO as a Director of Real Estate Accounting in September 1999 and was appointed Vice President of the Managing General Partner and AIMCO in April 2004.  Prior to joining AIMCO, Mr. Waters was a senior manager at Ernst & Young LLP.

The Registrant is not aware of the involvement in any legal proceedings with respect to the directors and executive officers listed in this Item 10.

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

Item 11.    Executive Compensation

None of the directors and officers of the Managing General Partner received any remuneration from the Partnership during the years ended December 31, 2009 and 2008.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as noted below, no person or entity was known by the Partnership to be the beneficial owner of more than 5% of the Limited Partner Units (the “Units”) of the Partnership as of December 31, 2009.

Entity	Number of Units	Percentages

Cooper River Properties, LLC
(an affiliate of AIMCO)	4,607	10.30%
Broad River Properties
(an affiliate of AIMCO)	8,002	17.89%
AIMCO IPLP
(an affiliate of AIMCO)	1,824	4.08%
AIMCO Properties, LP
(an affiliate of AIMCO)	19,317	43.20%

Cooper River Properties, LLC, Broad River Properties and AIMCO IPLP are indirectly ultimately owned by AIMCO.  Their business address is 55 Beattie Place, Greenville, SC 29601.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $794,000 and $802,000 for the years ended December 31, 2009 and 2008, respectively, which are included in operating expenses on the consolidated statements of operations included in “Item 8. Financial Statements and Supplementary Data”.

The Partnership Agreement provides for a fee equal to 7.5% of "net cash from operations", as defined in the Partnership Agreement to be paid to the Managing General Partner for executive and administrative management services. One half of this fee is to be accrued and not paid unless the limited partners have received distributions equal to a 5% cumulative annual return on their adjusted capital investment as defined in the Partnership Agreement or there are net proceeds from the sale or refinancing of a property.  No fee was earned during the years ended December 31, 2009 and 2008. There were no such fees owed to the Managing General Partner at December 31, 2009 or 2008.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $352,000 and $818,000 for the years ended December 31, 2009 and 2008, respectively, which is included in general and administrative expenses and investment properties on the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”. The portion of these reimbursements included in investment properties for the years ended December 31, 2009 and 2008 are construction management services for certain capital improvement expenditures (not related to the redevelopment project) provided by an affiliate of the Managing General Partner of approximately $56,000 and $175,000, respectively. In connection with the redevelopment project, an affiliate of the Managing General Partner received a redevelopment supervision fee of 4% of the actual redevelopment costs incurred.  The Partnership was charged approximately $166,000 and $419,000 in redevelopment supervision fees during the years ended December 31, 2009 and 2008, respectively, which are included in investment properties on the consolidated balance sheets included in “Item 8. Financial Statements and Supplementary Data”. At December 31, 2008, approximately $141,000 of these reimbursements are payable to affiliates of the Managing General Partner and are included in due to affiliates on the consolidated balance sheets included in “Item 8. Financial Statements and Supplementary Data”. No such amounts were due at December 31, 2009.

During the year ended December 31, 2009, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $695,000 to fund operations at Hunters Glen Apartments IV, V, VI and Twin Lake Towers Apartments and approximately $2,130,000 to fund redevelopment costs at Twin Lake Towers Apartments. During the year ended December 31, 2008, AIMCO Properties, L.P. advanced the Partnership approximately $832,000 to fund operations at Hunters Glen Apartments IV, V, VI and Twin Lake Towers Apartments and approximately $8,562,000 to fund redevelopment costs at Twin Lake Towers Apartments. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership range from a market rate to a market rate plus 2.00%. Affiliates of the Managing General Partner review the applicable market rate for the Partnership quarterly. The interest rate on outstanding advances at December 31, 2009 ranged from 3.25% to 5.25%. Interest expense was approximately $390,000 and $225,000 for the years ended December 31, 2009 and 2008, respectively. During the year ended December 31, 2009, the Partnership repaid approximately $650,000 of advances and accrued interest. No such payments were made during the year ended December 31, 2008. Total advances and accrued interest of approximately $12,184,000 and $9,619,000 remain unpaid at December 31, 2009 and 2008, respectively, and are included in due to affiliates on the consolidated balance sheets included in “Item 8. Financial Statements and Supplementary Data”. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see itsreports filed with the Securities and Exchange Commission. Subsequent to December 31, 2009, the Partnership repaid the entire balance of advances and accrued interest from proceeds from the March 2010 refinance of the mortgage encumbering Twin Lake Towers Apartments.

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

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability, and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2009 and 2008, the Partnership was charged by AIMCO and its affiliates approximately $197,000 and $406,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 33,750 Units in the Partnership representing 75.47% of the outstanding Units at December 31, 2009.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 75.47% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Neither of the Managing General Partner's directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Managing General Partner.

Item 14.    Principal Accounting Fees and Services

The Managing General Partner has reappointed Ernst & Young, LLP as independent auditors to audit the consolidated financial statements of the Partnership for 2010. The aggregate fees billed for services rendered by Ernst & Young, LLP for 2009 and 2008 are described below.

Audit Fees. Fees for audit services totaled approximately $59,000 and $66,000 for 2009 and 2008, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees. Fees for tax services totaled approximately $13,000 and $14,000 for 2009 and 2008, respectively.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)   The following consolidated financial statements of the Registrant are included in Item 8:

Consolidated Balance Sheets at December 31, 2009 and 2008.

Consolidated Statements of Operations for the years ended December 31, 2009 and 2008.

Consolidated Statements of Changes in Partners' Deficit for the years ended December 31, 2009 and 2008.

Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008.

Notes to Consolidated Financial Statements.

Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

b)   Exhibits:

See Exhibit Index.

The agreements included as exhibits to this Form 10-K contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. The Partnership acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Form 10-K not misleading. Additional information about the Partnership may be found elsewhere in this Form 10-K and the Partnership’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANGELES PARTNERS XII
(A California Limited Partnership)

By: Angeles Realty Corporation II
Managing General Partner

By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director of Partnership Accounting

Date: March 30, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/John Bezzant	Director and Senior	Date: March 30, 2010
John Bezzant	Vice President

/s/ Steven D. Cordes	Director and Senior	Date: March 30, 2010
Steven D. Cordes	Vice President

/s/Stephen B. Waters	Senior Director of Partnership	Date: March 30, 2010
Stephen B. Waters	Accounting

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

  10.42          Multifamily Note between AP XII Twin Lake Towers, LLC, a Delaware limited liability company, and Keycorp Real Estate Capital Markets, Inc., an Ohio corporation, related to Twin Lake Towers Apartments. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 25, 2010.

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