Form 10-Q
period 2010-03-31
ANGELES PARTNERS XII
filed 2010-05-17
CIK 720392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

ANGELES PARTNERS XII

CONSOLIDATED BALANCE SHEETS

 (in thousands, except unit data)

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 978	$ 301
Receivables and deposits	747	805
Restricted escrows	773	--
Other assets	1,642	1,431
Investment properties:
Land	6,468	6,468
Buildings and related personal property	87,694	87,551
	94,162	94,019
Less accumulated depreciation	(68,446)	(67,227)
	25,716	26,792
	$ 29,856	$ 29,329

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 355	$ 209
Tenant security deposit liabilities	373	377
Accrued property taxes	547	437
Other liabilities	759	747
Due to affiliates (Notes B and E)	93	12,184
Mortgage notes payable (Note C)	96,311	78,822
	98,438	92,776

Partners' Deficit
General partners	(782)	(352)
Limited partners (44,718 units issued and
outstanding)	(67,800)	(63,095)
	(68,582)	(63,447)
	$ 29,856	$ 29,329

Note: The consolidated balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS XII

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2010	2009
Revenues:
Rental income	$ 3,573	$ 3,595
Other income	417	430
Total revenues	3,990	4,025

Expenses:
Operating	1,274	1,286
General and administrative	77	78
Depreciation	1,219	1,028
Interest	1,367	1,315
Property taxes	422	388
Loss on early extinguishment of debt (Note C)	866	--
Total expenses	5,225	4,095

Net loss	$ (1,235)	$ (70)

Net loss allocated to general partners (1%)	$ (12)	$ (1)
Net loss allocated to limited partners (99%)	(1,223)	(69)

	$ (1,235)	$ (70)

Net loss per limited partnership unit	$ (27.35)	$ (1.54)

Distribution per limited partnership unit	$ 77.87	$ --

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS XII

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partners

Partners

				Total

Original capital contributions	44,773	$ 1	$ 44,773	$ 44,774

Partners' deficit at
December 31, 2009	44,718	$ (352)	$(63,095)	$(63,447)

Distribution to partners	--	(418)	(3,482)	(3,900)

Net loss for the three months
ended March 31, 2010	--	(12)	(1,223)	(1,235)

Partners' deficit at
March 31, 2010	44,718	$ (782)	$(67,800)	$(68,582)

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS XII

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$ (1,235)	$ (70)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation	1,219	1,028
Amortization of loan costs	55	55
Loss on early extinguishment of debt	866	--
Change in accounts:
Receivables and deposits	58	(148)
Other assets	(160)	(149)
Accounts payable	172	305
Tenant security deposit liabilities	(4)	(28)
Accrued property taxes	110	109
Other liabilities	12	138
Due to affiliates	(480)	125
Net cash provided by operating activities	613	1,365

Cash flows from investing activities:
Net deposits to restricted escrows	(773)	--
Property improvements and replacements	(169)	(1,818)
Net cash used in investing activities	(942)	(1,818)

Cash flows from financing activities:
Payments on mortgage notes payable	(380)	(314)
Repayment of mortgage note payable	(9,131)	--
Proceeds from mortgage note payable	27,000	--
Prepayment penalty paid	(766)	--
Loan costs paid	(206)	--
Advances from affiliate	540	762
Repayment of advances from affiliate	(12,151)	--
Distribution to partners	(3,900)	--
Net cash provided by financing activities	1,006	448

Net increase (decrease) in cash and cash equivalents	677	(5)
Cash and cash equivalents at beginning of period	301	313

Cash and cash equivalents at end of period	$ 978	$ 308

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 1,922	$ 895

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 23	$ 720

Included in property improvements and replacements for the three months ended March 31, 2010 and 2009 are approximately $49,000 and $1,769,000 of property improvements and replacements, which were included in accounts payable at December 31, 2009 and 2008, respectively.

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS XII

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Partners XII (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of Angeles Realty Corporation II (the "Managing General Partner"), all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

Certain reclassifications have been made to the 2009 balances to conform to the 2010 presentation.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $198,000 and $199,000 for the three months ended March 31, 2010 and 2009, respectively, which are included in operating expenses.

The Partnership Agreement provides for a fee equal to 7.5% of "net cash from operations", as defined in the Partnership Agreement, to be paid to the Managing General Partner for executive and administrative management services.   One half of this fee is to be accrued and not paid unless the limited partners have received distributions equal to a 5% cumulative annual return on their adjusted capital investment as defined in the Partnership Agreement or there are net proceeds from the sale or refinancing of a property.   No fee was earned or accrued for the three months ended March 31, 2010 and 2009.  There were no such fees owed to the Managing General Partner at March 31, 2010 or December 31, 2009.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $42,000 and $169,000 for the three months ended March 31, 2010 and 2009, respectively, which is included in general and administrative expenses and investment properties.  The portion of these reimbursements included in investment properties for the three months ended March 31, 2010 and 2009 are construction management services for certain capital improvement expenditures (not related to the redevelopment project) provided by an affiliate of the Managing General Partner of approximately $7,000 and $33,000, respectively.  In connection with a redevelopment project completed in 2009 at Twin Lakes Apartments, an affiliate of the Managing General Partner received a redevelopment supervision fee of 4% of the actual redevelopment costs incurred.  The Partnership was charged approximately $97,000 in redevelopment supervision fees during the three months ended March 31, 2009, which are included in investment properties.

During the three months ended March 31, 2010, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $540,000 to fund a refinance commitment fee at Twin Lake Towers Apartments.  During the three months ended March 31, 2009, AIMCO Properties, L.P. advanced the Partnership approximately $89,000 to fund operations at Hunters Glen Apartments IV, V and VI and approximately $673,000 to fund redevelopment costs at Twin Lake Towers Apartments.  AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership range from a market rate to a market rate plus 2.00%.  Affiliates of the Managing General Partner review the applicable market rate for the Partnership quarterly.  Interest expense was approximately $93,000 and $85,000 for the three months ended March 31, 2010 and 2009, respectively.  During the three months ended March 31, 2010, the Partnership repaid the entire advance balance and accrued interest of approximately $12,817,000. No such payments were made during the three months ended March 31, 2009.  Total advances and accrued interest of approximately $12,184,000 were unpaid at December 31, 2009, and are included in due to affiliates.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see itsreports filed with the Securities and Exchange Commission.

Pursuant to the Partnership Agreement, the Managing General Partner is entitled to receive a distribution equal to 3% of the aggregate disposition price of sold properties. The Partnership paid a distribution of $186,000 to the Managing General Partner related to the sale of Cooper Point Plaza in 1999. During 2001, the Partnership paid distributions of approximately $85,000 and $375,000 related to the sales of Briarwood and Gateway Gardens Apartments, respectively. These distributions are subordinate to the limited partners receiving their original capital contributions plus a cumulative preferred return of 6% per annum of their adjusted capital investment, as defined in the Partnership Agreement. This return was met in conjunction with the distribution paid to the partners during the three months ended March 31, 2010. Accordingly, the Managing General Partner is entitled to keep these amounts.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the three months ended March 31, 2010, the Partnership was charged by AIMCO and its affiliates approximately $160,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2010 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $197,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2009.

Note C – Mortgage Financing

On March 25, 2010, the Partnership refinanced the mortgage encumbering Twin Lake Towers Apartments. The refinancing resulted in the replacement of the existing mortgage loan, which at the time of refinancing had a principal balance of approximately $9,131,000, with a new mortgage loan in the principal amount of $27,000,000. The new loan bears interest at a rate of 5.49% per annum and requires monthly payments of principal and interest of approximately $153,000 beginning on May 1, 2010, through the April 1, 2020 maturity date.  The new mortgage loan has a balloon payment of approximately $22,331,000 due at maturity. The Partnership may prepay the mortgage at any time with 30 days written notice to the lender, subject to a prepayment penalty. The Partnership recorded a loss on the early extinguishment of debt of approximately $866,000, as a result of the write off of unamortized loan costs and the payment of a prepayment penalty of approximately $766,000. Total capitalized loan costs associated with the new mortgage were approximately $206,000 and are included in other assets.

Note D – Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long-term debt) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, long-term debt.  At March 31, 2010, the fair value of the Partnership's long-term debt at the Partnership's incremental borrowing rate approximated its carrying value.

Note E – Distribution

The Partnership distributed the following amounts during the three months ended March 31, 2010 and 2009 (in thousands except per unit data):

	Three Months		Three Months
	Ended	Per Limited	Ended	Per Limited
	March 31,	Partnership	March 31,	Partnership
	2010	Unit	2009	Unit

Refinancing (1)	$ 3,900	$ 77.87	$ --	$ --

(1)   Proceeds from the March 2010 refinancing of the mortgage encumbering Twin Lake Towers Apartments.

During the three months ended March 31, 2010, approximately $93,000 that should have been distributed to the Managing General Partner was incorrectly distributed to certain limited partners. This payable to the Managing General Partner is included in due to affiliates and a corresponding receivable for the amounts due from the limited partners is included in receivables and deposits at March 31, 2010. Subsequent to March 31, 2010, the Partnership recovered this amount from an operating distribution of approximately $420,000 to the partners.

Note F – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the Partnership paid approximately $39,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. After those arbitrations have been completed, the parties will revisit settling the on-call claims.  The first two arbitrations took place in December 2009 and the Defendants received a defense verdict against the first two claimants, and plaintiffs dismissed the claims of the next two claimants. The remaining two arbitration hearings took place in April 2010 and the Defendants are awaiting the results. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership.  Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking within the meaning of the federal securities laws, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s properties and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for residents in such markets; insurance risk, including the cost of insurance; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2010 and 2009:

	Average Occupancy
Property	2010	2009

Hunters Glen Apartments – IV	96%	95%
Plainsboro, New Jersey
Hunters Glen Apartments – V	95%	94%
Plainsboro, New Jersey
Hunters Glen Apartments – VI	96%	91%
Plainsboro, New Jersey (1)
Twin Lake Towers Apartments	96%	88%
Westmont, Illinois (2)

(1)   The Managing General Partner attributes the increase in occupancy at Hunters Glen Apartments VI to reduced competition in the local area and competitive pricing efforts.

(2)   The Managing General Partner attributes the increase in occupancy at Twin Lake Towers Apartments to units available for rent as a result of the completion of a redevelopment project at the property.

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

Results of Operations

The Partnership recognized net losses of approximately $1,235,000 and $70,000 for the three months ended March 31, 2010 and 2009, respectively. The increase in net loss is due to an increase in total expenses and a decrease in total revenues. Total expenses increased due to increases in depreciation, interest and property tax expenses and the recognition of a loss on early extinguishment of debt during 2010 as a result of the refinancing of the mortgage encumbering Twin Lake Towers Apartments, partially offset by a decrease in operating expense. General and administrative expense remained relatively constant for the comparable periods. Depreciation expense increased primarily due to assets placed into service at Twin Lakes Apartments during the past twelve months, which are now being depreciated. Interest expense increased primarily due to a decrease in the capitalization of construction period interest related to a redevelopment project at Twin Lake Towers Apartments, which was completed in 2009. Property tax expense increased due to increases in the tax rate at Hunters Glen Apartments IV, V and VI. The decrease in operating expense is primarily due to decreases in salaries and related benefits at Hunters Glen Apartments IV, V and VI, utility expenses at Hunters Glen Apartments IV and VI and insurance expense as a result of decreased hazard insurance premiums at Hunters Glen Apartments IV, V and VI, partially offset by an increase in snow removal costs at Hunters Glen Apartments IV, V and VI.

Included in general and administrative expenses for the three months ended March 31, 2010 and 2009 is a New Jersey tax based upon the number of resident and non-resident limited partners, reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies, and the annual audit required by the Partnership Agreement.

Total revenues decreased due to decreases in both rental and other income. Rental income decreased due to decreases in the average rental rates at Hunters Glen Apartments IV, V and VI, partially offset by increases in occupancy at Hunters Glen Apartments VI and Twin Lake Towers Apartments. The decrease in other income is primarily due to decreases in cable television revenue at Hunters Glen Apartments V and lease cancellation fees at Hunters Glen Apartments VI, partially offset by increases in tenant utility reimbursements and cleaning and damage fees at Hunters Glen Apartments VI.

In 2009, the Partnership completed a major redevelopment project at Twin Lake Towers Apartments in order to become more competitive with other properties in the area and in an effort to increase net operating income at the property. During the construction period, certain expenses were capitalized and are being depreciated over the remaining life of the related assets. During the three months ended March 31, 2009, approximately $39,000 of construction period interest, approximately $1,000 of construction period real estate taxes and approximately $1,000 of construction period operating costs were capitalized.

Liquidity and Capital Resources

At March 31, 2010, the Partnership had cash and cash equivalents of approximately $978,000, compared to approximately $301,000 at December 31, 2009. Cash and cash equivalents increased approximately $677,000 due to approximately $1,006,000 and $613,000 of cash provided by financing and operating activities, respectively, partially offset by approximately $942,000 of cash used in investing activities. Cash provided by financing activities consisted of proceeds from the refinancing of the mortgage encumbering Twin Lake Towers Apartments and an advance from AIMCO Properties, L.P., an affiliate of the Managing General Partner, partially offset by loan costs paid, repayment of advances received from AIMCO Properties, L.P., principal payments made on the mortgages encumbering the Partnership’s investment properties, repayment of the existing mortgage encumbering Twin Lake Towers Apartments, a prepayment penalty paid, and a distribution to partners. Cash used in investing activities consisted of net deposits to restricted escrows and property improvements and replacements.

During the three months ended March 31, 2010, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $540,000 to fund a refinance commitment fee at Twin Lake Towers Apartments.  During the three months ended March 31, 2009, AIMCO Properties, L.P. advanced the Partnership approximately $89,000 to fund operations at Hunters Glen Apartments IV, V and VI and approximately $673,000 to fund redevelopment costs at Twin Lake Towers Apartments.  AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership range from a market rate to a market rate plus 2.00%.  Affiliates of the Managing General Partner review the applicable market rate for the Partnership quarterly.  Interest expense was approximately $93,000 and $85,000 for the three months ended March 31, 2010 and 2009, respectively.  During the three months ended March 31, 2010, the Partnership repaid the entire advance balance and accrued interest of approximately $12,817,000. No such payments were made during the three months ended March 31, 2009.  Total advances and accrued interest of approximately $12,184,000 were unpaid at December 31, 2009, and are included in due to affiliates.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see itsreports filed with the Securities and Exchange Commission.

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

Hunters Glen Apartments IV

During the three months ended March 31, 2010, the Partnership completed approximately $53,000 of capital improvements at the property, consisting primarily of water heaters and floor covering replacement. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2010. Such capital improvements will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Hunters Glen Apartments V

During the three months ended March 31, 2010, the Partnership completed approximately $54,000 of capital improvements at the property, consisting primarily of water heaters and floor covering replacement.  These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2010. Such capital improvements will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Hunters Glen Apartments VI

During the three months ended March 31, 2010, the Partnership completed approximately $53,000 of capital improvements at the property, consisting primarily of floor covering replacement. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2010. Such capital improvements will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Twin Lake Towers Apartments

During the three months ended March 31, 2010, the Partnership completed approximately $17,000 of capital improvements at the property consisting primarily of fire safety equipment and floor covering replacement. These improvements were funded from operating cash flow. During the three months ended March 31, 2010, the Partnership received a refund of approximately $34,000 from a bond deposit capitalized in a prior year in connection with the redevelopment of the property, which is reflected as a reduction of property improvements and replacements for the three months ended March 31, 2010. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2010. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Capital expenditures will be incurred only to the extent of cash available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected, at least in the short term.

The Partnership’s assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. On March 25, 2010, the Partnership refinanced the mortgage encumbering Twin Lake Towers Apartments. The refinancing resulted in the replacement of the existing mortgage loan, which at the time of refinancing had a principal balance of approximately $9,131,000, with a new mortgage loan in the principal amount of $27,000,000. The new loan bears interest at a rate of 5.49% per annum and requires monthly payments of principal and interest of approximately $153,000 beginning on May 1, 2010, through the April 1, 2020 maturity date.  The new mortgage loan has a balloon payment of approximately $22,331,000 due at maturity. The Partnership may prepay the mortgage at any time with 30 days written notice to the lender, subject to a prepayment penalty. The Partnership recorded a loss on the early extinguishment of debt of approximately $866,000, as a result of the write off of unamortized loan costs and the payment of a prepayment penalty of approximately $766,000. Total capitalized loan costs associated with the new mortgage were approximately $206,000 and are included in other assets.

The Partnership's mortgage indebtedness encumbering Hunters Glen Apartments IV, V and VI of approximately $69,311,000 matures in December 2015 with a one-year extension option and balloon payments of approximately $62,635,000 due at maturity. The Managing General Partner will attempt to refinance the mortgages on Hunters Glen Apartments IV, V, VI and Twin Lake Towers Apartments and/or sell the properties prior to the maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing the properties through foreclosure.

The Partnership distributed the following amounts during the three months ended March 31, 2010 and 2009 (in thousands except per unit data):

	Three Months		Three Months
	Ended	Per Limited	Ended	Per Limited
	March 31,	Partnership	March 31,	Partnership
	2010	Unit	2009	Unit

Refinancing (1)	$ 3,900	$ 77.87	$ --	$ --

(1)   Proceeds from the March 2010 refinancing of the mortgage encumbering Twin Lake Towers Apartments.

During the three months ended March 31, 2010, approximately $93,000 that should have been distributed to the Managing General Partner was incorrectly distributed to certain limited partners. This payable to the Managing General Partner is included in due to affiliates and a corresponding receivable for the amounts due from the limited partners is included in receivables and deposits at March 31, 2010. Subsequent to March 31, 2010, the Partnership recovered this amount from an operating distribution of approximately $420,000 to the partners.

Future cash distributions will depend on the level of cash generated from operations, the timing of debt maturities, refinancings, and/or property sales. The Partnership’s cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after planned capital improvement expenditures to permit additional distributions to its partners during 2010 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 33,750 limited partnership units (the "Units") in the Partnership representing 75.47% of the outstanding Units at March 31, 2010.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 75.47% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the Partnership paid approximately $39,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. After those arbitrations have been completed, the parties will revisit settling the on-call claims.  The first two arbitrations took place in December 2009 and the Defendants received a defense verdict against the first two claimants, and plaintiffs dismissed the claims of the next two claimants. The remaining two arbitration hearings took place in April 2010 and the Defendants are awaiting the results. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership.  Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

ANGELES PARTNERS XII
(A California Limited Partnership)

By: Angeles Realty Corporation II
Managing General Partner

Date: May 17, 2010	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: May 17, 2010	By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director of Partnership Accounting

ANGELES PARTNERS XII

EXHIBIT INDEX

Exhibit          Description of Exhibit

  3.1            Amended Certificate and Agreement of Limited Partnership dated May 26, 1983 filed in Form S-11 dated June 2, 1983 and is incorporated herein by reference.

3.2            Amendment to the Amended Certificate and Agreement of Limited Partnership Agreement, dated October 22, 2007. (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2007)

10.36          Multifamily Note dated December 1, 2005 between Hunters Glen AP XII L.P., a South Carolina limited partnership and GMAC Commercial Mortgage Bank in reference to Hunters Glen IV and filed December 7, 2005 with the Registrant’s Current Report on Form 8-K dated December 1, 2005 and incorporated herein by reference.

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