Form 10-Q
period 2010-09-30
ANGELES PARTNERS XII
filed 2010-11-12
CIK 720392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

ANGELES PARTNERS XII

CONSOLIDATED BALANCE SHEETS

 (in thousands, except unit data)

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 325	$ 301
Receivables and deposits	641	805
Restricted escrows	608	--
Other assets	1,389	1,431
Investment properties:
Land	6,468	6,468
Buildings and related personal property	88,069	87,551
	94,537	94,019
Less accumulated depreciation	(70,826)	(67,227)
	23,711	26,792
	$ 26,674	$ 29,329

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 168	$ 209
Tenant security deposit liabilities	363	377
Accrued property taxes	318	437
Other liabilities	876	747
Due to affiliates (Note B)	--	12,184
Mortgage notes payable (Note C)	95,675	78,822
	97,400	92,776

Partners' Deficit
General partners	(804)	(352)
Limited partners (44,718 units issued and
outstanding)	(69,922)	(63,095)
	(70,726)	(63,447)
	$ 26,674	$ 29,329

Note: The consolidated balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS XII

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues:
Rental income	$ 3,540	$ 3,627	$10,724	$10,788
Other income	417	399	1,244	1,226
Total revenues	3,957	4,026	11,968	12,014

Expenses:
Operating	1,445	1,313	3,824	3,895
General and administrative	79	83	244	239
Depreciation	1,175	1,261	3,599	3,345
Interest	1,519	1,386	4,416	4,035
Property taxes	417	452	1,218	1,201
Loss on early extinguishment of debt (Note C)	--	--	866	--
Total expenses	4,635	4,495	14,167	12,715

Net loss	$ (678)	$ (469)	$(2,199)	$ (701)

Net loss allocated to general partners (1%)	$ (7)	$ (5)	$ (22)	$ (7)
Net loss allocated to limited partners (99%)	(671)	(464)	(2,177)	(694)
	$ (678)	$ (469)	$(2,199)	$ (701)

Net loss per limited partnership unit	$(15.01)	$(10.38)	$(48.68)	$(15.52)

Distributions per limited partnership unit	$ 3.10	$ --	$103.98	$ --

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS XII

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partners

Partners

				Total

Original capital contributions	44,773	$ 1	$ 44,773	$ 44,774

Partners' deficit at
December 31, 2009	44,718	$ (352)	$(63,095)	$(63,447)

Distributions to partners	--	(430)	(4,650)	(5,080)

Net loss for the nine months
ended September 30, 2010	--	(22)	(2,177)	(2,199)

Partners' deficit at
September 30, 2010	44,718	$ (804)	$(69,922)	$(70,726)

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS XII

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$ (2,199)	$ (701)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation	3,599	3,345
Amortization of loan costs	161	166
Loss on early extinguishment of debt	866	--
Change in accounts:
Receivables and deposits	164	(129)
Other assets	6	--
Accounts payable	(28)	(37)
Tenant security deposit liabilities	(14)	(62)
Accrued property taxes	(119)	(64)
Other liabilities	129	198
Due to affiliates	(573)	111
Net cash provided by operating activities	1,992	2,827

Cash flows from investing activities:
Net deposits to restricted escrows	(608)	--
Property improvements and replacements	(531)	(4,316)
Net cash used in investing activities	(1,139)	(4,316)

Cash flows from financing activities:
Payments on mortgage notes payable	(1,016)	(1,011)
Repayment of mortgage note payable	(9,131)	--
Proceeds from mortgage note payable	27,000	--
Prepayment penalty paid	(766)	--
Loan costs paid	(225)	--
Advances from affiliate	540	2,825
Repayment of advances from affiliate	(12,151)	(215)
Distributions to partners	(5,080)	--
Net cash (used in) provided by financing activities	(829)	1,599

Net increase in cash and cash equivalents	24	110
Cash and cash equivalents at beginning of period	301	313

Cash and cash equivalents at end of period	$ 325	$ 423

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 4,754	$ 3,350

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 36	$ 130

Included in property improvements and replacements for the nine months ended September 30, 2010 and 2009 are approximately $49,000 and $1,769,000 of property improvements and replacements, which were included in accounts payable at December 31, 2009 and 2008, respectively.

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS XII

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Partners XII (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of Angeles Realty Corporation II (the "Managing General Partner"), all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $590,000 and $597,000 for the nine months ended September 30, 2010 and 2009, respectively, which are included in operating expenses.

The Partnership Agreement provides for a fee equal to 7.5% of "net cash from operations", as defined in the Partnership Agreement, to be paid to the Managing General Partner for executive and administrative management services.   One half of this fee is to be accrued and not paid unless the limited partners have received distributions equal to a 5% cumulative annual return on their adjusted capital investment as defined in the Partnership Agreement or there are net proceeds from the sale or refinancing of a property.   No fee was earned or accrued for the nine months ended September 30, 2010 and 2009.  There were no such fees owed to the Managing General Partner at September 30, 2010 or December 31, 2009.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $111,000 and $313,000 for the nine months ended September 30, 2010 and 2009, respectively, which is included in general and administrative expenses and investment properties.  The portion of these reimbursements included in investment properties for the nine months ended September 30, 2010 and 2009 are construction management services for certain capital improvement expenditures (not related to the redevelopment project) provided by an affiliate of the Managing General Partner of approximately $10,000 and $44,000, respectively.   In connection with a redevelopment project completed in 2009 at Twin Lake Towers Apartments, an affiliate of the Managing General Partner received a redevelopment supervision fee of 4% of the actual redevelopment costs incurred. The Partnership was charged approximately $166,000 in redevelopment supervision fees during the nine months ended September 30, 2009, which are included in investment properties. At September 30, 2010, approximately $9,000 of unpaid reimbursements are owed to affiliates of the Managing General Partner and are included in other liabilities. No such amounts were owed at December 31, 2009.

During the nine months ended September 30, 2010, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $540,000 to fund a refinance commitment fee at Twin Lake Towers Apartments.  During the nine months ended September 30, 2009, AIMCO Properties, L.P. advanced the Partnership approximately $695,000 to fund operations at Hunters Glen Apartments IV, V and VI and Twin Lake Towers Apartments and approximately $2,130,000 to fund redevelopment costs at Twin Lake Towers Apartments.  AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership range from a market rate to a market rate plus 2.00%.  Affiliates of the Managing General Partner review the applicable market rate for the Partnership quarterly. Interest expense was approximately $93,000 and $287,000 for the nine months ended September 30, 2010 and 2009, respectively.  During the nine months ended September 30, 2010 and 2009, the Partnership repaid advances and accrued interest of approximately $12,817,000 and $250,000, respectively. Total advances and accrued interest of approximately $12,184,000 were unpaid at December 31, 2009, and are included in due to affiliates. No such amounts were due at September 30, 2010. The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see itsreports filed with the Securities and Exchange Commission. Subsequent to September 30, 2010, AIMCO Properties, L.P. advanced the Partnership approximately $107,000 to fund real estate taxes at Hunters Glen Apartments IV, V and VI.

Pursuant to the Partnership Agreement, the Managing General Partner is entitled to receive a distribution equal to 3% of the aggregate disposition price of sold properties. The Partnership paid a distribution of $186,000 to the Managing General Partner related to the sale of Cooper Point Plaza in 1999. During 2001, the Partnership paid distributions of approximately $85,000 and $375,000 related to the sales of Briarwood and Gateway Gardens Apartments, respectively. These distributions are subordinate to the limited partners receiving their original capital contributions plus a cumulative preferred return of 6% per annum of their adjusted capital investment, as defined in the Partnership Agreement. This return was met in conjunction with the distributions paid to the partners during the nine months ended September 30, 2010. Accordingly, the Managing General Partner is entitled to keep these amounts.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2010, the Partnership was charged by AIMCO and its affiliates approximately $182,000 for insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2010 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $197,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2009.

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

Note D – Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for mortgage notes payable) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its mortgage notes payable by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, mortgage notes payable.  At September 30, 2010, the fair value of the Partnership's mortgage notes payable at the Partnership's incremental borrowing rate was approximately $99,440,000.

Note E – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the Partnership paid approximately $39,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. Pursuant to the global settlement agreement, the parties selected six test “on-call” cases to be arbitrated. The parties arbitrated four “on-call” claims and obtained defense verdicts on all four. Two additional “on-call” claims were dismissed with prejudice. The process now calls for the parties to attempt to mediate the remaining “on-call” claims and plaintiffs’ attorneys’ fees, and the mediation is currently scheduled for November 16, 2010. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2010 and 2009:

	Average Occupancy
Property	2010	2009

Hunters Glen Apartments – IV	96%	94%
Plainsboro, New Jersey
Hunters Glen Apartments – V	95%	93%
Plainsboro, New Jersey
Hunters Glen Apartments – VI	95%	91%
Plainsboro, New Jersey (1)
Twin Lake Towers Apartments	96%	91%
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

Results of Operations

The Partnership recognized net losses of approximately $678,000 and $2,199,000 for the three and nine months ended September 30, 2010, respectively, compared to net losses of approximately $469,000 and $701,000 for the three and nine months ended September 30, 2009, respectively. The increase in net loss for both the three and nine months ended September 30, 2010 is due to an increase in total expenses and a decrease in total revenues.

The increase in total expenses for the three months ended September 30, 2010 is due to increases in both operating and interest expense, partially offset by decreases in both depreciation and property tax expense. The increase in total expenses for the nine months ended September 30, 2010 is due to increases in depreciation and interest expenses and the recognition of a loss on early extinguishment of debt during 2010 as a result of the refinancing of the mortgage encumbering Twin Lake Towers Apartments, partially offset by a decrease in operating expenses. General and administrative expense remained relatively constant for both the three and nine months ended September 30, 2010. Property tax expense remained relatively constant for the nine months ended September 30, 2010. Operating expenses increased for the three months ended September 30, 2010 due to increases in contract services and apartment turnover expenses at Hunters Glen Apartments IV, V and VI, partially offset by a decrease in advertising costs at Twin Lake Towers Apartments. Operating expense decreased for the nine months ended September 30, 2010 primarily due to decreases in advertising costs at Twin Lake Towers Apartments, salaries and related benefits at Hunters Glen Apartments IV, V and VI, utility expenses at Hunters Glen Apartments IV and insurance expense as a result of decreased hazard insurance premiums at Hunters Glen Apartments IV, V and VI, partially offset by increases in contract services, snow removal costs and apartment turnover expenses at Hunters Glen Apartments IV, V and VI. Interest expense increased for both periods primarily due to a higher debt balance as a result of the March 2010 refinancing of the mortgage encumbering Twin Lake Towers Apartments, partially offset by a decrease in interest on advances received from an affiliate of the Managing General Partner as a result of a lower average outstanding balance. Also contributing to the increase in interest expense for the nine months ended September 30, 2010 is the decrease in the capitalization of construction period interest related to a redevelopment project at Twin Lake Towers Apartments, which was completed in 2009. Depreciation expense decreased for the three months ended September 30, 2010 due to property improvements and replacements placed into service in previous years becoming fully depreciated during 2009 at Hunters Glen Apartments IV, V and VI. Depreciation expense increased for the nine months ended September 30, 2010 primarily due to assets placed into service at Twin Lake Towers Apartments during the past twelve months, which are now being depreciated. The decrease in property tax expense for the three months ended September 30, 2010 is primarily due to the receipt of tax bills, which affected the property tax accruals at Hunters Glen Apartments IV, V and VI.

Included in general and administrative expenses for both the three and nine months ended September 30, 2010 and 2009 are a New Jersey tax based upon the number of resident and non-resident limited partners, reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues decreased for both the three and nine months ended September 30, 2010 due to a decrease in rental income. Other income remained relatively constant for both periods. Rental income decreased for both periods primarily due to a decrease in the average rental rate at all of the Partnership’s investment properties. The decrease in rental income for the nine months ended September 30, 2010 was partially offset by an increase in occupancy at all of the Partnership’s investment properties.

In 2009, the Partnership completed a major redevelopment project at Twin Lake Towers Apartments in order to become more competitive with other properties in the area and in an effort to increase net operating income at the property. During the construction period, certain expenses were capitalized and are being depreciated over the remaining life of the related assets. During the nine months ended September 30, 2009, approximately $76,000 of construction period interest, approximately $3,000 of construction period real estate taxes and approximately $1,000 of construction period operating costs were capitalized.

Liquidity and Capital Resources

At September 30, 2010, the Partnership had cash and cash equivalents of approximately $325,000, compared to approximately $301,000 at December 31, 2009. Cash and cash equivalents increased approximately $24,000 due to approximately $1,992,000 of cash provided by operating activities, partially offset by approximately $1,139,000 and $829,000 of cash used in investing and financing activities, respectively. Cash used in investing activities consisted of net deposits to restricted escrows and property improvements and replacements. Cash used in financing activities consisted of repayment of advances received from AIMCO Properties, L.P., repayment of the mortgage encumbering Twin Lake Towers Apartments, distributions to partners, principal payments made on the mortgages encumbering the Partnership’s investment properties, a prepayment penalty paid, and loan costs paid, partially offset by proceeds from the refinancing of the mortgage encumbering Twin Lake Towers Apartments and an advance from AIMCO Properties, L.P., an affiliate of the Managing General Partner.

During the nine months ended September 30, 2010, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $540,000 to fund a refinance commitment fee at Twin Lake Towers Apartments.  During the nine months ended September 30, 2009, AIMCO Properties, L.P. advanced the Partnership approximately $695,000 to fund operations at Hunters Glen Apartments IV, V and VI and Twin Lake Towers Apartments and approximately $2,130,000 to fund redevelopment costs at Twin Lake Towers Apartments.  AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership range from a market rate to a market rate plus 2.00%.  Affiliates of the Managing General Partner review the applicable market rate for the Partnership quarterly. Interest expense was approximately $93,000 and $287,000 for the nine months ended September 30, 2010 and 2009, respectively.  During the nine months ended September 30, 2010 and 2009, the Partnership repaid advances and accrued interest of approximately $12,817,000 and $250,000, respectively. Total advances and accrued interest of approximately $12,184,000 were unpaid at December 31, 2009, and are included in due to affiliates. No such amounts were due at September 30, 2010. The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see itsreports filed with the Securities and Exchange Commission. Subsequent to September 30, 2010, AIMCO Properties, L.P. advanced the Partnership approximately $107,000 to fund real estate taxes at Hunters Glen Apartments IV, V and VI.

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

Hunters Glen Apartments IV

During the nine months ended September 30, 2010, the Partnership completed approximately $147,000 of capital improvements at the property, consisting primarily of water heaters and floor covering replacement. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2010. Such capital improvements will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Hunters Glen Apartments V

During the nine months ended September 30, 2010, the Partnership completed approximately $133,000 of capital improvements at the property, consisting primarily of water heaters and floor covering replacement. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2010. Such capital improvements will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Hunters Glen Apartments VI

During the nine months ended September 30, 2010, the Partnership completed approximately $144,000 of capital improvements at the property, consisting primarily of water heaters, HVAC upgrades and floor covering replacement. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2010. Such capital improvements will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Twin Lake Towers Apartments

During the nine months ended September 30, 2010, the Partnership completed approximately $128,000 of capital improvements at the property, consisting primarily of fire safety equipment and floor covering replacement. These improvements were funded from operating cash flow. During the nine months ended September 30, 2010, the Partnership received a refund of approximately $34,000 from a bond deposit capitalized in a prior year in connection with the redevelopment of the property, which is reflected as a reduction of property improvements and replacements for the nine months ended September 30, 2010. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2010. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Capital expenditures will be incurred only to the extent of cash available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected, at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near term needs (exclusive of capital improvements) of the Partnership. On March 25, 2010, the Partnership refinanced the mortgage encumbering Twin Lake Towers Apartments. The refinancing resulted in the replacement of the existing mortgage loan, which at the time of refinancing had a principal balance of approximately $9,131,000, with a new mortgage loan in the principal amount of $27,000,000. The new loan bears interest at a rate of 5.49% per annum and requires monthly payments of principal and interest of approximately $153,000 beginning on May 1, 2010, through the April 1, 2020 maturity date.  The new mortgage loan has a balloon payment of approximately $22,331,000 due at maturity. The Partnership may prepay the mortgage at any time with 30 days written notice to the lender, subject to a prepayment penalty. The Partnership recorded a loss on the early extinguishment of debt of approximately $866,000, as a result of the write off of unamortized loan costs and the payment of a prepayment penalty of approximately $766,000. Total capitalized loan costs associated with the new mortgage were approximately $225,000 and are included in other assets.

The Partnership's mortgage indebtedness encumbering Hunters Glen Apartments IV, V and VI of approximately $68,824,000 matures in December 2015 with a one-year extension option and balloon payments of approximately $62,635,000 due at maturity. The Managing General Partner will attempt to refinance the mortgages on Hunters Glen Apartments IV, V, VI and Twin Lake Towers Apartments and/or sell the properties prior to the maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing the properties through foreclosure.

The Partnership distributed the following amounts during the nine months ended September 30, 2010 and 2009 (in thousands except per unit data):

	Nine Months		Nine Months
	Ended	Per Limited	Ended	Per Limited
	September 30,	Partnership	September 30,	Partnership
	2010	Unit	2009	Unit

Refinancing (1)	$ 3,900	$ 77.87	$ --	$ --
Operations	1,180	26.11	--	--
Total	$ 5,080	$103.98	$ --	$ --

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 33,750 limited partnership units (the "Units") in the Partnership representing 75.47% of the outstanding Units at September 30, 2010.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 75.47% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the Partnership paid approximately $39,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. Pursuant to the global settlement agreement, the parties selected six test “on-call” cases to be arbitrated. The parties arbitrated four “on-call” claims and obtained defense verdicts on all four. Two additional “on-call” claims were dismissed with prejudice. The process now calls for the parties to attempt to mediate the remaining “on-call” claims and plaintiffs’ attorneys’ fees, and the mediation is currently scheduled for November 16, 2010. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

ANGELES PARTNERS XII
(A California Limited Partnership)

By: Angeles Realty Corporation II
Managing General Partner

Date: November 12, 2010	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: November 12, 2010	By: /s/Stephen B. Waters
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