Form 10-K
period 2010-12-31
ANGELES PARTNERS XII
filed 2011-03-25
CIK 720392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking within the meaning of the federal securities laws, including, without limitation, statements regarding the Partnership’s ability to maintain current or meet projected occupancy, rental rates and property operating results and the effect of redevelopments. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors, some of which are beyond the Partnership’s control, including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions, including the pace of job growth and the level of unemployment; energy costs; the terms of governmental regulations that affect the Partnership’s properties and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for residents in such markets; insurance risk, including the cost of insurance; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

                                       PART I

Item 1.     Business

Angeles Partners XII (the "Partnership" or "Registrant") is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act pursuant to the amended Certificate and Agreement of Limited Partnership (herein referred to as the "Partnership Agreement") dated May 26, 1983.  The Partnership's managing general partner is Angeles Realty Corporation II ("ARC II" or the "Managing General Partner"), a California corporation. The Managing General Partner is a wholly-owned subsidiary of Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust. The non-managing general partner (the “Non-Managing General Partner”) is AIMCO Properties, L.P., a wholly-owned subsidiary of AIMCO. The Managing General Partner and the Non-Managing General Partner are herein referred to collectively as the "General Partners". The Partnership Agreement provides that the Partnership is to terminate on December 31, 2035, unless terminated prior to such date.

Commencing May 26, 1983, the Partnership offered up to 80,000 units of Limited Partnership Interest (the “Units”) at a purchase price of $1,000 per Unit with a minimum purchase of 5 Units pursuant to a Registration Statement filed with the Securities and Exchange Commission. The Managing General Partner contributed capital in the amount of $1,000 for a 1% interest in the Partnership. The offering terminated on February 13, 1985. Upon termination of the offering, the Partnership had sold 44,773 Units aggregating $44,773,000.

The Partnership is engaged in the business of operating and holding real estate properties for investment. In 1984 and 1985 during its acquisition phase, the Partnership acquired ten existing apartment properties and one existing commercial property. In 1990, the Partnership lost one of its apartment properties to foreclosure. During 1991, the Partnership acquired a 44.5% general partnership interest in a joint venture, Princeton Meadows Golf Course Joint Venture ("Joint Venture"), partnering with two affiliated partnerships. In 1999, the Partnership sold its only commercial property, one of its apartment properties and the Joint Venture sold its only investment property, Princeton Meadows Golf Course. In May 2001, the Partnership sold two of its apartment properties. In April and December 2005, the Partnership sold two of its six remaining apartment properties. As of December 31, 2010, the Partnership continues to own and operate four apartment complexes. (see "Item 2. Properties").

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

Item 2.     Property

The following table sets forth the Partnership's investments in properties as of December 31, 2010:

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

(1)   Property is held by a limited partnership or limited liability corporation in which the Partnership ultimately owns a 100% interest.

Schedule of Properties

Set forth below for each of the Partnership’s properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

	Gross			Method
	Carrying	Accumulated	Depreciable	of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)

					(in thousands)

Hunters Glen Apts-IV	$16,568	$13,706	5-30 yrs	Straight line	$ 3,439
Hunters Glen Apts-V	18,749	15,566	5-40 yrs	Straight line	3,782
Hunters Glen Apts-VI	20,661	17,137	5-40 yrs	Straight line	3,737
Twin Lake Towers Apts	38,886	25,558	5-30 yrs	Straight line	13,578

	$94,864	$71,967			$24,536

See "Note A – Organization and Summary of Significant Accounting Policies" of the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

	Principal				Principal
	Balance At				Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2010	Rate (1)	Amortized	Date	Maturity (2)
	(in thousands)				(in thousands)

Hunters Glen Apts IV
1st mortgage	$10,401	5.51%	30 yrs	12/2015	$ 9,374
2nd mortgage	5,119	5.63%	30 yrs	12/2015	4,622
3rd mortgage	4,344	5.84%	30 yrs	12/2015	3,959
Hunters Glen Apts V
1st mortgage	12,246	7.39%	30 yrs	12/2015	11,357
2nd mortgage	6,385	5.63%	30 yrs	12/2015	5,765
3rd mortgage	5,233	5.84%	30 yrs	12/2015	4,771
Hunters Glen Apts VI
1st mortgage	12,746	7.39%	30 yrs	12/2015	11,821
2nd mortgage	6,645	5.63%	30 yrs	12/2015	6,001
3rd mortgage	5,447	5.84%	30 yrs	12/2015	4,965
Twin Lake Towers Apts
1st mortgage	26,759	5.49%	30 yrs	04/2020	22,331
	$95,325				$84,966

 (1)  Fixed rate mortgages.

 (2)  See “Note B – Mortgage Notes Payable” to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data" for information with respect to the Partnership's ability to prepay these loans and more specific details as to the terms of the loans.

On March 25, 2010, the Partnership refinanced the mortgage encumbering Twin Lake Towers Apartments.  The refinancing resulted in the replacement of the existing mortgage loan, which at the time of refinancing had a principal balance of approximately $9,131,000, with a new mortgage loan in the principal amount of $27,000,000.   The new loan bears interest at a rate of 5.49% per annum and requires monthly payments of principal and interest of approximately $153,000 beginning on May 1, 2010, through the April 1, 2020 maturity date.  The new mortgage loan has a balloon payment of approximately $22,331,000 due at maturity. The Partnership may prepay the mortgage at any time with 30 days written notice to the lender, subject to a prepayment penalty. The Partnership recorded a loss on the early extinguishment of debt of approximately $866,000, as a result of the write off of unamortized loan costs and the payment of a prepayment penalty of approximately $766,000. Total capitalized loan costs associated with the new mortgage were approximately $226,000.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2010 and 2009 for each property were as follows:

	Average Annual		Average Annual
	Rental Rates		Occupancy
	(per unit)
Property	2010	2009	2010	2009

Hunters Glen Apartments – IV	$11,913	$12,459	96%	95%
Hunters Glen Apartments – V	11,837	12,432	95%	93%
Hunters Glen Apartments – VI (1)	11,555	12,151	95%	92%
Twin Lake Towers Apartments (2)	11,376	11,503	97%	92%

(1)   The Managing General Partner attributes the increase in occupancy at Hunters Glen Apartments VI to reduced competition in the local area and competitive pricing efforts.

(2)   The Managing General Partner attributes the increase in occupancy at Twin Lake Towers Apartments to units available for rent as a result of the completion of a redevelopment at the property and improved economic conditions in the local area.

The real estate industry is highly competitive. All of the Partnership’s properties are subject to competition from other residential apartment complexes in the area. The Managing General Partner believes that all of the properties are adequately insured. The residential properties are apartment complexes which lease units for terms of one year or less.  As of December 31, 2010, no residential tenant leases 10% or more of the available rental space.  The properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rates

Real estate taxes and rates in 2010 for each property were as follows:

	2010	2010
	Billing	Rate
	(in thousands)

Hunters Glen Apartments-IV	$ 370	2.27%
Hunters Glen Apartments-V	427	2.27%
Hunters Glen Apartments-VI	460	2.27%
Twin Lake Towers Apartments	393	5.27%

Capital Improvements

Hunters Glen Apartments IV

During the year ended December 31, 2010, the Partnership completed approximately $198,000 of capital improvements at the property consisting primarily of water heaters and floor covering replacement. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2011. Such capital improvements will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Hunters Glen Apartments V

During the year ended December 31, 2010, the Partnership completed approximately $189,000 of capital improvements at the property consisting primarily of water heaters and floor covering replacement.  These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2011. Such capital improvements will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Hunters Glen Apartments VI

During the year ended December 31, 2010, the Partnership completed approximately $194,000 of capital improvements at the property consisting primarily of water heaters, HVAC upgrades and floor covering replacement. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2011. Such capital improvements will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Twin Lake Towers Apartments

During the year ended December 31, 2010, the Partnership completed approximately $298,000 of capital improvements at the property, consisting primarily of fire safety equipment, balcony upgrades and floor covering replacement. These improvements were funded from operating cash flow. During the year ended December 31, 2010, the Partnership received a refund of approximately $34,000 from a bond deposit capitalized in a prior year in connection with the redevelopment of the property, which is reflected as a reduction of property improvements and replacements for the year ended December 31, 2010. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2011. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Capital expenditures will be incurred only to the extent of cash available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected, at least in the short term.

Item 3.     Legal Proceedings

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts were dismissed. During the fourth quarter of 2008, the Partnership paid approximately $39,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties. During January 2011, the parties reached an agreement to settle the remaining “on-call claims” and the plaintiffs’ attorneys’ fees. The Partnership will be required to pay an additional amount of approximately $4,000 for settlement amounts to employees who worked at the Partnership’s investment properties for requiring the employees to respond to on-call emergencies and approximately $47,000 for plaintiffs’ attorneys’ fees.  These settlement amounts and attorneys’ fees totaling approximately $51,000 have been accrued as of December 31, 2010.  These settlements resolve the case in its entirety.

PART II

Item 5.     Market for the Registrant's Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

The Partnership, a publicly-held limited partnership, sold 44,773 Limited Partnership Units (the "Units") during its offering period through February 13, 1985.  As of December 31, 2010, the Partnership had 1,045 Limited Partners of record and 44,718 Units outstanding. As of December 31, 2010, affiliates of the Managing General Partner owned 33,750 Units or 75.47% of the outstanding Units.  No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2010 and 2009 (in thousands except per unit data):

	Year Ended	Per Limited	Year Ended	Per Limited
	December 31,	Partnership	December 31,	Partnership
	2010	Unit	2009	Unit

Refinancing (1)	$ 3,900	$ 77.87	$ --	$ --
Operations	1,180	26.11	--	--
Total	$ 5,080	$103.98	$ --	$ --

(1)         Proceeds from the March 2010 refinancing of the mortgage encumbering Twin Lake Towers Apartments.

Future cash distributions will depend on the levels of cash generated from operations, the timing of debt maturities, property sales and/or refinancings. The Partnership’s cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit additional distributions to its partners during 2011 or subsequent periods. See “Item 2. Properties – Capital Improvements” for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 33,750 Units in the Partnership representing 75.47% of the outstanding Units at December 31, 2010.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 75.47% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Results of Operations

The Partnership recognized net losses of approximately $2,855,000 and $975,000 for the years ended December 31, 2010 and 2009, respectively.  Net loss increased due to an increase in total expenses and a decrease in total revenues.

Total expenses increased due to increases in operating, depreciation, interest and property tax expenses and the recognition of a loss on early extinguishment of debt during 2010 as a result of the refinancing of the mortgage encumbering Twin Lake Towers Apartments. General and administrative expense remained relatively constant for the comparable periods. Operating expense increased primarily due to increases in contract services, apartment turnover expenses and snow removal costs at Hunters Glen Apartments IV, V and VI, partially offset by a decrease in advertising costs at Twin Lakes Towers Apartments and utility expenses at Hunters Glen Apartments IV. Depreciation expense increased due to assets placed into service at Twin Lake Towers Apartments during the past twelve months, which are now being depreciated. Interest expense increased primarily due to a higher debt balance as a result of the March 2010 refinancing of the mortgage encumbering Twin Lake Towers Apartments and a decrease in the capitalization of construction period interest related to a redevelopment project at Twin Lake Towers Apartments, which was completed in 2009, partially offset by a decrease in interest on advances received from an affiliate of the Managing General Partner as a result of a lower average outstanding balance. Property tax expense increased due to an increase in the tax rate at all four investment properties, partially offset by a decrease in the assessed value of Twin Lake Towers Apartments.

Included in general and administrative expenses for the years ended December 31, 2010 and 2009 are a New Jersey tax based upon the number of resident and non-resident limited partners, reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues decreased due to a decrease in rental income.  Other income remained relatively constant for the comparable periods. Rental income decreased due to a decrease in the average rental rate at all of the Partnership’s investment properties, partially offset by an increase in occupancy at all of the Partnership’s investment properties.

In 2009, the Partnership completed a major redevelopment project at Twin Lake Towers Apartments in order to become more competitive with other properties in the area and in an effort to increase net operating income at the property.  During the construction period, certain expenses were capitalized and are being depreciated over the remaining life of the related assets.  During the year ended December 31, 2009, approximately $76,000 of construction period interest, approximately $3,000 of construction period real estate taxes and approximately $1,000 of construction period insurance were capitalized.

Liquidity and Capital Resources

At December 31, 2010, the Partnership had cash and cash equivalents of approximately $526,000, compared with approximately $301,000 at December 31, 2009. Cash and cash equivalents increased approximately $225,000 due to approximately $2,917,000 of cash provided by operating activities, partially offset by approximately $1,527,000 and $1,165,000 of cash used in investing and financing activities, respectively. Cash used in investing activities consisted of net deposits to restricted escrows and property improvements and replacements. Cash used in financing activities consisted of the repayment of advances received from AIMCO Properties, L.P., repayment of the mortgage encumbering Twin Lake Towers Apartments, distributions to partners, principal payments made on the mortgages encumbering the Partnership’s investment properties, a prepayment penalty paid, and loan costs paid, partially offset by proceeds from the refinancing of the mortgage encumbering Twin Lake Towers Apartments and advances received from AIMCO Properties, L.P., an affiliate of the Managing General Partner.

During the year ended December 31, 2010, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $687,000 to fund a refinance commitment fee at Twin Lake Towers Apartments and real estate taxes at Hunters Glen Apartments IV, V and VI. During the year ended December 31, 2009, AIMCO Properties, L.P. advanced the Partnership approximately $695,000 to fund operations at Hunters Glen Apartments IV, V and VI and Twin Lake Towers Apartments and approximately $2,130,000 to fund redevelopment costs at Twin Lake Towers Apartments. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership range from a market rate to prime plus 2.00%.  Affiliates of the Managing General Partner review the applicable market rate for the Partnership quarterly. The interest rate on the outstanding advances at December 31, 2010 was 3.25%. Interest expense was approximately $94,000 and $390,000 for the years ended December 31, 2010 and 2009, respectively.  During the years ended December 31, 2010 and 2009, the Partnership repaid advances and accrued interest of approximately $12,950,000 and $650,000, respectively. Total advances and accrued interest of approximately $15,000 and $12,184,000 were unpaid at December 31, 2010 and 2009, respectively, and are included in due to affiliates on the consolidated balance sheets included in “Item 8. Financial Statements and Supplementary Data”. The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see itsreports filed with the Securities and Exchange Commission. Subsequent to December 31, 2010, the Partnership repaid advances and accrued interest of approximately $15,000.In addition, subsequent to December 31, 2010, AIMCO Properties, L.P. advanced the Partnership approximately $1,395,000 to fund refinance commitment fees at Hunters Glen Apartments IV, V and VI.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. The Partnership regularly evaluates the capital improvement needs of the properties. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2011. Such capital expenditures will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties. Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near term needs (exclusive of capital improvements) of the Partnership. On March 25, 2010, the Partnership refinanced the mortgage encumbering Twin Lake Towers Apartments. The refinancing resulted in the replacement of the existing mortgage loan, which at the time of refinancing had a principal balance of approximately $9,131,000, with a new mortgage loan in the principal amount of $27,000,000. The new loan bears interest at a rate of 5.49% per annum and requires monthly payments of principal and interest of approximately $153,000 beginning on May 1, 2010, through the April 1, 2020 maturity date.  The new mortgage loan has a balloon payment of approximately $22,331,000 due at maturity. The Partnership may prepay the mortgage at any time with 30 days written notice to the lender, subject to a prepayment penalty. The Partnership recorded a loss on the early extinguishment of debt of approximately $866,000, as a result of the write off of unamortized loan costs and the payment of a prepayment penalty of approximately $766,000. Total capitalized loan costs associated with the new mortgage were approximately $226,000 and are included in other assets on the consolidated balance sheets included in “Item 8. Financial Statements and Supplementary Data”.

The Partnership's mortgage indebtedness encumbering Hunters Glen Apartments IV, V and VI of approximately $68,566,000 matures in December 2015 with a one-year extension option and balloon payments of approximately $62,635,000 due at maturity. The Managing General Partner will attempt to refinance the mortgages encumbering Hunters Glen Apartments IV, V, VI and Twin Lake Towers Apartments and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing the properties through foreclosure.

The Partnership distributed the following amounts during the years ended December 31, 2010 and 2009 (in thousands except per unit data):

	Year Ended	Per Limited	Year Ended	Per Limited
	December 31,	Partnership	December 31,	Partnership
	2010	Unit	2009	Unit

Refinancing (1)	$ 3,900	$ 77.87	$ --	$ --
Operations	1,180	26.11	--	--
Total	$ 5,080	$103.98	$ --	$ --

(1)   Proceeds from the March 2010 refinancing of the mortgage encumbering Twin Lake Towers Apartments.

Future cash distributions will depend on the levels of cash generated from operations, the timing of debt maturities, property sales and/or refinancings. The Partnership’s cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit additional distributions to its partners during 2011 or subsequent periods.

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

Capitalized Costs Related to Redevelopment and Construction Projects

The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects. Costs including interest, property taxes and insurance associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress. Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.

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

Item 8.     Financial Statements and Supplementary Data

ANGELES PARTNERS XII

LIST OF FINANCIAL STATEMENTS

      Report of Independent Registered Public Accounting Firm

      Consolidated Balance Sheets - December 31, 2010 and 2009

Consolidated Statements of Operations - Years ended December 31, 2010 and 2009

Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2010 and 2009

Consolidated Statements of Cash Flows - Years ended December 31, 2010 and 2009

      Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Angeles Partners XII

We have audited the accompanying consolidated balance sheets of Angeles Partners XII as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2010. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Angeles Partners XII at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 25, 2011

                                ANGELES PARTNERS XII

                             CONSOLIDATED BALANCE SHEETS

                          (in thousands, except unit data)

	December 31,
	2010	2009
Assets
Cash and cash equivalents	$ 526	$ 301
Receivables and deposits	626	805
Restricted escrows (Note A)	726	--
Other assets	1,364	1,431
Investment properties (Notes B and E):
Land	6,468	6,468
Buildings and related personal property	88,396	87,551
	94,864	94,019
Less accumulated depreciation	(71,967)	(67,227)
	22,897	26,792
	$ 26,139	$ 29,329

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 376	$ 209
Tenant security deposit liabilities	356	377
Accrued property taxes	424	437
Other liabilities	1,025	747
Due to affiliates (Note D)	15	12,184
Mortgage notes payable (Note B)	95,325	78,822
	97,521	92,776

Partners' Deficit
General partners	(811)	(352)
Limited partners	(70,571)	(63,095)
	(71,382)	(63,447)
	$ 26,139	$ 29,329

See Accompanying Notes to Consolidated Financial Statements

                                ANGELES PARTNERS XII

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                        (in thousands, except per unit data)

	Years Ended
	December 31,
	2010	2009
Revenues:
Rental income	$ 14,276	$ 14,372
Other income	1,662	1,667
Total revenues	15,938	16,039

Expenses:
Operating	5,287	5,121
General and administrative	325	316
Depreciation	4,740	4,568
Interest	5,937	5,414
Property taxes	1,638	1,595
Loss on early extinguishment of debt (Note B)	866	--
Total expenses	18,793	17,014

Net loss (Note C)	$ (2,855)	$ (975)

Net loss allocated to general partners (1%)	$ (29)	$ (10)
Net loss allocated to limited partners (99%)	(2,826)	(965)

	$ (2,855)	$ (975)

Net loss per limited partnership unit	$ (63.20)	$ (21.58)

Distributions per limited partnership unit	$ 103.98	$ --

See Accompanying Notes to Consolidated Financial Statements

                                ANGELES PARTNERS XII

               CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

                          (in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partners

Partners

				Total

Original capital contributions	44,773	$ 1	$ 44,773	$ 44,774

Partners' deficit
at December 31, 2008	44,718	$ (342)	$(62,130)	$(62,472)

Net loss for the year ended
December 31, 2009	--	(10)	(965)	(975)

Partners' deficit at
December 31, 2009	44,718	(352)	(63,095)	(63,447)

Distributions to partners	--	(430)	(4,650)	(5,080)

Net loss for the year ended
December 31, 2010	--	(29)	(2,826)	(2,855)

Partners' deficit at
December 31, 2010	44,718	$ (811)	$(70,571)	$(71,382)

See Accompanying Notes to Consolidated Financial Statements

                                ANGELES PARTNERS XII

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (in thousands)

	Years Ended
	December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$ (2,855)	$ (975)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation	4,740	4,568
Amortization of loan costs	215	222
Loss on early extinguishment of debt	866	--
Change in accounts:
Receivables and deposits	179	(108)
Other assets	(22)	50
Accounts payable	123	23
Tenant security deposit liabilities	(21)	(93)
Accrued property taxes	(13)	17
Other liabilities	278	77
Due to affiliates	(573)	207
Net cash provided by operating activities	2,917	3,988

Cash flows from investing activities:
Net deposits to restricted escrows	(726)	--
Property improvements and replacements	(801)	(4,840)
Net cash used in investing activities	(1,527)	(4,840)

Cash flows from financing activities:
Payments on mortgage notes payable	(1,366)	(1,377)
Repayment of mortgage note payable	(9,131)	--
Proceeds from mortgage note payable	27,000	--
Prepayment penalty paid	(766)	--
Loan costs paid	(226)	--
Advances from affiliate	687	2,825
Repayment of advances from affiliate	(12,283)	(608)
Distributions to partners	(5,080)	--
Net cash (used in) provided by financing activities	(1,165)	840

Net increase (decrease) in cash and cash equivalents	225	(12)
Cash and cash equivalents at beginning of year	301	313

Cash and cash equivalents at end of year	$ 526	$ 301

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 6,213	$ 4,570

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 93	$ 49

Included in property improvements and replacements for the year ended December 31, 2009 are approximately $1,769,000 of property improvements and replacements, which were included in accounts payable at December 31, 2008.

See Accompanying Notes to Consolidated Financial Statements

                                ANGELES PARTNERS XII

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  December 31, 2010

Note A - Organization and Summary of Significant Accounting Policies

Organization: Angeles Partners XII (the "Partnership" or "Registrant") is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act pursuant to the amended Certificate and Agreement of Limited Partnership (herein referred to as the "Partnership Agreement") dated May 26, 1983.  The Partnership's managing general partner is Angeles Realty Corporation II ("ARC II" or the "Managing General Partner"), a California corporation. The Managing General Partner is a wholly-owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The non-managing general partner (the “Non-Managing General Partner”) is AIMCO Properties, L.P., a wholly owned subsidiary of AIMCO.  The Managing General Partner and the Non-Managing General Partner are herein collectively referred to as the "General Partners". The Partnership Agreement provides that the Partnership is to terminate on December 31, 2035, unless terminated prior to such date. As of December 31, 2010, the Partnership operates four residential properties in or near major urban areas in the United States.

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

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $268,000 and $126,000 at December 31, 2010 and 2009, respectively, that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged the unit and is current on rental payments.

Restricted Escrows: In connection with the March 2010 refinancing of the mortgage encumbering Twin Lake Towers Apartments, the Partnership was required to establish repair and real estate tax escrows for the property. In addition, the Partnership was required to establish a replacement reserve account for the property. The balance in the escrow accounts at December 31, 2010 was approximately $726,000.

Deferred Costs: Loan costs of approximately $2,379,000 and $2,458,000 at December 31, 2010 and 2009, respectively, less accumulated amortization of approximately $1,222,000 and $1,212,000 at December 31, 2010 and 2009, respectively, are included in other assets on the consolidated balance sheets. The loan costs are amortized over the terms of the related loan agreements. Amortization expense for 2010 and 2009 was approximately $215,000 and $222,000, respectively, and is included in interest expense. Amortization expense is expected to be approximately $213,000 for each of the years 2011 through 2014 and approximately $208,000 for 2015.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts are deferred and amortized over the terms of the related leases.  Amortization of these costs is included in operating expenses.

Investment Properties: Investment properties consist of four apartment complexes and are stated at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable. The Partnership capitalizes costs incurred in connection with capital additions activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components. Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital additions activities at the property level.  The Partnership capitalizes interest, property taxes and insurance during periods in which redevelopment and construction projects are in progress. During the years ended December 31, 2010 and 2009, the Partnership capitalized construction period interest of approximately $2,000 and $86,000, respectively, construction period real estate taxes of approximately $1,000 and $7,000, respectively, and construction period insurance of less than $1,000 and approximately $2,000, respectively. Capitalized costs are depreciated over the estimated useful life of the asset. The Partnership charges to expense as incurred costs that do not relate to capital additions activities, including ordinary repairs, maintenance and resident turnover costs.

If events or circumstances indicate that the carrying amount of a property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the estimated aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property. No adjustments for impairment of value were necessary for the years ending December 31, 2010 and 2009.

Segment Reporting: Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 280-10, “Segment Reporting”, established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. ASC Topic 280-10 also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in ASC Topic 280-10, the Partnership has only one reportable segment.

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

Fair Value of Financial Instruments: ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for mortgage notes payable) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its mortgage notes payable by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, mortgage notes payable.  At December 31, 2010, the fair value of the Partnership's mortgage notes payable at the Partnership's incremental borrowing rate approximated its carrying value.

Advertising Costs: The Partnership expenses the costs of advertising as incurred.  Advertising costs of approximately $138,000 and $191,000 for the years ended December 31, 2010 and 2009, respectively, are included in operating expense.

Note B – Mortgage Notes Payable

The principal terms of mortgage notes payable are as follows:

	Principal Balance At December 31,		Monthly			Principal
			Payment	Stated		Balance
			Including	Interest	Maturity	Due At

Property

	2010	2009	Interest	Rate	Date	Maturity
	(in thousands)	(in thousands)				(in thousands)

Hunters Glen Apts IV
1st mortgage	$10,401	$10,578	$ 64	5.51%	12/2015	$ 9,374
2nd mortgage	5,119	5,204	32	5.63%	12/2015	4,622
3rd mortgage	4,344	4,409	27	5.84%	12/2015	3,959
Hunters Glen Apts V
1st mortgage	12,246	12,391	89	7.39%	12/2015	11,357
2nd mortgage	6,385	6,491	39	5.63%	12/2015	5,765
3rd mortgage	5,233	5,312	32	5.84%	12/2015	4,771
Hunters Glen Apts VI
1st mortgage	12,746	12,897	93	7.39%	12/2015	11,821
2nd mortgage	6,645	6,756	41	5.63%	12/2015	6,001
3rd mortgage	5,447	5,529	34	5.84%	12/2015	4,965
Twin Lake Towers Apts
1st mortgage	26,759	9,255	153	5.49%	04/2020	22,331
	$95,325	$78,822	$604			$84,966

On March 25, 2010, the Partnership refinanced the mortgage encumbering Twin Lake Towers Apartments. The refinancing resulted in the replacement of the existing mortgage loan, which at the time of refinancing had a principal balance of approximately $9,131,000, with a new mortgage loan in the principal amount of $27,000,000. The new loan bears interest at a rate of 5.49% per annum and requires monthly payments of principal and interest of approximately $153,000 beginning on May 1, 2010, through the April 1, 2020 maturity date.  The new mortgage loan has a balloon payment of approximately $22,331,000 due at maturity. The Partnership may prepay the mortgage at any time with 30 days written notice to the lender, subject to a prepayment penalty. The Partnership recorded a loss on the early extinguishment of debt of approximately $866,000, as a result of the write off of unamortized loan costs and the payment of a prepayment penalty of approximately $766,000. Total capitalized loan costs associated with the new mortgage were approximately $226,000 and are included in other assets.

The mortgage notes payable are fixed rate mortgages that are non-recourse and are secured by a pledge of the Partnership’s investment properties and by a pledge of revenues from the respective investment properties. Certain of the notes include prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 2010, are as follows (in thousands):

2011	$ 1,444
2012	1,524
2013	1,629
2014	1,730
2015	64,353
Thereafter	24,645
$95,325

Note C - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes.  Accordingly, taxable income or loss of the Partnership is reported in the income tax returns of its partners and no provision for income taxes is made in the consolidated financial statements of the Partnership.

The following is a reconciliation of reported net loss and Federal taxable (loss) income (in thousands, except per unit data):

	2010	2009

Net loss as reported	$(2,855)	$ (975)
Add (deduct):
Depreciation differences	341	(217)
Unearned income	15	(44)
Other	23	(11)
Federal taxable loss	$(2,476)	$(1,247)
Federal taxable income per limited
partnership unit	$(54.81)	$ 13.20 (1)

(1)   For 2009 allocations under the Internal Revenue Code section 704(b) result in the limited partners being allocated a non-pro rata amount of taxable income.

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

	2010	2009
Net liabilities	$(71,382)	$(63,447)
Land and buildings	4,412	4,259
Accumulated depreciation	(2,773)	(3,114)
Syndication and distribution costs	6,093	6,093
Other	209	323

Net liabilities - Federal tax basis	$(63,441)	$(55,886)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $787,000 and $794,000 for the years ended December 31, 2010 and 2009, respectively, which are included in operating expenses.

The Partnership Agreement provides for a fee equal to 7.5% of "net cash from operations", as defined in the Partnership Agreement to be paid to the Managing General Partner for executive and administrative management services. One half of this fee is to be accrued and not paid unless the limited partners have received distributions equal to a 5% cumulative annual return on their adjusted capital investment as defined in the Partnership Agreement or there are net proceeds from the sale or refinancing of a property. During the year ended December 31, 2010, the Managing General Partner earned a fee of approximately $2,000. No fee was earned during the year ended December 31, 2009. At December 31, 2010, approximately $2,000 of such fees were owed to the Managing General Partner, which is included in other liabilities. There were no such fees owed to the Managing General Partner at December 31, 2009.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $158,000 and $352,000 for the years ended December 31, 2010 and 2009, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the years ended December 31, 2010 and 2009 are construction management services for certain capital improvement expenditures (not related to the redevelopment project) provided by an affiliate of the Managing General Partner of approximately $26,000 and $56,000, respectively. In connection with a redevelopment project completed in 2009 at Twin Lake Towers Apartments, an affiliate of the Managing General Partner received a redevelopment supervision fee of 4% of the actual redevelopment costs incurred. The Partnership was charged approximately $166,000 in redevelopment supervision fees during the year ended December 31, 2009, which are included in investment properties.

During the year ended December 31, 2010, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $687,000 to fund a refinance commitment fee at Twin Lake Towers Apartments and real estate taxes at Hunters Glen Apartments IV, V and VI.  During the year ended December 31, 2009, AIMCO Properties, L.P. advanced the Partnership approximately $695,000 to fund operations at Hunters Glen Apartments IV, V and VI and Twin Lake Towers Apartments and approximately $2,130,000 to fund redevelopment costs at Twin Lake Towers Apartments.  AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership range from a market rate to prime plus 2.00%.  Affiliates of the Managing General Partner review the applicable market rate for the Partnership quarterly. The interest rate on the outstanding advances at December 31, 2010 was 3.25%. Interest expense was approximately $94,000 and $390,000 for the years ended December 31, 2010 and 2009, respectively.  During the years ended December 31, 2010 and 2009, the Partnership repaid advances and accrued interest of approximately $12,950,000 and $650,000, respectively. Total advances and accrued interest of approximately $15,000 and $12,184,000 were unpaid at December 31, 2010 and 2009, respectively, and are included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see itsreports filed with the Securities and Exchange Commission. Subsequent to December 31, 2010, the Partnership repaid advances and accrued interest of approximately $15,000. In addition,subsequent to December 31, 2010, AIMCO Properties, L.P. advanced the Partnership approximately $1,395,000 to fund refinance commitment fees at Hunters Glen Apartments IV, V and VI.

Pursuant to the Partnership Agreement, the Managing General Partner is entitled to receive a distribution equal to 3% of the aggregate disposition price of sold properties. The Partnership paid a distribution of $186,000 to the Managing General Partner related to the sale of Cooper Point Plaza in 1999. During 2001, the Partnership paid distributions of approximately $85,000 and $375,000 related to the sales of Briarwood and Gateway Gardens Apartments, respectively. These distributions are subordinate to the limited partners receiving their original capital contributions plus a cumulative preferred return of 6% per annum of their adjusted capital investment, as defined in the Partnership Agreement. This return was met in conjunction with the distributions paid to the partners during the year ended December 31, 2010. Accordingly, the Managing General Partner is entitled to keep these amounts.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability, and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2010 and 2009, the Partnership was charged by AIMCO and its affiliates approximately $252,000 and $197,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 33,750 limited partnership units (the "Units") in the Partnership representing 75.47% of the outstanding Units at December 31, 2010.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 75.47% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note E - Investment Properties and Accumulated Depreciation

		Initial Cost
		To Partnership
		(in thousands)

			Buildings	Cost
			and Related	Capitalized
			Personal	Subsequent
Description	Encumbrances	Land	Property	to Acquisition
(in thousands)				(in thousands)
Investment Properties
Hunters Glen Apts IV	$19,864	$ 1,552	$ 8,324	$ 6,692
Hunters Glen Apts V	23,864	1,820	9,759	7,170
Hunters Glen Apts VI	24,838	1,981	10,620	8,060
Twin Lake Towers Apts	26,759	1,115	12,806	24,965
Totals	$95,325	$ 6,468	$41,509	$46,887

	Gross Amount At Which Carried
	At December 31, 2010
	(in thousands)
		Buildings
		And
		Related
		Personal		Accumulated	Date	Depreciable
Description	Land	Property	Total	Depreciation	Acquired	Life
			(in thousands)
Hunters Glen Apts IV	$1,552	$15,016	$16,568	$13,706	01/31/85	5-30 yrs
Hunters Glen Apts V	1,820	16,929	18,749	15,566	01/31/85	5-40 yrs
Hunters Glen Apts VI	1,981	18,680	20,661	17,137	01/31/85	5-40 yrs
Twin Lake Towers Apts	1,115	37,771	38,886	25,558	03/30/84	5-30 yrs
Totals	$6,468	$88,396	$94,864	$71,967

Reconciliation of "Investment Properties and Accumulated Depreciation":

	Years Ended December 31,
	2010	2009
	(in thousands)
Investment Properties
Balance at beginning of year	$ 94,019	$ 90,899
Property improvements	879	3,120
Disposal of assets	(34)	--
Balance at end of year	$ 94,864	$ 94,019

Accumulated Depreciation
Balance at beginning of year	$ 67,227	$ 62,659
Additions charged to expense	4,740	4,568
Balance at end of year	$ 71,967	$ 67,227

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2010 and 2009 is approximately $99,276,000 and $98,278,000, respectively.  The accumulated depreciation for Federal income tax purposes as of December 31, 2010 and 2009 is approximately $74,740,000 and $70,341,000, respectively.

Note F – Distributions

The Partnership distributed the following amounts during the years ended December 31, 2010 and 2009 (in thousands except per unit data):

	Year Ended	Per Limited	Year Ended	Per Limited
	December 31,	Partnership	December 31,	Partnership
	2010	Unit	2009	Unit

Refinancing (1)	$ 3,900	$ 77.87	$ --	$ --
Operations	1,180	26.11	--	--
Total	$ 5,080	$103.98	$ --	$ --

(1)            Proceeds from the March 2010 refinancing of the mortgage encumbering Twin Lake Towers Apartments.

Note G - Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts were dismissed. During the fourth quarter of 2008, the Partnership paid approximately $39,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties. uring January 2011, the parties reached an agreement to settle the remaining “on-call claims” and the plaintiffs’ attorneys’ fees. The Partnership will be required to pay an additional amount of approximately $4,000 for settlement amounts to employees who worked at the Partnership’s investment properties for requiring the employees to respond to on-call emergencies and approximately $47,000 for plaintiffs’ attorneys’ fees.  These settlement amounts and attorneys’ fees totaling approximately $51,000 have been accrued as of December 31, 2010.  These settlements resolve the case in its entirety.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain potentially hazardous materials  present on a property, including lead-based paint, asbestos, polychlorinated biphenyls, petroleum-based fuels, and other miscellaneous materials. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of such materials. The presence of, or the failure to manage or remedy properly, these materials may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the improper management of these materials on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of these materials through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of these materials is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its properties, the Partnership could potentially be responsible for environmental liabilities or costs associated with its properties.

ITEM 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2010.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2010, the Partnership’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

(b)   Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Position

Steven D. Cordes	39	Director and Senior Vice President
John Bezzant	48	Director and Executive Vice President
Ernest M. Freedman	40	Executive Vice President and Chief Financial Officer
Lisa R. Cohn	42	Executive Vice President, General Counsel and Secretary
Paul Beldin	37	Senior Vice President and Chief Accounting Officer
Stephen B. Waters	49	Senior Director of Partnership Accounting

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

John Bezzant was appointed as a Director of the Managing General Partner effective December 16, 2009.  Mr. Bezzant was appointed Executive Vice President of the Managing General Partner and AIMCO in January 2011 and prior to that time was a Senior Vice President of the Managing General Partner and AIMCO since joining AIMCO in June 2006.  Prior to joining AIMCO, Mr. Bezzant spent over 20 years with Prologis, Inc. and Catellus Development Corporation in a variety of executive positions, including those with responsibility for transactions, fund management, asset management, leasing and operations.  Mr. Bezzant brings particular expertise to the Board in the areas of real estate finance, property operations, sales and development.

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

Item 11.    Executive Compensation

None of the directors and officers of the Managing General Partner received any remuneration from the Partnership during the years ended December 31, 2010 and 2009.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as noted below, no person or entity was known by the Partnership to be the beneficial owner of more than 5% of the Limited Partner Units (the “Units”) of the Partnership as of December 31, 2010.

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

The Partnership knows of no contractual arrangements, the operation of the terms of which may at a subsequent date result in a change in control of the Partnership, except for: Article 12.1 of the Partnership Agreement which provides that upon a vote of the Limited Partners holding more than 50% of the then outstanding Units the General Partners may be expelled from the Partnership upon 90 days written notice. In the event that successor general partners have been elected by Limited Partners holding more than 50% of the then outstanding Units and if said Limited Partners elect to continue the business of the Partnership, the Partnership is required to pay in cash to the expelled Managing General Partner an amount equal to the accrued and unpaid management fee described in Article 10 of the Partnership Agreement and to purchase the General Partners' interest in the Partnership on the effective date of the expulsion, which shall be an amount equal to the difference between (i) the balance of the General Partner's capital account and (ii) the fair market value of the share of Distributable Net Proceeds to which the General Partners would be entitled.  Such determination of the fair market value of the share of Distributable Net Proceeds is defined in Article 12.2(ii) of the Partnership Agreement.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $787,000 and $794,000 for the years ended December 31, 2010 and 2009, respectively, which are included in operating expenses on the consolidated statements of operations included in “Item 8. Financial Statements and Supplementary Data”.

The Partnership Agreement provides for a fee equal to 7.5% of "net cash from operations", as defined in the Partnership Agreement to be paid to the Managing General Partner for executive and administrative management services. One half of this fee is to be accrued and not paid unless the limited partners have received distributions equal to a 5% cumulative annual return on their adjusted capital investment as defined in the Partnership Agreement or there are net proceeds from the sale or refinancing of a property. During the year ended December 31, 2010, the Managing General Partner earned a fee of approximately $2,000. No fee was earned during the year ended December 31, 2009. At December 31, 2010, approximately $2,000 of such fees were owed to the Managing General Partner, which is included in other liabilities on the consolidated balance sheets included in “Item 8. Financial Statements and Supplementary Data”. There were no such fees owed to the Managing General Partner at December 31, 2009.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $158,000 and $352,000 for the years ended December 31, 2010 and 2009, respectively, which is included in general and administrative expenses and investment properties on the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”. The portion of these reimbursements included in investment properties for the years ended December 31, 2010 and 2009 are construction management services for certain capital improvement expenditures (not related to the redevelopment project) provided by an affiliate of the Managing General Partner of approximately $26,000 and $56,000, respectively. In connection with a redevelopment project completed in 2009 at Twin Lake Towers Apartments, an affiliate of the Managing General Partner received a redevelopment supervision fee of 4% of the actual redevelopment costs incurred.  The Partnership was charged approximately $166,000 in redevelopment supervision fees during the year ended December 31, 2009 which is included in investment properties on the consolidated balance sheets included in “Item 8. Financial Statements and Supplementary Data”.

During the year ended December 31, 2010, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $687,000 to fund a refinance commitment fee at Twin Lake Towers Apartments and real estate taxes at Hunters Glen Apartments IV, V and VI.  During the year ended December 31, 2009, AIMCO Properties, L.P. advanced the Partnership approximately $695,000 to fund operations at Hunters Glen Apartments IV, V and VI and Twin Lake Towers Apartments and approximately $2,130,000 to fund redevelopment costs at Twin Lake Towers Apartments.  AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership range from a market rate to prime plus 2.00%. Affiliates of the Managing General Partner review the applicable market rate for the Partnership quarterly. The interest rate on the outstanding advances at December 31, 2010 was 3.25%. Interest expense was approximately $94,000 and $390,000 for the years ended December 31, 2010 and 2009, respectively.  During the years ended December 31, 2010 and 2009, the Partnership repaid advances and accrued interest of approximately $12,950,000 and $650,000, respectively. Total advances and accrued interest of approximately $15,000 and $12,184,000 were unpaid at December 31, 2010 and 2009, respectively, and are included in due to affiliates on the consolidated balance sheets included in “Item 8. Financial Statements and Supplementary Data”. The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see itsreports filed with the Securities and Exchange Commission. Subsequent to December 31, 2010, the Partnership repaid advances and accrued interest of approximately $15,000.In addition, subsequent to December 31, 2010, AIMCO Properties, L.P. advanced the Partnership approximately $1,395,000 to fund refinance commitment fees at Hunters Glen Apartments IV, V and VI.

Pursuant to the Partnership Agreement, the Managing General Partner is entitled to receive a distribution equal to 3% of the aggregate disposition price of sold properties. The Partnership paid a distribution of $186,000 to the Managing General Partner related to the sale of Cooper Point Plaza in 1999. During 2001, the Partnership paid distributions of approximately $85,000 and $375,000 related to the sales of Briarwood and Gateway Gardens Apartments, respectively. These distributions are subordinate to the limited partners receiving their original capital contributions plus a cumulative preferred return of 6% per annum of their adjusted capital investment, as defined in the Partnership Agreement. This return was met in conjunction with the distributions paid to the partners during the year ended December 31, 2010. Accordingly, the Managing General Partner is entitled to keep these amounts.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability, and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2010 and 2009, the Partnership was charged by AIMCO and its affiliates approximately $252,000 and $197,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 33,750 Units in the Partnership representing 75.47% of the outstanding Units at December 31, 2010.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 75.47% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Neither of the Managing General Partner's directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Managing General Partner.

Item 14.    Principal Accounting Fees and Services

The Managing General Partner has reappointed Ernst & Young, LLP as independent auditors to audit the consolidated financial statements of the Partnership for 2011. The aggregate fees billed for services rendered by Ernst & Young, LLP for 2010 and 2009 are described below.

Audit Fees. Fees for audit services totaled approximately $61,000 and $59,000 for 2010 and 2009, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees. Fees for tax services totaled approximately $14,000 and $13,000 for 2010 and 2009, respectively.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)   The following consolidated financial statements of the Registrant are included in Item 8:

Consolidated Balance Sheets at December 31, 2010 and 2009.

Consolidated Statements of Operations for the years ended December 31, 2010 and 2009.

Consolidated Statements of Changes in Partners' Deficit for the years ended December 31, 2010 and 2009.

Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009.

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

Date: March 25, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/John Bezzant	Director and Executive	Date: March 25, 2011
John Bezzant	Vice President

/s/ Steven D. Cordes	Director and Senior	Date: March 25, 2011
Steven D. Cordes	Vice President

/s/Stephen B. Waters	Senior Director of Partnership	Date: March 25, 2011
Stephen B. Waters	Accounting

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