Form 10-Q
period 2011-03-31
ANGELES PARTNERS XII
filed 2011-05-12
CIK 720392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to _________

Commission file number 0-13309

ANGELES PARTNERS XII, LP

(Exact name of registrant as specified in its charter)

Delaware	95-3903623
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

55 Beattie Place, P.O. Box 1089

Greenville, South Carolina  29602

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

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

ANGELES PARTNERS XII, LP

CONSOLIDATED BALANCE SHEETS

 (in thousands)

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 359	$ 526
Receivables and deposits	2,010	626
Restricted escrows	790	726
Other assets	1,510	1,364
Investment properties:
Land	6,468	6,468
Buildings and related personal property	88,578	88,396
	95,046	94,864
Less accumulated depreciation	(73,094)	(71,967)
	21,952	22,897
	$ 26,621	$ 26,139

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 427	$ 376
Tenant security deposit liabilities	372	356
Accrued property taxes	494	424
Other liabilities	870	1,025
Due to affiliates (Note B)	1,432	15
Mortgage notes payable (Note C)	94,960	95,325
	98,555	97,521

Partners' Deficit
General partners	(817)	(811)
Limited partners	(71,117)	(70,571)
	(71,934)	(71,382)
	$ 26,621	$ 26,139

Note: The consolidated balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS XII, LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2011	2010
Revenues:
Rental income	$ 3,531	$ 3,573
Other income	426	417
Total revenues	3,957	3,990

Expenses:
Operating	1,409	1,274
General and administrative	86	77
Depreciation	1,127	1,219
Interest	1,504	1,367
Property taxes	383	422
Loss on early extinguishment of debt (Note C)	--	866
Total expenses	4,509	5,225

Net loss	$ (552)	$ (1,235)

Net loss allocated to general partners (1%)	$ (6)	$ (12)
Net loss allocated to limited partners (99%)	(546)	(1,223)

	$ (552)	$ (1,235)

Net loss per limited partnership unit	$ (12.21)	$ (27.35)

Distribution per limited partnership unit	$ --	$ 77.87

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS XII, LP

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partners

Partners

				Total

Original capital contributions	44,773	$ 1	$ 44,773	$ 44,774

Partners' deficit at
December 31, 2010	44,718	$ (811)	$(70,571)	$(71,382)

Net loss for the three months
ended March 31, 2011	--	(6)	(546)	(552)

Partners' deficit at
March 31, 2011	44,718	$ (817)	$(71,117)	$(71,934)

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS XII, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$ (552)	$ (1,235)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	1,127	1,219
Amortization of loan costs	53	55
Loss on early extinguishment of debt	--	866
Change in accounts:
Receivables and deposits	(32)	58
Other assets	(199)	(160)
Accounts payable	115	172
Tenant security deposit liabilities	16	(4)
Accrued property taxes	70	110
Other liabilities	(155)	12
Due to affiliates	37	(480)
Net cash provided by operating activities	480	613

Cash flows from investing activities:
Net deposits to restricted escrows	(64)	(773)
Property improvements and replacements	(246)	(169)
Net cash used in investing activities	(310)	(942)

Cash flows from financing activities:
Payments on mortgage notes payable	(365)	(380)
Repayment of mortgage note payable	--	(9,131)
Proceeds from mortgage note payable	--	27,000
Prepayment penalty paid	--	(766)
Loan costs paid	--	(206)
Advances from affiliate	1,395	540
Repayment of advances from affiliate	(15)	(12,151)
Mortgage refinancing commitment fee	(1,352)	--
Distribution to partners	--	(3,900)
Net cash (used in) provided by financing activities	(337)	1,006

Net (decrease) increase in cash and cash equivalents	(167)	677
Cash and cash equivalents at beginning of period	526	301

Cash and cash equivalents at end of period	$ 359	$ 978

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 1,446	$ 1,922

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 29	$ 23

Included in property improvements and replacements for the three months ended March 31, 2011 and 2010 are approximately $93,000 and $49,000 of property improvements and replacements, which were included in accounts payable at December 31, 2010 and 2009, respectively.

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS XII, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Partners XII (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of Angeles Realty Corporation II (the "Managing General Partner"), all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

Organization: On November 24, 2010, the Partnership changed its domicile from California to Delaware by merging with and into Angeles Partners XII, LP, a Delaware limited partnership, with the Delaware partnership as the surviving entity in the merger. The merger was undertaken pursuant to an Agreement and Plan of Merger, dated as of November 24, 2010, by and between the California partnership and the Delaware partnership. All references herein to the Partnership shall mean Angeles Partners XII, a California limited partnership, for all periods prior to November 24, 2010 and Angeles Partners XII, LP, a Delaware limited partnership, for all periods from and after November 24, 2010.

Under the merger agreement, each unit of limited partnership interest in the California partnership was converted into an identical unit of limited partnership interest in the Delaware partnership and the general partnership interest in the California partnership previously held by the general partner was converted into a general partnership interest in the Delaware partnership. All interests in the Delaware partnership outstanding immediately prior to the merger were cancelled in the merger.

The voting and other rights of the limited partners provided for in the partnership agreement were not changed as a result of the merger. In the merger, the partnership agreement of the California partnership was adopted as the partnership agreement of the Delaware partnership, with the following changes: (i) references therein to the California Uniform Limited Partnership Act were amended to refer to the Delaware Revised Uniform Limited Partnership Act; (ii) a description of the merger was added; (iii) the name of the partnership was changed to “Angeles Partners XII, LP” and (iv) a provision was added that gives the managing general partner authority to establish different designated series of limited partnership interests that have separate rights with respect to specified partnership property, and profits and losses associated with such specified property.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $195,000 and $198,000 for the three months ended March 31, 2011 and 2010, respectively, which are included in operating expenses.

The Partnership Agreement provides for a fee equal to 7.5% of "net cash from operations", as defined in the Partnership Agreement, to be paid to the Managing General Partner for executive and administrative management services.   One half of this fee is to be accrued and not paid unless the limited partners have received distributions equal to a 5% cumulative annual return on their adjusted capital investment as defined in the Partnership Agreement or there are net proceeds from the sale or refinancing of a property.  No fee was earned or accrued for the three months ended March 31, 2011 and 2010. At December 31, 2010, approximately $2,000 of such fees were owed to the Managing General Partner, which were included in other liabilities. This amount was paid to the Managing General Partner during the three months ended March 31, 2011.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $41,000 and $42,000 for the three months ended March 31, 2011 and 2010, respectively, which is included in general and administrative expenses and investment properties.  The portion of these reimbursements included in investment properties for the three months ended March 31, 2011 and 2010 are construction management services provided by an affiliate of the Managing General Partner of approximately $10,000 and $7,000, respectively. At March 31, 2011, approximately $31,000 of such reimbursements remain unpaid and are included in due to affiliates. No such amounts were owed at December 31, 2010.

During the three months ended March 31, 2011, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $43,000 to fund real estate taxes at Hunters Glen Apartments VI and approximately $1,352,000 to fund a refinance commitment fee for Hunters Glen Apartments IV, V and VI.  During the three months ended March 31, 2010, AIMCO Properties, L.P. advanced the Partnership approximately $540,000 to fund a refinance commitment fee at Twin Lake Towers Apartments. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement.  The interest rate charged on the outstanding advances made to the Partnership is the prime rate (3.25% at March 31, 2011).  Affiliates of the Managing General Partner review the applicable market rate for the Partnership quarterly. Interest expense was approximately $6,000 and $93,000 for the three months ended March 31, 2011 and 2010, respectively.  During the three months ended March 31, 2011 and 2010, the Partnership repaid advances and accrued interest of approximately $15,000 and $12,817,000, respectively.  Total advances and accrued interest of approximately $1,401,000 and $15,000 were unpaid at March 31, 2011 and December 31, 2010, respectively, and are included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to March 31, 2011, AIMCO Properties, L.P. advanced the Partnership approximately $9,397,000 in connection with the refinancing of the mortgages encumbering Hunters Glen Apartments IV, V and VI.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the three months ended March 31, 2011, the Partnership was charged by AIMCO and its affiliates approximately $123,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2011 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $252,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2010.

Note C – Mortgage Financing

On March 25, 2010, the Partnership refinanced the mortgage encumbering Twin Lake Towers Apartments. The refinancing resulted in the replacement of the existing mortgage loan, which at the time of refinancing had a principal balance of approximately $9,131,000, with a new mortgage loan in the principal amount of $27,000,000. The new loan bears interest at a rate of 5.49% per annum and requires monthly payments of principal and interest of approximately $153,000 beginning on May 1, 2010, through the April 1, 2020 maturity date.  The new mortgage loan has a balloon payment of approximately $22,331,000 due at maturity. The Partnership may prepay the mortgage at any time with 30 days written notice to the lender, subject to a prepayment penalty. The Partnership recorded a loss on the early extinguishment of debt of approximately $866,000, as a result of the write off of unamortized loan costs and the payment of a prepayment penalty of approximately $766,000. Total capitalized loan costs associated with the new mortgage were approximately $225,000, approximately $206,000 of which were capitalized during the three months ended March 31, 2010, and are included in other assets.

Note D – Fair Value of Financial Instruments

Financial Accounting Standards Board Accounting Standards Codification Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for mortgage notes payable) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its mortgage notes payable by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, mortgage notes payable.  At March 31, 2011, the fair value of the Partnership's mortgage notes payable at the Partnership's incremental borrowing rate approximated its carrying value.

Note E – Distribution

The Partnership distributed the following amounts during the three months ended March 31, 2011 and 2010 (in thousands except per unit data):

	Three Months		Three Months
	Ended	Per Limited	Ended	Per Limited

	March 31,	Partnership	March 31,	Partnership
	2011	Unit	2010	Unit

Refinancing (1)	$ --	$ --	$ 3,900	$ 77.87

(1)   Proceeds from the March 2010 refinancing of the mortgage encumbering Twin Lake Towers Apartments.

Note F – Contingencies

The Partnership is unaware of any pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

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

Note G – Subsequent Event

On May 2, 2011, the Partnership refinanced the mortgage debt encumbering Hunters Glen Apartments IV, V and VI. The refinancing replaced the existing mortgage loans, which at the time of refinancing had an aggregate principal balance of approximately $68,211,000, with a new mortgage loan in the principal amount of $66,713,000. The new loan bears interest at a rate of 5.47% per annum and requires monthly payments of principal and interest of approximately $378,000 beginning on July 1, 2011, through the June 1, 2021 maturity date.  The new mortgage loan has a balloon payment of approximately $55,145,000 due at maturity. The Partnership may prepay the mortgage at any time with 30 days written notice to the lender, subject to a prepayment penalty.

In connection with the refinancing, the Partnership received an advance of approximately $9,397,000 from AIMCO Properties, L.P.  These loan proceeds were then used to pay in full the existing mortgage debt encumbering Hunters Glen Apartments IV, V and VI, prepayment penalties of approximately $5,606,000, a deposit into a repair escrow and other loan closing costs.  This advance is unsecured and bears interest at the prime rate.

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

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2011 and 2010:

	Average Occupancy
Property	2011	2010

Hunters Glen Apartments – IV	95%	96%
Plainsboro, New Jersey
Hunters Glen Apartments – V	96%	95%
Plainsboro, New Jersey
Hunters Glen Apartments – VI	94%	96%
Plainsboro, New Jersey
Twin Lake Towers Apartments	98%	96%
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

Results of Operations

The Partnership recognized net losses of approximately $552,000 and $1,235,000 for the three months ended March 31, 2011 and 2010, respectively.  The decrease in net loss is due to a decrease in total expenses, partially offset by a decrease in total revenues.  Total expenses decreased due to decreases in depreciation and property tax expenses and the recognition of a loss on early extinguishment of debt as a result of the refinancing of the mortgage encumbering Twin Lake Towers Apartments in 2010, partially offset by increases in operating and interest expenses.  General and administrative expense remained relatively constant for the comparable periods.  Depreciation expense decreased primarily due to assets placed into service in previous years at Hunters Glen Apartments IV, V and VI becoming fully depreciated in 2010. Property tax expense decreased primarily due to a decrease in the assessed value of Twin Lake Towers Apartments.  Interest expense increased primarily due to a higher debt balance as a result of the March 2010 refinancing of the mortgage encumbering Twin Lake Towers Apartments.  Operating expense increased primarily due to increases in snow removal costs at Hunters Glen Apartments IV, V and VI.

Included in general and administrative expenses for the three months ended March 31, 2011 and 2010 are a New Jersey tax based upon the number of resident and non-resident limited partners, reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies, and the annual audit required by the Partnership Agreement.

Total revenues decreased primarily due to a decrease in rental income. Other income remained relatively constant for the comparable periods. Rental income decreased primarily due to decreases in the average rental rates at all four investment properties and occupancy at Hunters Glen Apartments IV and VI, partially offset by an increase in occupancy at Hunters Glen Apartments V and Twin Lake Towers Apartments.

Liquidity and Capital Resources

At March 31, 2011, the Partnership had cash and cash equivalents of approximately $359,000, compared with approximately $526,000 at December 31, 2010.  Cash and cash equivalents decreased approximately $167,000 due to approximately $337,000 and $310,000 of cash used in financing and investing activities, respectively, partially offset by approximately $480,000 of cash provided by operating activities.  Cash used in financing activities consisted of the payment of a refinance commitment fee, principal payments made on the mortgages encumbering the Partnership’s investment properties and repayment of advances from AIMCO Properties, L.P., partially offset by advances received from AIMCO Properties, L.P. Cash used in investing activities consisted of net deposits to restricted escrows and property improvements and replacements.

During the three months ended March 31, 2011, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $43,000 to fund real estate taxes at Hunters Glen Apartments VI and approximately $1,352,000 to fund a refinance commitment fee for Hunters Glen Apartments IV, V and VI. During the three months ended March 31, 2010, AIMCO Properties, L.P. advanced the Partnership approximately $540,000 to fund a refinance commitment fee at Twin Lake Towers Apartments. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rate charged on the outstanding advances made to the Partnership is the prime rate (3.25% at March 31, 2011).  Affiliates of the Managing General Partner review the applicable market rate for the Partnership quarterly. Interest expense was approximately $6,000 and $93,000 for the three months ended March 31, 2011 and 2010, respectively.  During the three months ended March 31, 2011 and 2010, the Partnership repaid advances and accrued interest of approximately $15,000 and $12,817,000, respectively.  Total advances and accrued interest of approximately $1,401,000 and $15,000 were unpaid at March 31, 2011 and December 31, 2010, respectively, and are included in due to affiliates.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to March 31, 2011, AIMCO Properties, L.P. advanced the Partnership approximately $9,397,000 in connection with the refinancing of the mortgages encumbering Hunters Glen Apartments IV, V and VI.

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

Hunters Glen Apartments IV

During the three months ended March 31, 2011, the Partnership completed approximately $52,000 of capital improvements at the property, consisting primarily of HVAC upgrades and water heater and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2011. Such capital improvements will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Hunters Glen Apartments V

During the three months ended March 31, 2011, the Partnership completed approximately $35,000 of capital improvements at the property, consisting primarily of water heater and floor covering replacements.  These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2011. Such capital improvements will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Hunters Glen Apartments VI

During the three months ended March 31, 2011, the Partnership completed approximately $76,000 of capital improvements at the property, consisting primarily of HVAC upgrades and water heater and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2011. Such capital improvements will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Twin Lake Towers Apartments

During the three months ended March 31, 2011, the Partnership completed approximately $19,000 of capital improvements at the property, consisting primarily of floor covering replacement. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2011. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected, at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near term needs (exclusive of capital improvements and repayment of amounts due to affiliates) of the Partnership. On March 25, 2010, the Partnership refinanced the mortgage encumbering Twin Lake Towers Apartments. The refinancing resulted in the replacement of the existing mortgage loan, which at the time of refinancing had a principal balance of approximately $9,131,000, with a new mortgage loan in the principal amount of $27,000,000. The new loan bears interest at a rate of 5.49% per annum and requires monthly payments of principal and interest of approximately $153,000 beginning on May 1, 2010, through the April 1, 2020 maturity date.  The new mortgage loan has a balloon payment of approximately $22,331,000 due at maturity. The Partnership may prepay the mortgage at any time with 30 days written notice to the lender, subject to a prepayment penalty. The Partnership recorded a loss on the early extinguishment of debt of approximately $866,000, as a result of the write off of unamortized loan costs and the payment of a prepayment penalty of approximately $766,000. Total capitalized loan costs associated with the new mortgage were approximately $225,000, approximately $206,000 of which were capitalized during the three months ended March 31, 2010, and are included in other assets.

On May 2, 2011, the Partnership refinanced the mortgage debt encumbering Hunters Glen Apartments IV, V and VI. The refinancing replaced the existing mortgage loans, which at the time of refinancing had an aggregate principal balance of approximately $68,211,000, with a new mortgage loan in the principal amount of $66,713,000. The new loan bears interest at a rate of 5.47% per annum and requires monthly payments of principal and interest of approximately $378,000 beginning on July 1, 2011, through the June 1, 2021 maturity date.  The new mortgage loan has a balloon payment of approximately $55,145,000 due at maturity. The Partnership may prepay the mortgage at any time with 30 days written notice to the lender, subject to a prepayment penalty.

In connection with the refinancing, the Partnership received an advance of approximately $9,397,000 from AIMCO Properties, L.P.  These loan proceeds were then used to pay in full the existing mortgage debt encumbering Hunters Glen Apartments IV, V and VI, prepayment penalties of approximately $5,606,000, a deposit into a repair escrow and other loan closing costs.  This advance is unsecured and bears interest at the prime interest rate.

The Managing General Partner will attempt to refinance the mortgages encumbering the properties and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing the properties through foreclosure.

The Partnership distributed the following amounts during the three months ended March 31, 2011 and 2010 (in thousands except per unit data):

	Three Months		Three Months
	Ended	Per Limited	Ended	Per Limited

	March 31,	Partnership	March 31,	Partnership
	2011	Unit	2010	Unit

Refinancing (1)	$ --	$ --	$ 3,900	$ 77.87

(1)   Proceeds from the March 2010 refinancing of the mortgage encumbering Twin Lake Towers Apartments.

Future cash distributions will depend on the level of cash generated from operations, the timing of debt maturities, refinancings, and/or property sales. The Partnership’s cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at March 31, 2011, there can be no assurance that the Partnership will generate sufficient funds from operations after planned capital improvement expenditures to permit any distributions to its partners during 2011 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 33,750 limited partnership units (the "Units") in the Partnership representing 75.47% of the outstanding Units at March 31, 2011.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 75.47% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

ANGELES PARTNERS XII, LP
(A Delaware Limited Partnership)

By: Angeles Realty Corporation II
Managing General Partner

Date: May 12, 2011	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: May 12, 2011	By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director of Partnership Accounting

ANGELES PARTNERS XII

EXHIBIT INDEX

Exhibit          Description of Exhibit

  3.1            Amended Certificate and Agreement of Limited Partnership dated May 26, 1983 filed in Form S-11 dated June 2, 1983 and is incorporated herein by reference.

3.2            Amendment to the Amended Certificate and Agreement of Limited Partnership Agreement, dated October 22, 2007. (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2007)

3.3            Second Amendment to the Amended Certificate and Agreement of Limited Partnership of Angeles Partners XII, dated November 24, 2010. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 24, 2010.

3.4            Third Amendment to the Amended Certificate and Agreement of Limited Partnership of Angeles Partners XII, LP, dated November 24, 2010. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 24, 2010.

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

10.43          Multifamily Note – CME, dated May 2, 2011, between Hunters Glen AP XII Limited Partnership, a South Carolina limited partnership, and Keycorp Real Estate Capital Markets, Inc., and Ohio Corporation. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 2, 2011.

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