Form 10-Q
period 2011-06-30
ANGELES PARTNERS XII
filed 2011-08-12
CIK 720392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

ANGELES PARTNERS XII

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)

	June 30, 2011	December 31, 2010
Assets
Cash and cash equivalents	$ 1,153	$ 526
Receivables and deposits	634	626
Restricted escrows	1,568	726
Other assets	1,054	1,364
Investment properties:
Land	6,468	6,468
Buildings and related personal property	75,906	88,396
Total investment property	82,374	94,864
Less accumulated depreciation	(60,844)	(71,967)
Investment property, net	21,530	22,897
Total assets	$ 25,939	$ 26,139

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 515	$ 376
Tenant security deposit liabilities	377	356
Accrued property taxes	390	424
Other liabilities	842	1,025
Due to affiliates	9,322	15
Mortgage notes payable	93,286	95,325
Total liabilities	104,732	97,521

Partners' Deficit
General partners	(885)	(811)
Limited partners	(77,908)	(70,571)
Total partners’ deficit	(78,793)	(71,382)
Total liabilities and partners’ deficit	$ 25,939	$ 26,139

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS XII

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Revenues:
Rental income	$ 3,521	$3,611	$ 7,052	$ 7,184
Other income	464	410	890	827
Total revenues	3,985	4,021	7,942	8,011

Expenses:
Operating	1,317	1,105	2,726	2,379
General and administrative	83	88	169	165
Depreciation	1,116	1,205	2,243	2,424
Interest	1,424	1,530	2,928	2,897
Property taxes	415	379	798	801
Loss on early extinguishment of debt	6,489	--	6,489	866
Total expenses	10,844	4,307	15,353	9,532

Net loss	$ (6,859)	$ (286)	$ (7,411)	$(1,521)

Net loss allocated to general partners (1%)	$ (69)	$ (3)	$ (74)	$ (15)

Net loss allocated to limited partners (99%)	$ (6,790)	$ (283)	$ (7,337)	$(1,506)

Net loss per limited partnership unit	$(151.84)	$(6.33)	$(164.07)	$(33.68)

Distributions per limited partnership unit	$ --	$23.01	$ --	$100.88

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS XII

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands)

General

Partners

Limited

Partners

			Total

Partners' deficit at December 31, 2010	$ (811)	$(70,571)	$(71,382)

Net loss for the six months ended June 30, 2011	(74)	(7,337)	(7,411)

Partners' deficit at June 30, 2011	$ (885)	$(77,908)	$(78,793)

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS XII

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Cash flows from operating activities:
Net loss	$ (7,411)	$ (1,521)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	2,243	2,424
Amortization of loan costs	80	108
Loss on early extinguishment of debt	6,489	866
Change in accounts:
Receivables and deposits	(8)	150
Other assets	(106)	(79)
Accounts payable	(55)	(55)
Tenant security deposit liabilities	21	(8)
Accrued property taxes	(34)	(20)
Other liabilities	(183)	87
Due to affiliates	112	(573)
Net cash provided by operating activities	1,148	1,379

Cash flows from investing activities:
Net deposits to restricted escrows	(842)	(671)
Property improvements and replacements	(682)	(368)
Net cash used in investing activities	(1,524)	(1,039)

Cash flows from financing activities:
Payments on mortgage notes payable	(541)	(681)
Repayment of mortgage notes payable	(68,211)	(9,131)
Proceeds from mortgage notes payable	66,713	27,000
Prepayment penalties paid	(5,606)	(766)
Loan costs paid	(547)	(225)
Advances from affiliate	10,792	540
Repayment of advances from affiliate	(1,597)	(12,151)
Distributions to partners	--	(4,940)
Net cash provided by (used in) financing activities	1,003	(354)

Net increase (decrease) in cash and cash equivalents	627	(14)
Cash and cash equivalents at beginning of period	526	301

Cash and cash equivalents at end of period	$ 1,153	$ 287

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 2,854	$ 3,279

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in accounts payable	$ 287	$ --

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS XII

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Partners XII (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of Angeles Realty Corporation II (the "Managing General Partner" or “ARC II”), all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011. The consolidated balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("Aimco"), a publicly traded real estate investment trust.

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

On July 28, 2011, the Partnership entered into an agreement and plan of merger (the “Merger Agreement”) with AIMCO Properties, L.P., a Delaware limited partnership, and AIMCO AP XII Merger Sub LLC, a Delaware limited liability company of which AIMCO Properties, L.P. is the sole member (the “Merger Subsidiary”), pursuant to which the Merger Subsidiary will be merged with and into the Partnership, with the Partnership as the surviving entity.

In the merger, each unit of limited partnership interest (each, a “Unit”) of the Partnership outstanding immediately prior to the consummation of the merger (other than Units held by limited partners who perfect their appraisal rights pursuant to the Merger Agreement) will be converted into the right to receive, at the election of the limited partner, either (i) $526.71 in cash (the “Cash Consideration”) or (ii) a number of partnership common units of AIMCO Properties, L.P. calculated by dividing $526.71 by the average closing price of Aimco common stock, as reported on the New York Stock Exchange, over the ten consecutive trading days ending on the second trading day immediately prior to the effective time of the merger. However, if AIMCO Properties, L.P. determines that the law of the state or other jurisdiction in which a limited partner resides would prohibit the issuance of partnership common units of AIMCO Properties, L.P. in that state or other jurisdiction (or that registration or qualification in that state or jurisdiction would be prohibitively costly), then such limited partner will only be entitled to receive the Cash Consideration for each Unit. Those limited partners who do not make an election will be deemed to have elected to receive the Cash Consideration.

After the merger, AIMCO Properties, L.P.’s membership interest in the Merger Subsidiary will be converted into Units of the Partnership. As a result, after the merger, AIMCO Properties, L.P. will be the sole limited partner of the Partnership, holding all outstanding Units. ARC II will continue to be the managing general partner of the Partnership after the merger, and AIMCO Angeles GP, LLC will continue to be the non-managing general partner of the Partnership after the merger. The Partnership’s partnership agreement in effect immediately prior to the merger will remain unchanged after the merger.

Completion of the merger is subject to certain conditions, including approval by a majority in interest of the limited partners holding Units. As of June 30, 2011 and December 31, 2010, the Partnership had issued and outstanding 44,718 Units, and AIMCO Properties, L.P. and its affiliates owned 33,750 of those Units, or approximately 75.47% of the number of outstanding Units. AIMCO Properties, L.P. and its affiliates have indicated that they intend to take action by written consent to approve the merger.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $394,000 and $393,000 for the six months ended June 30, 2011 and 2010, respectively, which are included in operating expenses.

The Partnership Agreement provides for a fee equal to 7.5% of "net cash from operations", as defined in the Partnership Agreement, to be paid to the Managing General Partner for executive and administrative management services.   One half of this fee is to be accrued and not paid unless the limited partners have received distributions equal to a 5% cumulative annual return on their adjusted capital investment as defined in the Partnership Agreement or there are net proceeds from the sale or refinancing of a property.  No fee was earned or accrued for the six months ended June 30, 2011 and 2010.  At December 31, 2010, approximately $2,000 of such fees were owed to the Managing General Partner, which were included in other liabilities. This amount was paid to the Managing General Partner during the six months ended June 30, 2011.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $107,000 and $77,000 for the six months ended June 30, 2011 and 2010, respectively, which is included in general and administrative expenses and investment properties.  The portion of these reimbursements included in investment properties for the six months ended June 30, 2011 and 2010 are construction management services provided by an affiliate of the Managing General Partner of approximately $44,000 and $8,000, respectively. At June 30, 2011, approximately $53,000 of such reimbursements remain unpaid and are included in due to affiliates. No such amounts were owed at December 31, 2010.

During the six months ended June 30, 2011, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $43,000 to fund real estate taxes at Hunters Glen Apartments VI, approximately $1,352,000 to fund a refinance commitment fee and approximately $9,397,000 in connection with the refinancing of the mortgages encumbering Hunters Glen Apartments IV, V and VI (as discussed in “Note C”). During the six months ended June 30, 2010, AIMCO Properties, L.P. advanced the Partnership approximately $540,000 to fund a refinance commitment fee at Twin Lake Towers Apartments. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rate charged on the outstanding advances made to the Partnership is the prime rate (3.25% at June 30, 2011). Interest expense was approximately $59,000 and $93,000 for the six months ended June 30, 2011 and 2010, respectively.  During the six months ended June 30, 2011 and 2010, the Partnership repaid advances and accrued interest of approximately $1,597,000 and $12,817,000, respectively.  Total advances and accrued interest of approximately $9,269,000 and $15,000 were unpaid at June 30, 2011 and December 31, 2010, respectively, and are included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its properties up to certain limits through coverage provided by Aimco which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the Aimco limits through insurance policies obtained by Aimco from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2011, the Partnership was charged by Aimco and its affiliates approximately $123,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2011 as other insurance policies renew later in the year.  The Partnership was charged by Aimco and its affiliates approximately $252,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2010.

Note C – Mortgage Financing

On May 2, 2011, the Partnership refinanced the mortgage debt encumbering Hunters Glen Apartments IV, V and VI. The refinancing replaced the existing mortgage loans, which at the time of refinancing had an aggregate principal balance of approximately $68,211,000, with a new mortgage loan in the principal amount of $66,713,000. The new loan bears interest at a rate of 5.47% per annum and requires monthly payments of principal and interest of approximately $378,000 beginning on July 1, 2011, through the June 1, 2021 maturity date.  The new mortgage loan has a balloon payment of approximately $55,145,000 due at maturity. The Partnership may prepay the mortgage at any time with 30 days written notice to the lender, subject to a prepayment penalty. The Partnership recorded a loss on the early extinguishment of debt of approximately $6,489,000, as a result of the write off of unamortized loan costs and the payment of prepayment penalties of approximately $5,606,000. Total capitalized loan costs associated with the new mortgage were approximately $547,000 and are included in other assets.

In connection with the refinancing, the Partnership received an advance of approximately $9,397,000 from AIMCO Properties, LP.  This advance and the proceeds from the new mortgage loan were then used to pay in full the existing mortgage loans encumbering Hunters Glen Apartments IV, V and VI, prepayment penalties, a deposit into a repair escrow and other loan closing costs.  This advance is unsecured and bears interest at the prime rate.

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

Note D – Fair Value of Financial Instruments

Financial Accounting Standards Board Accounting Standards Codification Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for mortgage notes payable) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its mortgage notes payable by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, mortgage notes payable.  At June 30, 2011, the fair value of the Partnership's mortgage notes payable at the Partnership's incremental borrowing rate was approximately $96,364,000.

Note E – Distributions

The Partnership distributed the following amounts during the six months ended June 30, 2011 and 2010 (in thousands, except per unit data):

	Six Months		Six Months
	Ended	Per Limited	Ended	Per Limited

	June 30,	Partnership	June 30,	Partnership
	2011	Unit	2010	Unit

Refinancing (1)	$ --	$ --	$ 3,900	$ 77.87
Operations	--	--	1,040	23.01
Total	$ --	$ --	$ 4,940	$100.88

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

Note G – Investment Property

During the three months ended June 30, 2011, the Partnership retired and wrote off personal property no longer being used that had a cost basis of approximately $13,366,000 and accumulated depreciation of approximately $13,366,000.

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

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2011 and 2010:

	Average Occupancy
Property	2011	2010

Hunters Glen Apartments – IV	95%	96%
Plainsboro, New Jersey
Hunters Glen Apartments – V	96%	96%
Plainsboro, New Jersey
Hunters Glen Apartments – VI	94%	96%
Plainsboro, New Jersey
Twin Lake Towers Apartments	98%	96%
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

Results of Operations

The Partnership recognized net losses of approximately $6,859,000 and $7,411,000 for the three and six months ended June 30, 2011, respectively, compared to net losses of approximately $286,000 and $1,521,000, respectively, for the corresponding periods in 2010.  The increase in net loss for both periods is due to an increase in total expenses and a decrease in total revenues.

The increase in total expenses for the three months ended June 30, 2011 is due to the recognition of a loss on early extinguishment of debt as a result of the refinancing of the mortgages encumbering Hunters Glen Apartments IV, V and VI in May 2011 (as discussed in “Liquidity and Capital Resources”) and increases in operating and property tax expenses, partially offset by decreases in depreciation and interest expenses. The increase in total expenses for the six months ended June 30, 2011 is due to increases in loss on early extinguishment of debt (as discussed in “Liquidity and Capital Resources”), operating and interest expenses, partially offset by a decrease in depreciation expense. Property tax expense remained relatively constant for the six months ended June 30, 2011. General and administrative expenses remained relatively constant for both periods. Operating expense increased for both periods primarily due to increases in contract services and payroll related expenses at Hunters Glen Apartments IV, V and VI. Also contributing to the increase in operating expenses for the six months ended June 30, 2011 is an increase in snow removal costs at Hunters Glen Apartments IV, V and VI. Property tax expense increased for the three months ended June 30, 2011 primarily due to the receipt of tax bills in 2010, which resulted in an adjustment to the 2010 accrual at Twin Lake Towers Apartments. Depreciation expense decreased for both periods primarily due to assets placed into service in previous years at Hunters Glen Apartments IV, V and VI becoming fully depreciated in 2010.  Interest expense decreased for the three months ended June 30, 2011 due to the May 2011 refinancing of the mortgages encumbering Hunters Glen Apartments IV, V and VI at a lower debt balance, partially offset by an increase in interest on advances from AIMCO Properties, L.P., as a result of a higher average outstanding advance balance. The increase in interest expense for the six months ended June 30, 2011 is primarily due to a higher average debt balance as a result of the March 2010 refinancing of the mortgage encumbering Twin Lake Towers Apartments, partially offset by a decrease in interest on advances from AIMCO Properties, L.P., as a result of a lower average outstanding advance balance and a lower average debt balance as a result of the May 2011 refinancing of the mortgages encumbering Hunters Glen Apartments IV, V and VI.

Included in general and administrative expenses for the three and six months ended June 30, 2011 and 2010 are a New Jersey tax based upon the number of resident and non-resident limited partners, reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues decreased for both periods due to a decrease in rental income, partially offset by an increase in other income. The decrease in rental income for the three months ended June 30, 2011 is primarily due to decreases in occupancy and the average rental rate at Hunters Glen Apartments IV, V and VI, partially offset by increases in occupancy and the average rental rate at Twin Lake Towers Apartments. The decrease in rental income for the six months ended June 30, 2011 is due to decreases in the average rental rate at Hunters Glen Apartments IV, V and VI and occupancy at Hunters Glen Apartments IV and VI, partially offset by increases in occupancy and the average rental rate at Twin Lake Towers Apartments. Other income increased for both periods primarily due to increases in resident utility reimbursements and parking income at Twin Lake Towers Apartments.

Liquidity and Capital Resources

At June 30, 2011, the Partnership had cash and cash equivalents of approximately $1,153,000, compared with approximately $526,000 at December 31, 2010.  Cash and cash equivalents increased approximately $627,000 due to approximately $1,148,000 and $1,003,000 of cash provided by operating and financing activities, respectively, partially offset by approximately $1,524,000 of cash used in investing activities.  Cash provided by financing activities consisted of proceeds from the refinancing of the mortgages encumbering Hunters Glen Apartments IV, V and VI and advances received from AIMCO Properties, L.P., partially offset by repayment of the mortgages encumbering Hunters Glen Apartments IV, V and VI, principal payments made on the mortgages encumbering the Partnership’s investment properties, prepayment penalties paid, loan costs paid and repayment of advances from AIMCO Properties, L.P. Cash used in investing activities consisted of net deposits to restricted escrows and property improvements and replacements.

During the six months ended June 30, 2011, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $43,000 to fund real estate taxes at Hunters Glen Apartments VI, approximately $1,352,000 to fund a refinance commitment fee and approximately $9,397,000 in connection with the refinancing of the mortgages encumbering Hunters Glen Apartments IV, V and VI (as discussed below). During the six months ended June 30, 2010, AIMCO Properties, L.P. advanced the Partnership approximately $540,000 to fund a refinance commitment fee at Twin Lake Towers Apartments. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rate charged on the outstanding advances made to the Partnership is the prime rate (3.25% at June 30, 2011). Interest expense was approximately $59,000 and $93,000 for the six months ended June 30, 2011 and 2010, respectively.  During the six months ended June 30, 2011 and 2010, the Partnership repaid advances and accrued interest of approximately $1,597,000 and $12,817,000, respectively.  Total advances and accrued interest of approximately $9,269,000 and $15,000 were unpaid at June 30, 2011 and December 31, 2010, respectively, and are included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

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

Hunters Glen Apartments IV

During the six months ended June 30, 2011, the Partnership completed approximately $259,000 of capital improvements at the property, consisting primarily of patio and balcony upgrades, exterior painting, water heater upgrades and floor covering replacement. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2011. Such capital improvements will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Hunters Glen Apartments V

During the six months ended June 30, 2011, the Partnership completed approximately $185,000 of capital improvements at the property, consisting primarily of patio and balcony upgrades, water heater upgrades and floor covering replacement. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2011. Such capital improvements will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Hunters Glen Apartments VI

During the six months ended June 30, 2011, the Partnership completed approximately $226,000 of capital improvements at the property, consisting primarily of HVAC upgrades, patio and balcony upgrades, water heater upgrades and floor covering replacement. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2011. Such capital improvements will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Twin Lake Towers Apartments

During the six months ended June 30, 2011, the Partnership completed approximately $206,000 of capital improvements at the property, consisting primarily of kitchen and bath upgrades and floor covering replacement. These improvements were funded from operating cash flow and replacement reserves. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2011. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected, at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near term needs (exclusive of capital improvements and repayment of amounts due to affiliates) of the Partnership. On May 2, 2011, the Partnership refinanced the mortgage debt encumbering Hunters Glen Apartments IV, V and VI. The refinancing replaced the existing mortgage loans, which at the time of refinancing had an aggregate principal balance of approximately $68,211,000, with a new mortgage loan in the principal amount of $66,713,000. The new loan bears interest at a rate of 5.47% per annum and requires monthly payments of principal and interest of approximately $378,000 beginning on July 1, 2011, through the June 1, 2021 maturity date.  The new mortgage loan has a balloon payment of approximately $55,145,000 due at maturity. The Partnership may prepay the mortgage at any time with 30 days written notice to the lender, subject to a prepayment penalty. The Partnership recorded a loss on the early extinguishment of debt of approximately $6,489,000, as a result of the write off of unamortized loan costs and the payment of prepayment penalties of approximately $5,606,000. Total capitalized loan costs associated with the new mortgage were approximately $547,000 and are included in other assets.

In connection with the refinancing, the Partnership received an advance of approximately $9,397,000 from AIMCO Properties, LP.  This advance and the proceeds from the new mortgage loan were then used to pay in full the existing mortgage loans encumbering Hunters Glen Apartments IV, V and VI, prepayment penalties, a deposit into a repair escrow and other loan closing costs.  This advance is unsecured and bears interest at the prime rate.

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

The Partnership distributed the following amounts during the six months ended June 30, 2011 and 2010 (in thousands, except per unit data):

	Six Months		Six Months
	Ended	Per Limited	Ended	Per Limited

	June 30,	Partnership	June 30,	Partnership
	2011	Unit	2010	Unit

Refinancing (1)	$ --	$ --	$ 3,900	$ 77.87
Operations	--	--	1,040	23.01
Total	$ --	$ --	$ 4,940	$100.88

(1)   Proceeds from the March 2010 refinancing of the mortgage encumbering Twin Lake Towers Apartments.

If the merger transaction (as discussed below) is not consummated, future cash distributions will depend on the level of cash generated from operations, the timing of debt maturities, refinancings, and/or property sales. The Partnership’s cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at June 30, 2011, there can be no assurance that the Partnership will generate sufficient funds from operations after planned capital improvement expenditures to permit any distributions to its partners during 2011 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, Aimco and its affiliates owned 33,750 limited partnership units (the "Units") in the Partnership representing 75.47% of the outstanding Units at June 30, 2011.  A number of these Units were acquired pursuant to tender offers made by Aimco or its affiliates. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 75.47% of the outstanding Units, Aimco and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to Aimco as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to Aimco as its sole stockholder.

On July 28, 2011, the Partnership entered into an agreement and plan of merger (the “Merger Agreement”) with AIMCO Properties, L.P., a Delaware limited partnership, and AIMCO AP XII Merger Sub LLC, a Delaware limited liability company of which AIMCO Properties, L.P. is the sole member (the “Merger Subsidiary”), pursuant to which the Merger Subsidiary will be merged with and into the Partnership, with the Partnership as the surviving entity.

In the merger, each unit of limited partnership interest (each, a “Unit”) of the Partnership outstanding immediately prior to the consummation of the merger (other than Units held by limited partners who perfect their appraisal rights pursuant to the Merger Agreement) will be converted into the right to receive, at the election of the limited partner, either (i) $526.71 in cash (the “Cash Consideration”) or (ii) a number of partnership common units of AIMCO Properties, L.P. calculated by dividing $526.71 by the average closing price of Aimco common stock, as reported on the New York Stock Exchange, over the ten consecutive trading days ending on the second trading day immediately prior to the effective time of the merger. However, if AIMCO Properties, L.P. determines that the law of the state or other jurisdiction in which a limited partner resides would prohibit the issuance of partnership common units of AIMCO Properties, L.P. in that state or other jurisdiction (or that registration or qualification in that state or jurisdiction would be prohibitively costly), then such limited partner will only be entitled to receive the Cash Consideration for each Unit. Those limited partners who do not make an election will be deemed to have elected to receive the Cash Consideration.

After the merger, AIMCO Properties, L.P.’s membership interest in the Merger Subsidiary will be converted into Units of the Partnership. As a result, after the merger, AIMCO Properties, L.P. will be the sole limited partner of the Partnership, holding all outstanding Units. ARC II will continue to be the managing general partner of the Partnership after the merger, and AIMCO Angeles GP, LLC will continue to be the non-managing general partner of the Partnership after the merger. The Partnership’s partnership agreement in effect immediately prior to the merger will remain unchanged after the merger.

Completion of the merger is subject to certain conditions, including approval by a majority in interest of the limited partners holding Units. As of June 30, 2011 and December 31, 2010, the Partnership had issued and outstanding 44,718 Units, and AIMCO Properties, L.P. and its affiliates owned 33,750 of those Units, or approximately 75.47% of the number of outstanding Units. AIMCO Properties, L.P. and its affiliates have indicated that they intend to take action by written consent to approve the merger.

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

ANGELES PARTNERS XII, LP
(A Delaware Limited Partnership)

By: Angeles Realty Corporation II
Managing General Partner

Date: August 12, 2011	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: August 12, 2011	By: /s/Stephen B. Waters
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

  10.1           Agreement and Plan of Merger, dated July 28, 2011, by and among Angeles Partners XII, LP, AIMCO Properties, L.P. and AIMCO AP XII Merger Sub LLC, incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 28, 2011.

10.42          Multifamily Note between AP XII Twin Lake Towers, LLC, a Delaware limited liability company, and Keycorp Real Estate Capital Markets, Inc., an Ohio corporation, related to Twin Lake Towers Apartments. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 25, 2010.

10.43          Multifamily Note – CME, dated May 2, 2011, between Hunters Glen AP XII Limited Partnership, a South Carolina limited partnership, and Keycorp Real Estate Capital Markets, Inc., an Ohio Corporation. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 2, 2011.

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