Form 10-Q
period 2011-09-30
ANGELES PARTNERS XII, LP
filed 2011-11-10
CIK 720392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

ANGELES PARTNERS XII, LP

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands)

	September 30,	December 31,
	2011	2010

Assets
Cash and cash equivalents	$ 782	$ 526
Receivables and deposits	628	626
Restricted escrows	1,250	726
Other assets	998	1,364
Investment properties:
Land	6,468	6,468
Buildings and related personal property	76,526	88,396
Total investment properties	82,994	94,864
Less accumulated depreciation	(61,939)	(71,967)
Investment properties, net	21,055	22,897
Total assets	$ 24,713	$ 26,139

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 166	$ 376
Tenant security deposit liabilities	369	356
Accrued property taxes	300	424
Other liabilities	1,020	1,025
Due to affiliates	9,162	15
Mortgage notes payable	92,969	95,325
Total liabilities	103,986	97,521

Partners' Deficit
General partners	(890)	(811)
Limited partners	(78,383)	(70,571)
Total partners’ deficit	(79,273)	(71,382)
Total liabilities and partners’ deficit	$ 24,713	$ 26,139

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS XII, LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues:
Rental income	$ 3,521	$ 3,540	$ 10,573	$10,724
Other income	456	417	1,346	1,244
Total revenues	3,977	3,957	11,919	11,968

Expenses:
Operating	1,454	1,445	4,180	3,824
General and administrative	76	79	245	244
Depreciation	1,095	1,175	3,338	3,599
Interest	1,371	1,519	4,299	4,416
Property taxes	461	417	1,259	1,218
Loss on early extinguishment of debt	--	--	6,489	866
Total expenses	4,457	4,635	19,810	14,167

Net loss	$ (480)	$ (678)	$ (7,891)	$(2,199)

Net loss allocated to general partners (1%)	$ (5)	$ (7)	$ (79)	$ (22)

Net loss allocated to limited partners (99%)	$ (475)	$ (671)	$ (7,812)	$(2,177)

Net loss per limited partnership unit	$(10.62)	$(15.01)	$(174.69)	$(48.68)

Distributions per limited partnership unit	$ --	$ 3.10	$ --	$103.98

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS XII, LP

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands)

	General	Limited

Partners

Partners

			Total

Partners' deficit at December 31, 2010	$ (811)	$(70,571)	$(71,382)

Net loss for the nine months ended
September 30, 2011	(79)	(7,812)	(7,891)

Partners' deficit at September 30, 2011	$ (890)	$(78,383)	$(79,273)

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS XII, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$ (7,891)	$ (2,199)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation	3,338	3,599
Amortization of loan costs	101	161
Loss on early extinguishment of debt	6,489	866
Change in accounts:
Receivables and deposits	(2)	164
Other assets	(21)	6
Accounts payable	(175)	(28)
Tenant security deposit liabilities	13	(14)
Accrued property taxes	(124)	(119)
Other liabilities	(5)	129
Due to affiliates	195	(573)
Net cash provided by operating activities	1,918	1,992

Cash flows from investing activities:
Net deposits to restricted escrows	(524)	(608)
Property improvements and replacements	(1,531)	(531)
Net cash used in investing activities	(2,055)	(1,139)

Cash flows from financing activities:
Payments on mortgage notes payable	(858)	(1,016)
Repayment of mortgage notes payable	(68,211)	(9,131)
Proceeds from mortgage notes payable	66,713	27,000
Prepayment penalties paid	(5,606)	(766)
Loan costs paid	(597)	(225)
Advances from affiliate	10,792	540
Repayment of advances from affiliate	(1,840)	(12,151)
Distributions to partners	--	(5,080)
Net cash provided by (used in) financing activities	393	(829)

Net increase in cash and cash equivalents	256	24
Cash and cash equivalents at beginning of period	526	301

Cash and cash equivalents at end of period	$ 782	$ 325

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 4,152	$ 4,754

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 58	$ 36

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS XII, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Partners XII (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of Angeles Realty Corporation II (the "Managing General Partner" or “ARC II”), all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011. The consolidated balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("Aimco"), a publicly traded real estate investment trust.

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

Completion of the merger is subject to certain conditions, including approval by a majority in interest of the limited partners holding Units. In addition, the terms of the merger may be modified before the merger is completed. As of September 30, 2011 and December 31, 2010, the Partnership had issued and outstanding 44,718 Units, and AIMCO Properties, L.P. and its affiliates owned 33,750 of those Units, or approximately 75.47% of the number of outstanding Units. AIMCO Properties, L.P. and its affiliates have indicated that they intend to take action by written consent to approve the merger.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $577,000 and $590,000 for the nine months ended September 30, 2011 and 2010, respectively, which are included in operating expenses.

The Partnership Agreement provides for a fee equal to 7.5% of "net cash from operations", as defined in the Partnership Agreement, to be paid to the Managing General Partner for executive and administrative management services.   One half of this fee is to be accrued and not paid unless the limited partners have received distributions equal to a 5% cumulative annual return on their adjusted capital investment as defined in the Partnership Agreement or there are net proceeds from the sale or refinancing of a property.  No fee was earned or accrued for the nine months ended September 30, 2011 and 2010.  At December 31, 2010, approximately $2,000 of such fees were owed to the Managing General Partner, which were included in other liabilities. This amount was paid to the Managing General Partner during the nine months ended September 30, 2011.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $196,000 and $111,000 for the nine months ended September 30, 2011 and 2010, respectively, which is included in general and administrative expenses and investment properties.  The portion of these reimbursements included in investment properties for the nine months ended September 30, 2011 and 2010 are construction management services provided by an affiliate of the Managing General Partner of approximately $104,000 and $10,000, respectively. At September 30, 2011, approximately $83,000 of such reimbursements remain unpaid and are included in due to affiliates. No such amounts were owed at December 31, 2010.

During the nine months ended September 30, 2011, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $43,000 to fund real estate taxes at Hunters Glen Apartments (formerly Hunters Glen Apartments IV, V and VI), approximately $1,352,000 to fund a refinance commitment fee and approximately $9,397,000 in connection with the refinancing of the mortgages encumbering Hunters Glen Apartments (as discussed in “Note C”). During the nine months ended September 30, 2010, AIMCO Properties, L.P. advanced the Partnership approximately $540,000 to fund a refinance commitment fee at Twin Lake Towers Apartments. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rate charged on the outstanding advances made to the Partnership is the prime rate (3.25% at September 30, 2011). Interest expense was approximately $133,000 and $93,000 for the nine months ended September 30, 2011 and 2010, respectively. During the nine months ended September 30, 2011 and 2010, the Partnership repaid advances and accrued interest of approximately $1,861,000 and $12,817,000, respectively.  Total advances and accrued interest of approximately $9,079,000 and $15,000 were unpaid at September 30, 2011 and December 31, 2010, respectively, and are included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its properties up to certain limits through coverage provided by Aimco which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the Aimco limits through insurance policies obtained by Aimco from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2011, the Partnership was charged by Aimco and its affiliates approximately $123,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2011 as other insurance policies renew later in the year.  The Partnership was charged by Aimco and its affiliates approximately $252,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2010.

Note C – Mortgage Financing

On May 2, 2011, the Partnership refinanced the mortgage debt encumbering Hunters Glen Apartments IV, V and VI. The refinancing replaced the existing mortgage loans, which at the time of refinancing had an aggregate principal balance of approximately $68,211,000, with a new mortgage loan in the principal amount of $66,713,000. The new loan bears interest at a rate of 5.47% per annum and requires monthly payments of principal and interest of approximately $378,000 beginning on July 1, 2011, through the June 1, 2021 maturity date.  The new mortgage loan has a balloon payment of approximately $55,145,000 due at maturity. The Partnership may prepay the mortgage at any time with 30 days written notice to the lender, subject to a prepayment penalty. The Partnership recorded a loss on the early extinguishment of debt of approximately $6,489,000, as a result of the write off of unamortized loan costs and the payment of prepayment penalties of approximately $5,606,000. Total capitalized loan costs associated with the new mortgage were approximately $597,000 and are included in other assets.

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

As a result of the refinancing which collateralizes the three phases of Hunters Glen Apartments under one mortgage loan, the Partnership has combined the assets, liabilities and operations of the three separate phases into one property, “Hunters Glen Apartments”.

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

Note D – Fair Value of Financial Instruments

Financial Accounting Standards Board Accounting Standards Codification Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for mortgage notes payable) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its mortgage notes payable by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, mortgage notes payable.  At September 30, 2011, the fair value of the Partnership's mortgage notes payable at the Partnership's incremental borrowing rate was approximately $99,950,000.

Note E – Distributions

The Partnership distributed the following amounts during the nine months ended September 30, 2011 and 2010 (in thousands, except per unit data):

	Nine Months		Nine Months
	Ended	Per Limited	Ended	Per Limited
	September 30,	Partnership	September 30,	Partnership
	2011	Unit	2010	Unit

Refinancing (1)	$ --	$ --	$ 3,900	$ 77.87
Operations	--	--	1,180	26.11
Total	$ --	$ --	$ 5,080	$103.98

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

Note G – Investment Property

During the nine months ended September 30, 2011, the Partnership retired and wrote off personal property no longer being used that had a cost basis of approximately $13,366,000 and accumulated depreciation of approximately $13,366,000.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2011 and 2010:

	Average Occupancy
Property	2011	2010

Hunters Glen Apartments (formerly Hunters Glen Apartments IV, V and VI)	95%	96%
Plainsboro, New Jersey
Twin Lake Towers Apartments	97%	96%
Westmont, Illinois

As a result of the refinancing (as discussed in “Liquidity and Capital Resources”) which collateralizes the three phases of Hunters Glen Apartments under one mortgage loan, the Partnership has combined the assets, liabilities and operations of the three separate phases into one property, “Hunters Glen Apartments”.

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

Results of Operations

The Partnership recognized net losses of approximately $480,000 and $7,891,000 for the three and nine months ended September 30, 2011, respectively, compared with net losses of approximately $678,000 and $2,199,000, respectively, for the corresponding periods in 2010.  The decrease in net loss for the three months ended September 30, 2011 is due to a decrease in total expenses and an increase in total revenues. The increase in net loss for the nine months ended September 30, 2011 is due to an increase in total expenses and a decrease in total revenues.

The decrease in total expenses for the three months ended September 30, 2011 is due to decreases in depreciation and interest expense, partially offset by an increase in property tax expense. Operating expenses remained relatively constant for the three months ended September 30, 2011. The increase in total expenses for the nine months ended September 30, 2011 is due to increases in loss on early extinguishment of debt (as discussed in “Liquidity and Capital Resources”), operating and property tax expenses, partially offset by decreases in depreciation and interest expenses. General and administrative expenses remained relatively constant for both periods. Operating expense increased for the nine months ended September 30, 2011 primarily due to increases in payroll related expenses and snow removal costs at Hunters Glen Apartments and contract landscaping services at Twin Lake Towers Apartments. Property tax expense increased for both periods primarily due to an increase in the tax rate at Hunters Glen Apartments. Depreciation expense decreased for both periods primarily due to assets placed into service in previous years at Hunters Glen Apartments becoming fully depreciated in 2010.  Interest expense decreased for both periods due to the May 2011 refinancing of the mortgages encumbering Hunters Glen Apartments at a lower debt balance, partially offset by an increase in interest on advances from AIMCO Properties, L.P., as a result of a higher average outstanding advance balance. The decrease in interest expense for the nine months ended September 30, 2011 was also partially offset by a higher average debt balance as a result of the March 2010 refinancing of the mortgage encumbering Twin Lake Towers Apartments.

Included in general and administrative expenses for the three and nine months ended September 30, 2011 and 2010 are a New Jersey tax based upon the number of resident and non-resident limited partners, reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues increased for the three months ended September 30, 2011 due to an increase in other income, partially offset by a decrease in rental income.  Total revenues decreased for the nine months ended September 30, 2011 due to a decrease in rental income, partially offset by an increase in other income. The decrease in rental income for the three months ended September 30, 2011 is due to a decrease in occupancy at Twin Lake Towers Apartments and an increase in bad debt expense at Hunters Glen Apartments, partially offset by increases in occupancy at Hunters Glen Apartments and the average rental rate at Twin Lake Towers Apartments. The decrease in rental income for the nine months ended September 30, 2011 is due to decreases in occupancy and the average rental rate and an increase in bad debt expense at Hunters Glen Apartments, partially offset by increases in occupancy and the average rental rate at Twin Lake Towers Apartments. Other income increased for both periods primarily due to increases in resident utility reimbursements at Twin Lake Towers Apartments and parking income at both properties.

Liquidity and Capital Resources

At September 30, 2011, the Partnership had cash and cash equivalents of approximately $782,000, compared with approximately $526,000 at December 31, 2010.  Cash and cash equivalents increased approximately $256,000 due to approximately $1,918,000 and $393,000 of cash provided by operating and financing activities, respectively, partially offset by approximately $2,055,000 of cash used in investing activities.  Cash provided by financing activities consisted of proceeds from the refinancing of the mortgages encumbering Hunters Glen Apartments and advances received from AIMCO Properties, L.P., partially offset by repayment of the mortgages encumbering Hunters Glen Apartments, principal payments made on the mortgages encumbering the Partnership’s investment properties, prepayment penalties paid, loan costs paid and repayment of advances from AIMCO Properties, L.P. Cash used in investing activities consisted of net deposits to restricted escrows and property improvements and replacements.

During the nine months ended September 30, 2011, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $43,000 to fund real estate taxes at Hunters Glen Apartments, approximately $1,352,000 to fund a refinance commitment fee and approximately $9,397,000 in connection with the refinancing of the mortgages encumbering Hunters Glen Apartments (as discussed below). During the nine months ended September 30, 2010, AIMCO Properties, L.P. advanced the Partnership approximately $540,000 to fund a refinance commitment fee at Twin Lake Towers Apartments. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rate charged on the outstanding advances made to the Partnership is the prime rate (3.25% at September 30, 2011). Interest expense was approximately $133,000 and $93,000 for the nine months ended September 30, 2011 and 2010, respectively.  During the nine months ended September 30, 2011 and 2010, the Partnership repaid advances and accrued interest of approximately $1,861,000 and $12,817,000, respectively.  Total advances and accrued interest of approximately $9,079,000 and $15,000 were unpaid at September 30, 2011 and December 31, 2010, respectively, and are included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

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

Hunters Glen Apartments

During the nine months ended September 30, 2011, the Partnership completed approximately $917,000 of capital improvements at the property, consisting primarily of patio and balcony upgrades, exterior painting, water heater upgrades and floor covering replacement. These improvements were funded from replacement reserves and operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2011. Such capital improvements will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Twin Lake Towers Apartments

During the nine months ended September 30, 2011, the Partnership completed approximately $579,000 of capital improvements at the property, consisting primarily of kitchen upgrades, electrical and plumbing upgrades and appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2011. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected, at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near term needs (exclusive of capital improvements and repayment of amounts due to affiliates) of the Partnership. On May 2, 2011, the Partnership refinanced the mortgage debt encumbering Hunters Glen Apartments. The refinancing replaced the existing mortgage loans, which at the time of refinancing had an aggregate principal balance of approximately $68,211,000, with a new mortgage loan in the principal amount of $66,713,000. The new loan bears interest at a rate of 5.47% per annum and requires monthly payments of principal and interest of approximately $378,000 beginning on July 1, 2011, through the June 1, 2021 maturity date.  The new mortgage loan has a balloon payment of approximately $55,145,000 due at maturity. The Partnership may prepay the mortgage at any time with 30 days written notice to the lender, subject to a prepayment penalty. The Partnership recorded a loss on the early extinguishment of debt of approximately $6,489,000, as a result of the write off of unamortized loan costs and the payment of prepayment penalties of approximately $5,606,000. Total capitalized loan costs associated with the new mortgage were approximately $597,000 and are included in other assets.

In connection with the refinancing, the Partnership received an advance of approximately $9,397,000 from AIMCO Properties, LP.  This advance and the proceeds from the new mortgage loan were then used to pay in full the existing mortgage loans encumbering Hunters Glen Apartments, prepayment penalties, a deposit into a repair escrow and other loan closing costs.  This advance is unsecured and bears interest at the prime rate.

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

The Partnership distributed the following amounts during the nine months ended September 30, 2011 and 2010 (in thousands, except per unit data):

	Nine Months		Nine Months
	Ended	Per Limited	Ended	Per Limited
	September 30,	Partnership	September 30,	Partnership
	2011	Unit	2010	Unit

Refinancing (1)	$ --	$ --	$ 3,900	$ 77.87
Operations	--	--	1,180	26.11
Total	$ --	$ --	$ 5,080	$103.98

(1)   Proceeds from the March 2010 refinancing of the mortgage encumbering Twin Lake Towers Apartments.

If the merger transaction (as discussed below) is not consummated, future cash distributions will depend on the level of cash generated from operations, the timing of debt maturities, refinancings, and/or property sales. The Partnership’s cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at September 30, 2011, there can be no assurance that the Partnership will generate sufficient funds from operations after planned capital improvement expenditures to permit any distributions to its partners during 2011 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, Aimco and its affiliates owned 33,750 limited partnership units (the "Units") in the Partnership representing 75.47% of the outstanding Units at September 30, 2011.  A number of these Units were acquired pursuant to tender offers made by Aimco or its affiliates. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 75.47% of the outstanding Units, Aimco and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to Aimco as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to Aimco as its sole stockholder.

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

Completion of the merger is subject to certain conditions, including approval by a majority in interest of the limited partners holding Units. In addition, the terms of the merger may be modified before the merger is completed.  As of September 30, 2011 and December 31, 2010, the Partnership had issued and outstanding 44,718 Units, and AIMCO Properties, L.P. and its affiliates owned 33,750 of those Units, or approximately 75.47% of the number of outstanding Units. AIMCO Properties, L.P. and its affiliates have indicated that they intend to take action by written consent to approve the merger.

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

ANGELES PARTNERS XII, LP
(A Delaware Limited Partnership)

By: Angeles Realty Corporation II
Managing General Partner

Date: November 10, 2011	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: November 10, 2011	By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director of Partnership Accounting

ANGELES PARTNERS XII, LP

EXHIBIT INDEX

Exhibit          Description of Exhibit

  3.1            Amended Certificate and Agreement of Limited Partnership dated May 26, 1983 filed in Form S-11 dated September 2, 1983 and is incorporated herein by reference.

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

101            XBRL (Extensible Business Reporting Language). The following materials from Angeles Partners XII, LP’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statement of changes in partners’ deficit, (iv) consolidated statements of cash flows, and (v) notes to consolidated financial statements (1).

(1)            As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.